Form 10-K
period 1993-12-31
WESTINGHOUSE ELECTRIC CORP
filed 1994-03-07
CIK 106413

===============================================================================
                                      1993
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                 -----------------
                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ____________  TO _____________

                          COMMISSION FILE NUMBER 1-977

                       WESTINGHOUSE ELECTRIC CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                                          25-0877540
- - -------------------------------------------------------      ---------------------------------------
             (State of Incorporation)                        (I.R.S. Employer Identification No.)

11 STANWIX STREET, PITTSBURGH, PENNSYLVANIA 15222-1384                 (412) 244-2000
- - -------------------------------------------------------      ---------------------------------------
 (Address of principal executive offices)   (Zip Code)                  (Telephone No.)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


         TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
- - ----------------------------------------------     ----------------------------------------------------
Common Stock, par value $1.00 per Share            New York Stock Exchange       Pacific Stock Exchange
                                                   Midwest Stock Exchange        Boston Stock Exchange
                                                   Philadelphia Stock Exchange

$1.53 Depositary Shares, Each Representing
  One-Quarter of a Share of Series B Conversion
  Preferred Stock                                  New York Stock Exchange

7 3/4% Notes due April 15, 1996                    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

     Westinghouse Electric Corporation had 353,366,776 shares of common stock outstanding at February 5, 1994. As of that date, the aggregate market value of common stock held by non-affiliates was $4.9 billion.

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of Westinghouse Electric Corporation's Notice of 1994 Annual Meeting and Proxy Statement filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the Proxy Statement). (Parts I and
   III)
===============================================================================

     The terms "Westinghouse" and "Corporation" as used in this Report on Form 10-K refer to Westinghouse Electric Corporation and its consolidated subsidiaries unless the context indicates otherwise.

                                     PART I

ITEM 1.  BUSINESS.

  General

     Westinghouse Electric Corporation was founded in 1886 and since 1889 has operated under a corporate charter granted by the Commonwealth of Pennsylvania in 1872. Today, Westinghouse is a diversified, global, technology-based corporation. The Corporation's key operations include television and radio broadcasting, advanced electronics systems, environmental services, management services at government-owned facilities, services and equipment for utility markets and transport temperature control.

     For management reporting purposes, Westinghouse applies a business unit concept to its operating organizations, with each business unit consisting of one or more divisions or subsidiaries that meet certain internal criteria for profit center decentralization.

     In November 1992, the Board of Directors of Westinghouse adopted a plan (the Plan) that included exiting the financial services and other non-strategic businesses. The Corporation classified the operations of Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO) (collectively, Other Operations) and Financial Services as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Under the Plan, the disposition of The Knoll Group (Knoll) was scheduled to occur by the end of 1994 and WCI Communities, Inc. (WCI) by the end of 1995. Financial Services was comprised primarily of Westinghouse Credit Corporation (WCC) and Westinghouse Savings Corporation
(WSAV), each subsidiaries of Westinghouse Financial Services, Inc. (WFSI) and the Corporation's leasing portfolio. On May 3, 1993, WFSI and WCC were merged into Westinghouse. See notes 2 and 20 to the financial statements included in
Part II, Item 8 of this report.

     In January 1994, the Corporation announced that the sale of WCI will be accelerated from 1995 into 1994 and Knoll is no longer for sale. WCI will continue to be reported as part of Continuing Operations until the requirements of APB 30 are met. At that time, WCI will be classified as a discontinued operation and appropriate restatements will be made to the Corporation's financial statements.

     For financial reporting purposes, the Corporation's Continuing Operations are aligned into the following segments: Broadcasting, Electronic Systems, Environmental, Industries, Power Systems, Knoll and WCI. Engineering and repair services, previously included in the Industries segment, has been transferred to the Power Systems segment where these businesses have been consolidated with the power generation service organization. The Environmental segment now includes the U.S. naval nuclear reactors programs previously reported in Power Systems. The Longines-Wittnauer Watch Company and Westinghouse Communications have been transferred from the Broadcasting segment to the Industries segment as part of the Industrial Products and Services business unit.

     The financial results of manufacturing entities located outside the United States, and export sales and foreign licensee income are included in the financial information of the reporting segment that had operating responsibility for such activity. Financial and other information by segment and geographic area is included in note 21 to the financial statements included in Part II,
Item 8 of this report. For information about principal acquisitions and divestitures during the three years ended December 31, 1993, see note 20 to the financial statements included in Part II, Item 8 of this report.

     During 1993, the largest single customer of Westinghouse was the United States government and its agencies, whose purchases accounted for 30% of 1993 consolidated sales of products and services. No material portion of the Corporation's business was seasonal in nature.

REPORTING SEGMENTS

BROADCASTING

     Westinghouse Broadcasting Company, Inc. (Group W), a wholly-owned subsidiary of the Corporation, provides a variety of communications services consisting primarily of commercial broadcasting, program production and distribution. It sells advertising time to radio, television and cable advertisers through national and local sales organizations.

     Group W currently owns and operates five network affiliated television broadcasting stations and 14 radio stations. Group W's television stations are located in Baltimore, Boston, Philadelphia, Pittsburgh and San Francisco and their signals reach approximately ten percent of the United States viewing audience. Four of the five Group W television stations are currently rated either first or second in prime time and in news among adult viewers.

     Group W's radio stations form the largest non-network radio group in the United States. They are located in Boston, Chicago, Detroit, Houston, Los Angeles, New York City, Philadelphia and Pittsburgh--seven of the top ten radio markets in the nation. In addition, WINS, Group W's all-news radio station in New York City, currently has more listeners over the age of 18 than any other radio station in the United States.

     Group W Satellite Communications provides sports programming and the marketing and advertising sales for two country music entertainment channels. Group W Satellite Communications is also the industry leader providing technical services to broadcast and cable television networks.

     The Broadcasting segment also includes Group W's program production and distribution business, Group W Productions, which supplies television series and special programs through national syndication to broadcast television stations and cable networks throughout the United States.

     Group W's broadcast stations have many competitors, both large and small, and compete principally on the basis of audience ratings, price and service. Group W's commercial broadcast television business experiences competition from cable television which provides program diversification in addition to improved reception. Broadcast television stations and cable television systems are also in competition in varying degrees with other communications and entertainment media, including movie theaters, videocassette distributors and over-the-air pay television. Due to the rapid pace of technological advancement, broadcast television stations can expect to face continued strong competition in the future. Still, after years of such intense competition, these broadcast television stations remain, by a wide margin, the dominant distributors of news and entertainment programming in their geographical markets.

ELECTRONIC SYSTEMS

     Electronic Systems is a world leader in the research, development, production and support of advanced electronic systems for defense, government, and commercial customers.

     Products provided to the Department of Defense (DoD) and foreign governments include surveillance and fire control radars, command and control systems, electronic countermeasures equipment, electro-optical systems, satellite-based sensors, missile launching and handling equipment, marine propulsion systems, torpedoes, anti-submarine warfare systems and communications equipment. Purchases by DoD, directly and through subcontractors, accounted for 70% of Electronic Systems' sales in 1993.

     In 1991, Electronic Systems' DoD business began to experience a shift from high margin production to lower margin development programs. These high priority development programs, such as the Air Force Advanced Tactical Fighter and Army Comanche Helicopter, are expected to transition to high margin production in the late '90s. The termination of the Airborne Self Protection Jammer and reduced torpedo production options will impact near-term sales.

     Electronic Systems is pursuing growth of its core businesses and expansion of its DoD product and customer base. Strong growth opportunities also exist internationally for capitalizing on strong product positions in markets such as air traffic control and airborne sensor systems.

     Electronic Systems has been successful in using its technology leadership position to develop a broad spectrum of electronic products for domestic and international markets. International sales were 18% of Electronic Systems' total sales in 1993 and its products have a presence in over 100 countries.

     In general, sales to the United States government and foreign military sales through the United States government, are subject to termination procedures prescribed by statute. Government contracts vary from fixed-price contracts on production programs and some development programs, to cost-type contracts on development activities. Reliability, performance and competitive costs are the main criteria in the award of contracts of this type. This segment's business is influenced by changes in the budgetary plans and procurement policies of the United States government, as well as changes in its diplomatic posture.

     This segment encounters significant competition, primarily from large electronics companies, on the basis of technology, price, service, warranty and product performance. On any DoD weapons system platform, Electronic Systems might be a prime bidder, or teamed or in competition with any one of the major aerospace companies doing business within the United States or allied countries.

ENVIRONMENTAL

     The Westinghouse Government & Environmental Services Company includes Environmental Services, the management of certain government-owned facilities and the U.S. naval nuclear reactors programs.

     Environmental Services provides a variety of environmental remediation and toxic, hazardous and radioactive waste treatment services.

     Through Aptus, Inc., the Corporation offers toxic and hazardous waste incineration, treatment, transportation, storage and analysis services. Facilities performing these services are located in Kansas, Utah and Minnesota.

     Westinghouse Remediation Services, Inc. provides comprehensive toxic and hazardous waste remediation services, including mobile, on-site environmental treatment technologies. The Scientific Ecology Group, Inc. offers a broad range of on-and off-site services to manage radioactive materials and mixed wastes, including the only commercially-licensed radioactive waste incinerator and the only recycling facility for radioactively contaminated metals in the United States. Through subsidiaries, Resource Energy Systems operates four waste-to-energy plants that convert municipal solid waste into clean electrical energy. Controlmatic, a group of affiliated indirect subsidiaries having principal operations in Germany, Switzerland, Austria and Italy, offers products and services relating to control, monitoring and industrial automation and instrumentation.

     Through the Westinghouse Savannah River Company and certain subsidiaries and divisions of Westinghouse Government & Environmental Services Company, the Corporation manages five government-owned facilities under contracts with the United States Department of Energy (DoE). These DoE facilities are involved in the production of uranium metal products, fuel reprocessing, nuclear waste disposal and environmental restoration. The mission at the defense facilities has been evolving in recent years to waste management and environmental cleanup. These businesses are under contracts with the federal government, which reserves the right to terminate these contracts for convenience.

     The U.S. naval nuclear reactors programs consist of the Corporation's Navy nuclear and technical support businesses. These businesses include the Bettis Atomic Power Laboratory, the Plant Apparatus Division, Machinery Apparatus Operation and the Machinery Technology Division, which provides technical engineering services to the Naval Sea Systems Command.

     Certain businesses within this segment have been identified for sale in connection with the Corporation's planned disposition of certain non-strategic businesses announced in January 1994. See Management's Discussion and Analysis--Restructuring and Other Actions included in Part II, Item 7 of this report.

     Competition for services provided by businesses in the Environmental segment is based on price, technology preference, environmental experience, performance reputation and, with respect to certain businesses, availability of permitted treatment or disposal facilities.

INDUSTRIES

     The Industries segment is comprised of the transport temperature control business and the Industrial Products and Services business unit.

     Thermo King Corporation (Thermo King), the world leader in its primary businesses, manufactures a complete line of transport temperature control equipment, including units for trucks, truck trailers, container ships, buses and railway cars and service parts to support these units. The transport refrigeration units are powered by diesel fuel, gasoline, propane or electricity. Thermo King maintains international manufacturing facilities in Ireland, Brazil, Spain, the Dominican Republic, the United Kingdom, the Czech Republic and the People's Republic of China. It has dealerships throughout the world, and its equipment is used in virtually every country.

     Industrial Products and Services is a diverse group of businesses located primarily in the United States, providing products and services to commercial, industrial, utility, and government customers. These products and services include: wide area and local area voice and data communications services; watches; process rectifiers and associated renewal parts, electro-mechanical parts, and maintenance and repair of continuous casting machines within the steel industry; copper rod and magnet wire, liquid insulation and resins, and flexible insulation; decorative and industrial high-pressure laminates; large industrial motors; and commercial printing. Certain businesses within this business unit have been identified for sale in connection with the Corporation's planned disposition of certain non-strategic businesses announced in January 1994. See Management's Discussion and Analysis--Restructuring and Other Actions included in Part II, Item 7 of this report.

     Thermo King is subject to competition worldwide for all of its products. Its products compete on the basis of service, technology, warranty, product performance, and cost. In addition, Thermo King's customers and end users are concerned about environmental issues, especially chloroflourocarbons, noise pollution and engine emissions. Thermo King designs its products to meet or exceed all environmental requirements. Industry Products and Services competes in local geographic markets based on price, performance reputation, technology preference and experience.

POWER SYSTEMS

     The Power Systems segment includes the Power Generation and Energy Systems business units which serve the worldwide market for electrical power generation.

     The Power Generation business unit designs, manufactures and services steam turbine-generators for commercial nuclear and fossil-fueled power plants, as well as combustion turbine-generators for natural gas and oil-fired power plants. In addition to serving the regulated electric utility industry, the business unit supplies, services and operates power plants for independent power producers and other non-utility customers. Growing demand for electrical energy has contributed to the business unit's growth. In 1993, the business unit was awarded orders for approximately 3,200 megawatts of new power generating capacity. The domestic market for new generating equipment from 1994 through the year 2002 is approximately 132 gigawatts; the international market is expected to be over five times the size of the domestic market. With more than 2,800 operating units worldwide based on Westinghouse power generation technology, the business unit has a substantial service business. The Power Generation business unit is a participant in the development of emerging technologies which could shape the future of power generation and place the business unit in a strong position for continued growth.

     The Energy Systems business unit primarily serves the worldwide nuclear energy market. It also designs and develops solar-based energy systems and process control systems for nuclear and fossil-fueled power plants and industrial facilities. About 40% of the world's operating commercial nuclear power plants incorporate Westinghouse technology. With virtually all of Westinghouse's worldwide nuclear power plant projects now in operation, the business unit focuses on supplying a wide range of operating plant services, ranging from performance-based maintenance programs to new products and services that enhance plant performance. The business unit also has complete capabilities for supplying customers with nuclear fuel. The annual market for operating plant services and fuel is over $10 billion in the United States and $30 billion globally. The business unit is also working with government agencies and industry leaders to revitalize the nuclear energy option, and is developing a simplified nuclear power plant design that incorporates passive safety systems.

     The Power Generation and Energy Systems business units have a number of domestic and foreign competitors in the electric utility industry where Westinghouse is recognized as a significant supplier. Positive factors with respect to competitive position are technology, service and worldwide presence. Negative factors are an increasing number of foreign competitors and small competitors, particularly in the service area. The principal methods of competition are technology, product performance, customer service, pricing and financing.

KNOLL

     The Knoll Group is comprised of the Corporation's office furniture businesses. Knoll provides a wide range of furniture products ranging from designer-oriented individual pieces to systems designed to improve work environments and contribute to productivity. Products include individually hand-crafted furniture, executive furniture, general office furniture, furniture-grade textiles, office accessories and furniture systems.

     Knoll is subject to a high degree of competition (including price, service, design and product performance) for sales of products to the interior design, construction, industrial and consumer markets from both large and small competitors.

WCI

     WCI develops land into master planned luxury communities located primarily in Florida and California. Among WCI's major community developments are Coral Springs, Parkland, Bermuda Bay, Pelican Bay, Pelican Marsh, Pelican Landing, Gateway and Bay Colony, all in Florida, Tortolita Mountain Properties in Arizona and Bighorn in Palm Springs, California.

DISCONTINUED OPERATIONS

     Discontinued Operations consists of Financial Services and Other Operations. Other Operations is comprised of DCBU and WESCO.

FINANCIAL SERVICES

     Financial Services was comprised primarily of WCC and WSAV, WFSI and the Corporation's leasing portfolio. WSAV sold Westinghouse Federal Bank, whose assets represented the substantial majority of WSAV's assets, in January 1993. On May 3, 1993, WFSI and WCC were merged into Westinghouse and, as a consequence, ceased to exist as separate legal entities and their debt was assumed by the Corporation. This merger gave management greater flexibility to liquidate the assets of Financial Services and execute the strategy of exiting the financial services business.

     During 1993, Financial Services disposed of assets ahead of schedule at prices more favorable than anticipated in the Plan. Financial Services disposed of real estate, corporate and leasing assets for approximately $4,150 million in cash during 1993, and significantly reduced debt. These dispositions included the sale of over half of the commercial real estate portfolio to LW Real Estate Investments, L.P. (LW) in several transactions. LW was formed in April 1993 between Westinghouse, the limited partner, and an affiliate of Lehman Brothers, an investment banking firm. The Lehman Brothers affiliate is the general partner. At December 31, 1993, the Corporation had a 44% limited partnership interest in LW.

     Financial Services portfolio investments are comprised of the remaining real estate and corporate assets, and the Corporation's leasing portfolio, which is expected to run-off in accordance with contractual terms. The remaining real estate assets are primarily comprised of real estate properties, receivables and the Corporation's investment in LW. The Corporation expects a significant portion of its investment in LW to be liquidated during 1994 and the remaining real estate assets by the end of 1995. The remaining corporate assets are expected to be liquidated during 1994.

DISTRIBUTION AND CONTROL

     On August 11, 1993, the Corporation announced an agreement to sell the majority of DCBU to Eaton Corporation for a purchase price of $1.1 billion and the assumption by the buyer of certain liabilities. The Corporation completed this sale on January 31, 1994.

WESTINGHOUSE ELECTRIC SUPPLY COMPANY

     On February 16, 1994, the Corporation announced an agreement to sell WESCO to an affiliate of Clayton Dubilier & Rice, Inc., a private investment firm, for a purchase price of approximately $340 million. The Corporation completed this sale on February 28, 1994.

RAW MATERIALS

     The Corporation has experienced no significant difficulty with respect to sources and availability of raw materials essential to the business.

PATENTS

     Westinghouse owns or is licensed under a large number of patents and patent applications in the United States and other countries that, taken together, are of material importance to its business. Such patent rights are, in the judgment of the Corporation, adequate for the conduct of its business. None of its important products, however, are covered by exclusive controlling patent rights that preclude the manufacture of competitive products by others.

BACKLOG

     The backlog of firm orders of the Corporation from Continuing Operations was $9,925 million at the end of 1993 and $9,617 million at the end of 1992, excluding amounts associated with uranium supply contract settlements. Of the 1993 backlog, $5,686 million is expected to be liquidated after 1994. In addition to the reported backlog, the Corporation provides certain non-Westinghouse products primarily for nuclear steam supply systems customers.

Backlog for the Corporation is as follows:

     Electronic Systems backlog at year-end 1993 and 1992 was $3,841 million and $3,969 million. Backlog of $2,118 million is expected to be liquidated after 1994.

     Environmental backlog at year-end 1993 and 1992 was $797 million and $778 million. Backlog of $645 million is expected to be liquidated after 1994.

     Industries backlog at year-end 1993 and 1992 was $215 million and $196 million. Backlog of $36 million is expected to be liquidated after 1994.

     Power Systems backlog at year-end 1993 and 1992 was $4,901 million and $4,518 million. Backlog of $2,850 million is expected to be liquidated after 1994.

     Knoll backlog at year-end 1993 and 1992 was $108 million and $106 million. Backlog of $24 million is expected to be liquidated after 1994.

     Also included in backlog at year-end of 1993 and 1992 was $63 million and $50 million attributable to Corporate-Other, of which $13 million is expected to be liquidated after 1994.

ENVIRONMENTAL MATTERS

     Information with respect to Environmental Matters is incorporated herein by reference to Management's Discussion and Analysis--Environmental Matters included in Part II, Item 7 and note 17 to the financial statements included in
Part II, Item 8 of this report.

RESEARCH AND DEVELOPMENT

Data with respect to research and development is incorporated herein by reference to note 21 to the financial statements included in Part II, Item 8 of this report.

EMPLOYEE RELATIONS

     During 1993, Westinghouse employed an average of 103,063 people of whom approximately 79,000 were located in the United States. During the same period, approximately 14,000 domestic employees were represented in collective bargaining by 24 labor organizations. Two-thirds of these represented employees were represented by unions that are affiliated with, and/or bargain in conjunction with, one of three national unions, namely, the International Brotherhood of Electrical Workers, International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers and the Federation of Independent Salaried Unions.

     The current three-year agreements for these national unions which were negotiated in August 1991 expire on August 27, 1994. The current agreements provide a balanced and competitive package of pay and benefits which were particularly well suited for Westinghouse and its employees.

     In 1994 negotiations, management will place particular emphasis on achieving an economic settlement and other provisions that are appropriate for and supportive of current business conditions.

     At December 31, 1993, the Corporation employed 101,654 people, of which 16,812 were employees of DCBU and WESCO. The Corporation completed the sales of DCBU and WESCO in January 1994 and February 1994, respectively.

FOREIGN AND DOMESTIC OPERATIONS

     Data with respect to foreign and domestic operations and export sales is incorporated herein by reference to note 21 to the financial statements included in Part II, Item 8 of this report.

ITEM 2.  PROPERTIES.

     At December 31, 1993, Westinghouse Continuing Operations owned or leased 791 locations totalling 40 million square feet of floor area in the United States and 32 foreign countries. Domestic operations of Continuing Operations comprised approximately 84% of the total space.

     Facilities leased in the United States accounted for approximately 23% of the total space occupied by Continuing Operations and facilities leased in foreign countries accounted for approximately 7% of the total space occupied by Continuing Operations. No individual lease was material.

     A number of manufacturing plants and other facilities formerly used in operations are either vacant, partially utilized, or leased to others. All of these plants are expected to be sold, leased, or otherwise utilized. Except for these facilities, the Corporation's physical properties are adequate and suitable, with an appropriate level of utilization, for the conduct of its business in the future.

ITEM 3.  LEGAL PROCEEDINGS.

     (a) On December 1, 1988, the Republic of the Philippines (Republic) and National Power Corporation (NPC) filed a lawsuit in the United States District Court (USDC) for the District of New Jersey asserting claims against the Corporation, Westinghouse International Projects Company and Burns and Roe Enterprises, Inc. (Burns and Roe) relating to a contract between NPC and Westinghouse for the construction of a nuclear power plant in the Philippines as well as an earlier consulting contract between NPC and Burns and Roe relating to the same project. This action seeks recision of the Westinghouse and Burns and Roe contracts and restitution of all money and other property paid to Westinghouse and Burns and Roe or, alternatively, reformation of the NPC-Westinghouse contract. Plaintiffs requested compensatory, punitive and treble damages, costs and expenses of the lawsuit, and such other relief as the USDC deems just and proper. The complaint alleges, among other things, bribery and other fraudulent conduct, tortious interference with the fiduciary duty owed by Ferdinand E. Marcos to the Republic and the people of the Philippines, common law fraud, and violations of various New Jersey and federal statutes, including the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) statute. Plaintiffs demanded a jury trial.

     Also on December 1, 1988, Westinghouse filed a request for arbitration with the International Chamber of Commerce Court of Arbitration (ICC) pursuant to the NPC-Westinghouse contract, setting forth certain claims Westinghouse has against NPC and the Republic and asking for arbitration of the anticipated claims of the Republic and NPC related to the Philippines nuclear power plant. The Republic and NPC challenged the jurisdiction of the ICC, arguing that the contract between the parties, including its arbitration provision, was invalid due to alleged bribery in the procurement of the contract. In December 1991, the ICC arbitration panel issued its award finding that the Republic and NPC had failed to carry their burden of proving the alleged bribery by the Corporation. The panel thereby concluded that the arbitration clause and contract were valid and that the panel has jurisdiction over the remaining disputes between NPC and the Corporation. In January 1992, NPC filed an action for annulment of the award by the ICC arbitration panel in the Swiss Federal Supreme Court. In September 1993, the Swiss Federal Supreme Court issued an order dismissing NPC's annulment action and assessing cost against NPC. Arbitration before the ICC is ongoing. An evidentiary hearing is scheduled to begin in the first quarter of 1994, and a final award is anticipated before the end of 1994.

     With respect to the suit filed in the USDC, Westinghouse filed a motion requesting that the action filed there be stayed in its entirety pending arbitration of the Republic's claims. In 1989, the Court granted a motion brought by the Corporation and ordered 14 of the 15 counts in the lawsuit stayed pending arbitration. The Court retained jurisdiction over the remaining count involving an alleged intentional interference with a fiduciary relationship. Trial commenced with respect to this one count in March 1993. In May 1993, a jury verdict was rendered in favor of the Corporation with respect to all claims relating to the alleged intentional interference with a fiduciary relationship. NPC and the Republic have indicated that they intend to appeal this decision.

     (b) Duke Power Company (Duke) filed a lawsuit against the Corporation in March 1990 in the USDC for the District of South Carolina, Charleston Division, for an unspecified amount of damages, including treble and punitive damages, based on 1970 and 1975 contracts for Westinghouse's supply of nuclear steam supply systems at Duke's McGuire and Catawba plants. Subsequently, Duke disclosed that it is seeking approximately $655 million for estimated past and future damages for the four nuclear steam supply systems. Duke asserted counts for negligence, promissory estoppel, fraud, negligent misrepresentation, violation of the RICO statute, and violation of North Carolina and South Carolina unfair trade practices statutes, and alleged that the steam generators delivered by the Corporation were defectively designed and manufactured. Alleged co-owners of the plants intervened in the litigation as additional plaintiffs. In February 1993, the USDC granted the Corporation's motion to dismiss Duke's negligent misrepresentation, negligent design and fabrication claims and portions of its RICO claims. A motion to dismiss the remaining counts is pending. Trial is scheduled for March 14, 1994.

     (c) In March 1990, South Carolina Electric and Gas (SCE&G) filed a lawsuit against the Corporation in the USDC for the District of South Carolina, Charleston Division, for an unspecified amount of damages, including treble and punitive damages, based on a 1970 contract for the Corporation's supply of a nuclear steam supply system at the Summer plant. Subsequently, plaintiff disclosed that it is seeking approximately $175 million for past damages and for estimated future replacement of the nuclear supply system. SCE&G asserted counts for breach of warranty, breach of contract, negligence, negligent misrepresentation, promissory estoppel, fraud, violation of the RICO statute and violation of a South Carolina unfair trade practices statute. SCE&G alleged that the steam generators delivered by the Corporation were defectively designed and manufactured. In February 1993, the court granted the Corporation's motion to dismiss with respect to SCE&G's negligent misrepresentation, negligent design and fabrication claim and portions of its RICO claims. On January 12, 1994, the Corporation and SCE&G entered into a settlement agreement resolving all claims asserted in this action and entered into a stipulated order dismissing the action with prejudice.

     (d) In October 1990, Commonwealth Edison Company (Commonwealth Edison) filed a lawsuit against the Corporation and four individual defendants (all employees of the Corporation or a Corporation subsidiary company) in Circuit Court in Cook County, Illinois, for an unspecified amount of damages, including treble and punitive damages, based on the Corporation's supply of nuclear steam supply systems for Commonwealth Edison's Zion, Byron and Braidwood plants. The complaint sets forth counts of common law fraud against the Corporation and the employees, and violation of the Illinois Consumer Fraud and Deceptive Practices Act and violations of the RICO statute against the Corporation. In November 1991 Commonwealth Edison dismissed the individual defendants and the parties are currently engaged in discovery.

     (e) In October 1990, Houston Lighting and Power Company and its co-owners filed a lawsuit against the Corporation and two individual defendants (one current and one retired employee of the Corporation) in the District Court of Matagorda County, Texas, for an unspecified amount of damages. The claims arise out of the Corporation's supply of nuclear steam supply systems for the South Texas Project. The petition alleges breach of contract warranty, misrepresentation, negligent misrepresentation and violation of the Texas Deceptive Trade Practices Act. Plaintiffs later alleged $14 million plus, for past damages. In January 1991, the parties reached agreement to dismiss the individual defendants and to stay the litigation for the purpose of discussing resolution of the issues between them. In November 1991, however, the plaintiffs gave notice that they were activating the litigation.

     In March 1993, plaintiffs filed an amended complaint seeking an unspecified amount of future damages for replacement of the steam generator. The parties are continuing discovery and a trial date is set for the third quarter of 1994.

     (f) In April 1991, Duquesne Light Company (Duquesne) and its co-owners filed a lawsuit against the Corporation in the USDC for the Western District of Pennsylvania for an undetermined amount of damages, including treble and punitive damages. Subsequently Duquesne disclosed that it is seeking approximately $320 million in damages. The claims arise out of the Corporation's supply of nuclear steam supply systems for the Beaver Valley plants. Duquesne asserts counts for breach of contract, fraud, negligent misrepresentation, and violations of the RICO statute. Pre-trial statements have been filed by all parties and this case could go to trial in 1994.

     (g) In February 1993, Portland General Electric Company (Portland) filed a lawsuit against the Corporation in the USDC for the Western District of Pennsylvania seeking unspecified damages based on claims for breach of contract, negligence, fraud, negligent misrepresentation, and violations of the RICO statute and the Oregon RICO statute relating to the Corporation's design, manufacture and installation of steam generators at the Trojan Nuclear Plant, an electric generating facility located in Ranier, Oregon. Portland also seeks a declaratory judgment that the steam generators are defective and that the Corporation is liable to plaintiff for expenses, including replacement power, incurred as a result of the alleged defects. In April 1993, Portland filed a motion to consolidate its case with a similar action filed by The Eugene Water & Electric Board relating to the Trojan Nuclear Plant. This motion was subsequently granted. In June 1993, the court granted the Corporation's motion to dismiss plaintiff's claims for negligence and negligent misrepresentation. The court also dismissed, in part, the plaintiff's claims under Section 1962(b) of the federal RICO statute relating to the Trojan project enterprise. The parties continue to engage in discovery. This case could go to trial in 1994.

     (h) In February 1993, the City of Eugene, Oregon, acting by and through The Eugene Water & Electric Board (the Board), filed a lawsuit against the Corporation in the USDC for the District of Oregon seeking unspecified damages based on claims for breach of contract, negligence, fraud, negligent misrepresentation, and violations of the RICO statute and the Oregon RICO statute relating to the Corporation's design, manufacture and installation of steam generators at the Trojan Nuclear Plant, an electric generating facility located in Ranier, Oregon. The Board is a 30% owner of the Trojan Nuclear Plant. The Board also seeks a declaratory judgment that the steam generators are defective and that the Corporation is liable to plaintiff for expenses incurred as a result of the alleged defects. Also in February 1993, the Board filed a motion to change venue from the USDC for the District of Oregon to the USDC for the Western District of Pennsylvania. The Board's motion was subsequently granted. This case was consolidated with the Portland case described in item (g) above. The parties in both actions are seeking total damages of approximately $350 million. In June 1993, the court granted the Corporation's motion to dismiss plaintiff's claims for negligence and negligent misrepresentation. The court also dismissed, in part, the plaintiff's claims under Section 1962(b) of the federal RICO statute relating to the Trojan project enterprise. The parties continue to engage in discovery. This case could go to trial in 1994.

     (i) In July 1993, Northern States Power Company (NSP) filed a lawsuit against the Corporation in the USDC for the District of Minnesota for an unspecified amount of damages, including treble and punitive damages, based on the Corporation's supply of steam generators at NSP's Prairie Island Nuclear Plant. The complaint sets forth counts for breach of contract, fraud, negligent misrepresentation, violations of RICO and violations of the Minnesota Prevention of Consumer Fraud Act.

     (j)  In August 1988, the Pennsylvania Department of Environmental Resources
(DER) filed a complaint against the Corporation alleging violations of the Pennsylvania Clean Streams Law at the Corporation's Gettysburg, Pennsylvania, elevator plant. The DER requested that the Environmental Hearing Board assess a penalty in the amount of $9 million. The Corporation has denied these allegations. The parties completed discovery and a portion of the hearing on the complaint began in 1991. The hearing resumed in 1992 and concluded in February 1993. All post-trial briefs have been filed and the parties await a decision.

     (k) The Corporation has been defending a consolidated class action, a consolidated derivative action and certain individual lawsuits that have been brought by shareholders of the Corporation against the Corporation, WFSI and WCC, previously subsidiaries of the Corporation and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI and WCC. In July 1993, the USDC for the Western District of Pennsylvania dismissed in its entirety the derivative claim and dismissed most of the class action claims set forth above, with leave to replead both actions. In August 1993, the plaintiffs refiled, in its entirety, the derivative action. In September 1993, the plaintiffs refiled all dismissed claims in the class-action suit. In September 1993, the Corporation moved to strike and dismiss the refiled derivative action. In December 1993, the Corporation filed a motion to dismiss the refiled class action claims. The parties await a decision on both motions.

     (l) In June 1990, a suit was filed against WCC in the USDC for the Western District of Missouri by three affiliated entities (collectively American Carriers) for the alleged breach of a commitment letter issued by WCC to lend up to $65 million to American Carriers. American Carriers claims the alleged breach caused it to file bankruptcy. The complaint alleged counts for breach of contract, breach of implied duty of good faith, promissory estoppel and negligent misrepresentation, and sought compensatory and punitive damages. By agreement of the parties, in January 1992, the action in the USDC was dismissed and an action was filed in the Circuit Court of Jackson County, Missouri with substantially the same claims made, except allegations relating to negligent misrepresentation and punitive damages were dropped by stipulation of the parties. WCC counterclaimed alleging, among other things, fraud in the inducement, which if proven would defeat plaintiffs' claims in their entirety. In February 1993, the jury in this case returned a verdict in favor of the plaintiffs in the amount of $70 million. In April 1993, the Corporation appealed the decision of the court. A decision on the appeal is expected soon.

     (m) In February 1993, the Corporation was sued by 108 former employees who were laid off subsequent to the cancellation by the federal government of all contracts pertaining to the carrier based A-12 aircraft program. The complaint alleges age discrimination on the part of the Corporation. The suit was filed in the USDC for the District of Maryland. The plaintiffs seek back pay with benefits and reinstatement of jobs or front pay. Also, in April 1993, the Equal Employment Opportunity Commission (EEOC) filed a class-action, age discrimination suit against Westinghouse in the USDC for the District of Maryland on behalf of 388 former Westinghouse employees who were laid off or involuntarily terminated from employment subsequent to the federal government's cancellation of all contracts pertaining to the carrier based A-12 aircraft program. The suit alleges age discrimination and discriminatory employment practices. The suit seeks back pay, interest, liquidated damages, reinstatement of jobs, court costs and other appropriate relief. These two cases have been consolidated by the court. Presently, the EEOC is reviewing various discrimination charges relating to other involuntary terminations which have occurred at the Corporation's Electronic Systems business unit. In October 1993, EEOC issued a determination letter regarding age discrimination associated with certain layoffs at the Corporation's Electronic Systems business unit. The letter invited the Corporation to conciliate the issues. If the conciliation is unsuccessful, the EEOC may file another lawsuit in federal court.

     (n) Beginning in early 1990 and continuing into 1993, numerous asbestos lawsuits have been filed against the Corporation and numerous other defendants in the Circuit Court of Jackson County, Mississippi. The plaintiffs allege personal injury, wrongful death and loss of consortium claims arising out of exposure to products containing asbestos that were manufactured, supplied or installed by the defendants. In April 1993, trial commenced in the Circuit Court with respect to the claims of nine plaintiffs against a number of defendants, including the Corporation. In August 1993, a jury awarded a verdict in favor of five of the plaintiffs against the Corporation and certain other defendants and awarded a defense verdict in favor of the Corporation against the four other plaintiffs. The jury found Westinghouse approximately 38% liable on the aggregate damage verdict of some $8.75 million awarded the five plaintiffs, with punitive damages at 10% of compensatory damages. The Corporation is entitled to offsets on these verdicts from settlements previously paid by certain defendants and will also apply its insurance coverage to these verdicts. The judge has previously ruled that the jury's findings on certain questions may apply to approximately 6,400 other cases pending which, however, would still have to be tried on issues of exposure, causation and the amount of compensatory damages, if any. The Corporation, along with the other defendants who were found liable, have filed post-trial motions seeking a judgment notwithstanding the verdict on a new trial. The Corporation intends to appeal if the court denies its post-trial motions.

     (o) The Corporation is currently a defendant in approximately 7,400 out of more than 12,000 asbestos cases pending in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege personal injury, wrongful death and loss of consortium claims arising out of alleged exposure to asbestos-containing products that were manufactured, supplied or installed by the defendants, including the Corporation. On March 24 1994, a trial is scheduled to begin on the plaintiffs' claims generally, although no individual plaintiffs will be asserting their claims at that time. Rather, the trial will focus on whether the various defendants' asbestos-containing products were hazardous, and whether the defendants had and/or breached a duty to warn of the alleged hazards associated with those products. The trial will also determine whether the defendants are liable for punitive damages arising from a failure to warn of alleged hazards associated with their asbestos-containing products. The findings made in this phase of trial regarding "duty to warn" and punitive damages may be applied in future trials involving the individual plaintiffs.

     (p) The Corporation is a direct defendant in approximately 527 of 2,100 consolidated cases alleging personal injury, wrongful death and loss of consortium claims arising from exposure to asbestos-containing products manufactured, supplied or installed by various defendants, including the Corporation. Although pending in Baltimore County Circuit Court, Westinghouse has removed 508 of the cases to Federal Court, and has thus far successfully defended plaintiffs' attempts to remand the cases to state court. If the cases are remanded, they will become part of a trial scheduled for March 1994, which will adjudicate all issues raised by the claims of ten representative plaintiffs, including the issue of punitive damages. Certain findings made with respect to the representative plaintiffs will be applied to future trials of the remaining plaintiffs. The March 1994 trial will also address cross-claims and third-party claims filed by various defendants against the Corporation in an earlier consolidated proceeding in which the Corporation was not a direct defendant.

     (q) On March 10, 1993, the State of Washington Department of Ecology issued to the DoE and to Westinghouse Hanford Company (WHC) an administrative penalty in the amount of $100,000 for violation of the Washington Dangerous Waste regulations. Specifically, the penalty was assessed for failure to designate certain waste at the tank farms at the DoE's Hanford, Washington facility, which is managed by WHC. On November 1, 1993, the parties agreed to fund certain projects in lieu of paying this amount directly to the State. The Corporation believes that the penalty will be an allowable cost under WHC's contract with the DoE.

     (r) A description of the derivative litigation involving certain of the Corporation's current and past directors is incorporated herein by reference to "Litigation Involving Derivative Claims Against Directors" in the Proxy Statement.

     Management believes that the Corporation has meritorious defenses to all of the proceedings described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 1993.

EXECUTIVE OFFICERS

     The name, offices, and positions held during the past five years by each of the executive officers of the Corporation as of March 1, 1994 are listed below. Officers are elected annually. There are no family relationships among any of the executive officers of the Corporation.

                                                                             AGE AT
                    NAME, OFFICES, AND POSITIONS                          MARCH 1, 1994
    ------------------------------------------------------------        -----------------
    Michael H. Jordan -- Chairman and Chief Executive Officer                  57
      since June 30, 1993.
    Gary M. Clark -- President since June 30, 1993; President                  58
      and Acting Chief Executive Officer from January 27, 1993
      to June 30, 1993; Member of President's Office from
      January 1, 1993 to January 27, 1993; Executive Vice
      President, Industries and Corporate Resources from
      December 1990 to December 1992; Executive Vice President,
      Industries from January 1988 to December 1990.
    Frank R. Bakos -- Vice President, Power Generation since                   56
      January 1989.
    Louis J. Briskman -- Senior Vice President and General                     45
      Counsel since January 1994; Senior Vice President,
      Secretary and General Counsel from January 1993 to January
      1994; Deputy General Counsel from January 1988 to December
      1992.
    Thomas P. Costello -- Executive Vice President since October               62
      1993; Group President from February 1993 to October 1993;
      President, Thermo King Corporation from October 1985 to
      February 1993.
    Richard J. Hadala -- Vice President, Strategic Management                  36
      since January 1994.
    Francis J. Harvey -- President, Westinghouse Government &                  50
      Environmental Services Company since January 1994; Vice
      President, Science and Technology from July 1993 to
      February 1994; General Manager, Marine Division from July
      1986 to July 1993.
    Warren H. Hollinshead -- Executive Vice President since                    58
      March 1, 1994; Executive Vice President Finance from
      December 1990 to March 1, 1994; Vice President and Deputy,
      Finance from July 1990 to December 1990; Vice President
      and Treasurer from February 1990 to July 1990; Vice
      President, Corporate Development from January 1988 to
      February 1990.
    Willard C. Korn -- President, Westinghouse Broadcasting                    51
      Company since January 1993; President, Group W Television
      from June 1990 to January 1993.

                                                                             AGE AT
                    NAME, OFFICES, AND POSITIONS                          MARCH 1, 1994
    ------------------------------------------------------------        -----------------
    Richard A. Linder -- Executive Vice President since October                62
      1993; Group President from February 1993 to October 1993;
      Member of President's Office from January 1993 to February
      1993; Executive Vice President, Electronic Systems from
      December 1987 to December 1992.
    James S. Moore -- Senior Vice President, Corporate Human                   57
      Resources and Total Quality since January 1993; Vice
      President of Executive Resources and Development from July
      1991 to January 1993; President, Westinghouse Savannah
      River Company from September 1988 to July 1991.
    Fredric G. Reynolds -- Executive Vice President, Finance                   43
      since March 1, 1994.
    Burton B. Staniar -- Executive Vice President and Chairman                 52
      of The Knoll Group and Westinghouse Broadcasting Company
      since October 1993; Group President from February 1993 to
      October 1993; Member of President's Office from January
      1993 to February 1993; Executive Vice President since
      January 1993; Chairman and Chief Executive Officer,
      Westinghouse Broadcasting Company from May 1987 to
      December 1992.
    James F. Watson, Jr. -- President, Thermo King since                       56
      February 1993; Vice President and General Manager, North
      American Division of Thermo King from October 1983 to
      February 1993.
    Nathaniel D. Woodson -- Vice President, Energy Systems since               52
      November 1990; President, International from March 1989 to
      November 1990.
    Laurence A. Chapman -- Vice President and Treasurer since                  44
      January 1992; Special Assistant to Executive Vice
      President, Finance from August 1991 to January 1992;
      Executive Vice President, Finance, Westinghouse Financial
      Services, Inc. from June 1990 to August 1991; Vice
      President, Finance, Westinghouse Financial Services, Inc.
      from May 1988 to June 1990.
    Robert E. Faust -- Vice President and Controller since                     54
      February 1988.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal markets for the Corporation's common stock are identified on page 1 of this report. The remaining information required by this item appears on page 58 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item appears on page 58 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears on pages 16 through 28 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item, together with the report of Price Waterhouse dated January 26, 1994, except as to the matter discussed in paragraph 9 of note 2 which is as of February 28, 1994, appears on pages 29 through 57 of this report and is incorporated herein by reference.

                                                                                   PAGE
                                                                                   -----
    Consolidated Statement of Income for each of the three years in the             29
      period ended December 31, 1993
    Consolidated Balance Sheet at December 31, 1993 and 1992                        30
    Consolidated Statement of Cash Flows for each of the three years in the         31
      period ended December 31, 1993
    Notes to the Financial Statements                                               32
    Report of Management                                                            57
    Report of Independent Accountants                                               57
    Five-Year Summary Selected Financial and Statistical Data (unaudited)           58
    Quarterly Financial Information (unaudited)                                     58

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

FINANCIAL REVIEW

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

In November 1992, the Corporation adopted a plan which included the disposition of Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO) and exiting Financial Services. These businesses comprise the Corporation's Discontinued Operations.
  The Corporation's Continuing Operations consist of its Broadcasting, Electronic Systems, Environmental, Transport Temperature Control and Power Systems businesses, as well as The Knoll Group (Knoll), its furniture business, and WCI Communities, Inc. (WCI).
  The Corporation reported a net loss of $326 million, or $1.07 per share, for 1993. Net losses in 1992 and 1991 were $1,394 million and $1,086 million, or $4.11 and $3.46 per share, respectively. Included in 1993 results was a pre-tax provision of $750 million for restructuring, the disposition of certain non-strategic businesses and certain litigation and environmental contingencies. The 1993 results also included an after-tax charge of $95 million for Discontinued Operations to reflect management's current estimates of proceeds and costs associated with the plan adopted in November 1992. See notes 1 and 2 to the financial statements for a description of the plan. Included in 1992 results was an after-tax charge of $1,383 million to record the estimated loss on disposal of Discontinued Operations. See note 2 to the financial statements.
  The Corporation reported a loss from Continuing Operations of $175 million or $.64 per share for 1993. Excluding the pre-tax provision of $750 million recorded in the fourth quarter of 1993, income from Continuing Operations was $318 million or $.76 per share. Income from Continuing Operations was $357 million or $.95 per share for 1992 and $335 million or $1.07 per share for 1991. The loss from Discontinued Operations was $95 million or $.27 per share in 1993, $1,413 million or $4.08 per share in 1992 and $1,421 million or $4.53 per share in 1991.
  Included in 1993 results is the adoption, retroactive to January 1, 1993, of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," which resulted in an after-tax charge of $56 million or $.16 per share. The Corporation's results for the first quarter of 1993 have been restated to reflect the implementation of SFAS No.
112. See notes 1 and 4 to the financial statements.
  The Corporation's 1992 results included the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," concurrent with the adoption of SFAS No. 109, "Accounting for Income Taxes," which resulted in a net charge of $338 million or $.98 per share. See notes 1, 4, and 5 to the financial statements.
  The 1991 results included a pre-tax valuation provision at Financial Services of $1,680 million and a $160 million pre-tax charge for a corporate-wide workforce reduction, $22 million of which related to Discontinued Operations. In 1992, a $36 million pre-tax charge for corporate restructuring was recorded in Continuing Operations in connection with the November 1992 plan.
  The Corporation's goals during 1994 include improving the operating performance of the continuing businesses, continuing to pay down debt, rebuilding equity, and accelerating the pursuit of international opportunities by certain of its businesses. Operating profit and results of operations will, however, continue to be negatively impacted in 1994 by interest and litigation costs and increased pension expense. The Corporation's objective is to reduce these earnings constraints over the next several years. Sales for the first quarter of 1994 are expected to be down compared to the first quarter of 1993. Operating profit for the first quarter of 1994 is expected to be down approximately 10% compared to the same period of 1993, after considering the effects of higher pension expense and reduced licensee income in 1994, and a change in accounting for nuclear fuel revenues that favorably impacted the first quarter of 1993. The decline in the first quarter of 1994 operating profit is expected to be caused primarily by the nuclear energy business of the Power Systems segment and two businesses within the Environmental segment, Resource Energy Systems and Controlmatic, both scheduled to be sold.
Reported earnings per share for the first quarter of 1994 are anticipated to be down approximately $.10 per share from the same period of 1993.


RESTRUCTURING AND OTHER ACTIONS
On January 11, 1994, the Corporation announced a restructuring of its continuing businesses, the disposition of certain non-strategic businesses and provisions for certain litigation and environmental contingencies. These actions resulted from an extensive review led by Chairman and Chief Executive Officer Michael Jordan of all of the Corporation's Continuing and Discontinued Operations and are designed to improve operating performance, accelerate the divestiture of non-strategic businesses and improve financial flexibility. The benefits of these actions are expected to be realized over the next several years. In addition to the charges resulting from restructuring and other actions, certain other charges were recorded related to Discontinued Operations and the adoption of SFAS No. 112.

NET INCOME EFFECT OF RESTRUCTURING AND OTHER ACTIONS (in millions)

Restructuring of continuing businesses                          $350
Disposition of non-strategic businesses                          215
Litigation provision                                             125
Environmental provision                                           60
- - --------------------------------------------------------------------
  Subtotal pre-tax                                               750
- - --------------------------------------------------------------------
  Subtotal after-tax                                             493
Estimated loss on disposal of Discontinued Operations,
  net of income taxes                                             95
Adoption of SFAS No. 112, net of income taxes                     56
- - --------------------------------------------------------------------
Net income effect                                               $644
====================================================================

Restructuring of continuing businesses--$350 million:
The $350 million charge includes costs directly related to employment reductions which are comprised of approximately $225 million related to separation costs for 3,400 employees, approximately $35 million associated with asset writedowns, and approximately $45 million for facility closedown and rationalization costs. The remaining portion of the $350 million charge is approximately $45 million related to asset writedowns for process and product redesign or reengineering. The Corporation anticipates that actions resulting from implementation of its restructuring plan, directed to improving productivity and operating performance, will result in the reduction of approximately 6,000 employees, which includes the previously-discussed 3,400 separations and an additional 2,600 reductions expected to result from normal attrition. The 3,400 employee separations that are included as part of the restructuring charge are expected to result in annual pre-tax savings of approximately $100 million primarily through reduced employment costs. A substantial portion of this annual savings is expected to be realized in 1994 and approximately $300 million over the next three-year period. Additional savings will be realized as the anticipated reductions resulting from normal attritions occur over the next two years. Total cash expenditures for restructuring over the next three years are expected to approximate $270 million with expenditures of approximately $180 million in 1994, $55 million in 1995 and $35 million in 1996. Net cash expenditures in excess of savings are expected to be funded through cash flows from operations of Continuing Operations. See Liquidity and Capital Resources--Other Actions.

Disposition of non-strategic businesses--$215 million:
The Corporation plans to dispose of certain non-strategic businesses including parts of the Environmental Services business unit and certain businesses in the Industrial Products and Services business unit. This charge includes all associated costs anticipated to be incurred in disposing of these businesses, including estimates for the cost of certain possible environmental remediation which may result from the selling process. Estimated sales proceeds for these businesses of approximately $175 million were determined from various sources, including offers contained in bona fide letters of interest received from third parties, estimates from investment banking firms retained by the Corporation or certain internal sources. Also included in the $215 million charge is approximately $20 million for the writedown of certain assets related to discontinued projects.

Litigation provision--$125 million:
As a result of a change in strategy with respect to certain litigation, the Corporation has determined to provide for the possible settlement of these matters when it is in the best interests of the Corporation and its shareholders. See Legal Matters for a description of certain pending litigation.

Environmental provision--$60 million:
The Corporation is a party to a 1985 Consent Decree to remediate toxic waste resulting from its former manufacturing operations in Bloomington, Indiana. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law to burn excavated materials. Community opposition to the construction of the incinerator has continued. Further, the State of Indiana has enacted legislation that has resulted in indefinite delays in granting permits to construct and operate toxic waste incinerators. Finally, the parties to the Consent Decree have filed a status report with the court overseeing the Consent Decree which outlines a plan to investigate alternative remedial measures which would replace the incineration remedy. In light of these developments, the Corporation no longer believes that it is probable that the Consent Decree will be implemented under its present terms and has chosen to recognize and provide for what it has determined to be the most likely alternative environmental cleanup strategy if the Consent Decree is modified. Timing with respect to the expenditure of the $60 million is entirely dependent on the outcome of discussions between the parties and any resulting modifications to the Consent Decree. However, the Corporation believes that should a modification to the Consent Decree be agreed upon, the majority of these costs would be expended during the 1994 to 1996 time period. See also Environmental Matters.

Estimated loss on disposal of Discontinued Operations--
$95 million, after-tax:
In the fourth quarter of 1993, the Corporation recorded an additional provision for the estimated loss on disposal of Discontinued Operations of $95 million, after-tax. This change in the estimated loss resulted from additional information, obtained through negotiation activity, regarding the expected selling prices of WESCO and the Australian subsidiary of DCBU. Also contributing to this provision was a decision to bulk sell a Financial Services residential development that the Corporation, upon adoption of the November 1992 plan, had intended to transfer to WCI for development. These matters and a revision to the estimated interest costs expected to be incurred by the Discontinued Operations during the disposal period resulted in the additional fourth quarter provision. See note 2 to the financial statements.
  In January 1994, the Corporation announced that the planned sale of WCI will be accelerated from 1995 into 1994, and Knoll is no longer for sale. With respect to Knoll, the Corporation's strategy will now be directed to create shareholder value by continuing to operate this business.

EQUITY AND DIVIDEND ACTIONS
On January 11, 1994, the Corporation also announced its intention to take actions to rebuild its equity base. These actions include a reduction in the annual dividend on the Corporation's common stock from $.40 per share to $.20 per share and the issuance during 1994 of $700 million of new equity securities. Approximately $200 million of the equity securities, proceeds from the sale of such securities or a combination thereof, will be contributed to the Corporation's pension plans during 1994.
  As a result of the trend of declining long-term interest rates, the Corporation remeasured its pension obligation as of June 30, 1993 and December 31, 1993. SFAS No. 87, "Employers' Accounting for Pensions," requires that discount rates used to measure pension obligations reflect current and expected to be available interest rates on high quality fixed-income investments. The Corporation reduced its assumed discount rate from 9%, which was used at December 31, 1992, to 8% at June 30, 1993 and 7.25% at December 31, 1993. The Corporation also reduced its expected long-term rate of return on plan assets and the expected rate of increase in future compensation levels. See note 3 to the financial statements. These changes resulted in an increase in the Corporation's accumulated benefit obligation at

June 30, 1993 and December 31, 1993 of $551 million and $389 million, respectively. Shareholders' equity was reduced after consideration of tax effects at June 30, 1993 and December 31, 1993 by $459 million and $260 million, respectively, or a total of $719 million for the year.


RESULTS OF OPERATIONS--CONTINUING OPERATIONS

RESULTS OF OPERATIONS--CONTINUING OPERATIONS (in millions)

                                                                                          Segment Operating Profit
                                      Sales of                   Segment Operating     (Loss) excluding Restructuring
                                Products and Services              Profit (Loss)         and Other Related Charges
                                ---------------------              -------------         -------------------------
Year ended December 31        1993      1992        1991     1993      1992     1991        1993      1992    1991
- - ------------------------------------------------------------------------------------------------------------------
Broadcasting                $  705    $  719      $  707     $136      $159     $137        $148      $159    $145
Electronic Systems           2,623     2,874       3,245       81       221      207         217       256     276
Environmental                  542       605         561      (25)       93       13           7        93      22
Industries                   1,153     1,122       1,054      114       108       99         120       108     107
Power Systems                3,177     3,218       3,046      (79)      237      218         217       237     247
Knoll                          510       578         673      (39)      (40)      26         (30)      (14)     26
WCI                            253       235         258       61        87      122          65        97     122
Other                           59        70          61     (103)      (72)     (76)       (598)     (143)   (199)
Intersegment Sales            (147)     (170)       (196)      --        --       --          --        --      --
- - ------------------------------------------------------------------------------------------------------------------
Total                       $8,875    $9,251      $9,409     $146      $793     $746        $146      $793    $746
==================================================================================================================

  In 1993, the Corporation's reporting segments were realigned to more closely reflect the ongoing businesses. Engineering and repair services, previously included in the Industries segment, have been transferred to the Power Systems segment, where these businesses have been consolidated with the power generation service organization. The Environmental segment now includes the U.S. naval nuclear reactors programs previously reported in Power Systems. The Longines-Wittnauer Watch Company and Westinghouse Communications have been transferred from the Broadcasting segment to the Industries segment as part of the Industrial Products and Services business unit. Segment information for 1992 and 1991 has been restated to reflect these changes.

1993 VERSUS 1992
The 1993 results for Continuing Operations included a $750 million charge for the restructuring and other actions announced on January 11, 1994 of which $555 million was charged to operating profit. The charges to operating profit were allocated to each of the Corporation's segments with the exception of the $60 million environmental provision which was included in Other. The 1992 results for Continuing Operations included a $36 million charge for corporate restructuring related to the previous strategy to sell Knoll and WCI. See Results of Operations--Discontinued Operations for a discussion of the November 1992 plan.
  Revenues for Broadcasting decreased 2% in 1993 compared to 1992 due to poor performance in a weak west coast television market and lower volume at Group W Productions, which was partially offset by stronger performance in radio and Group W Satellite Communications. In addition, 1992 benefitted from advertising revenues from the Olympics and political campaigns. Included in 1993 operating profit was $12 million of the charge for restructuring. Excluding that charge, operating profit decreased 7% in 1993 compared to 1992 due to lower revenues and an unfavorable mix of sales.
  Revenues for Electronic Systems decreased 9% in 1993 compared to 1992 due to lower revenues from Department of Defense (DoD) contracts and the 1992 divestitures of the Electrical Systems and Copper Laminates divisions. Included in 1993 operating profit was $136 million of the charge for restructuring. Included in 1992 operating profit was $35 million for a workforce reduction. Excluding the charges in both years, operating profit decreased 15% in 1993 compared to 1992 primarily due to the decrease in DoD revenues.
  Electronic Systems' business is influenced by changes in the budgetary plans and procurement policies of the U.S. government. Reductions in defense spending and program cancellations in recent years have adversely affected and are likely to continue to affect the results of this segment. DoD revenues are expected to be lower in 1994 than in 1993. However, the Corporation intends to maintain a strong focus on DoD opportunities and believes that it is well positioned, over the long-term, to benefit from the supply of advanced electronic systems to the United States and foreign governments.
  Revenues for Environmental decreased 10% in 1993 compared to 1992 due to lower volume and reduced prices in the remediation services and hazardous waste incineration businesses and the continued weak economic conditions in Europe. Included in 1993 operating profit was $32 million of the charge for restructuring and other actions. Excluding that charge, operating profit decreased 92% in 1993 compared to 1992 due to project cost overruns at a German subsidiary and the lower volume. Certain operations within this segment have been identified for sale. In addition, the Corporation is reviewing the remainder of the businesses in the Environmental segment to determine how best to reposition these businesses. The Corporation does not anticipate that the markets served by the businesses in the Environmental segment will improve in the near-term.

  Revenues for Industries increased 3% in 1993 compared to 1992. Thermo King's continued strong performance in North American truck and trailer and service parts was partially offset by its lower revenues in Europe, which continues to be impacted by a weak economy. Westinghouse Communications continues to experience revenue growth. Lower production and delayed deliveries contributed to lower revenues at Westinghouse Motor Company. Included in 1993 operating profit was $6 million of the charge for restructuring. Excluding that charge, operating profit increased 11% in 1993 compared to 1992 due to a favorable mix of sales and cost improvements, partially offset by the lower production and delayed deliveries at Westinghouse Motor Company. Certain operations within this segment have been identified for sale in connection with the Corporation's planned disposition of certain non-strategic businesses announced in January 1994.
  Revenues for Power Systems decreased 1% in 1993 compared to 1992 due to reduced shipments, lower sales in power generation services and projects partially offset by the recognition of revenues on a percentage of completion basis in the nuclear fuel business. Included in 1993 operating profit was $296 million of the charge for restructuring and other actions. Excluding that charge, operating profit decreased 8% in 1993 compared to 1992 due to the volume decreases, lower margin on power generation services and an unfavorable mix of power generation sales partially offset by the revenue recognition change in nuclear fuel.
  Revenues for Knoll decreased 12% in 1993 compared to 1992 due to lower shipments and reduced prices in the domestic market and poor economic conditions in Europe. Included in 1993 operating loss was $9 million of the charge for restructuring. Included in 1992 operating loss was $26 million of the charge for corporate restructuring related to the November 1992 plan. Excluding the charges in both years, the operating loss increased by $16 million due to the lower revenues.
  Revenues for WCI increased 8% in 1993 compared to 1992 as strong sales in South Florida were partially offset by the weak Southern California real estate market. Included in 1993 operating profit was $4 million of the charge for restructuring. Included in 1992 operating profit was $10 million of the charge for corporate restructuring related to the November 1992 plan. Excluding the charges in both years, the operating profit decreased 33% in 1993 compared to 1992 due to an unfavorable mix of sales.

1992 VERSUS 1991
The 1992 results for Continuing Operations included a $36 million charge for corporate restructuring related to the previous strategy to sell Knoll and WCI. The 1991 results for Continuing Operations included a charge of $138 million for the corporate-wide workforce reduction.
  Revenues for Broadcasting increased 2% in 1992 compared to 1991 primarily due to increased revenues in Group W Satellite Communications. Included in 1991 operating profit was $8 million of workforce reduction costs. Excluding that amount, operating profit increased 10% in 1992 compared to 1991 primarily due to cost reductions in television and radio and volume increases in Group W Satellite Communications.
  Revenues for Electronic Systems decreased 11% in 1992 compared to 1991 due to the termination settlement received in 1991 for the A-12 program cancellation, the 1992 divestitures of Electrical Systems and Copper Laminates divisions and lower DoD volume. In October 1992, Electronic Systems announced a workforce reduction to adjust for the DoD budget decline. Operating profit for 1992 included a $35 million charge for that workforce reduction, compared to a $69 million charge included in 1991 for the Electronic Systems portion of the corporate workforce reduction. Excluding the workforce reduction charges in both years, operating profit decreased 7% in 1992 compared to 1991 due to the lower DoD volume partially offset by cost improvements.
  Environmental revenues increased 8% in 1992 compared to 1991 due to increased volume in the incineration business. Included in 1991 was $9 million of workforce reduction costs. Excluding that amount, operating profit was up $71 million in 1992 compared to 1991 due to the absence of cost overruns in the waste-to-energy business, increased revenues in the incineration business and higher operating results at the government-owned facilities.
  Revenues for Industries increased 6% in 1992 compared to 1991 as higher revenues from a stronger domestic truck and trailer market were partially offset by lower revenues in industrial products and services, which continued to be impacted by weak markets. Included in 1991 operating profit was $8 million of workforce reduction costs. Excluding that amount, operating profit increased 1% in 1992 compared to 1991 as improvements in transport refrigeration were partially offset by continued weak performance in industrial products and services.
  Power Systems revenues increased 6% in 1992 compared to 1991 as power generation projects sales increased. These increases were partially offset by lower licensee income, reduced shipments of manufactured products and lower engineering and repair service revenues which continued to be impacted by weak markets. Included in 1991 operating profit was $29 million of workforce reduction costs. Excluding that amount, operating profit decreased 4% in 1992 compared to 1991 due to an unfavorable mix of products sold and lower engineering and repair revenues.
  Knoll revenues decreased 14% in 1992 compared to 1991 due to continued weak European markets and weak domestic demand for Knoll products. Included in 1992 operating loss was $26 million of the charge for corporate restructuring related to the November 1992 plan. Excluding that charge, the $14 million operating loss in 1992, compared to a $26 million operating profit in 1991, was due to reduced volume.
  WCI revenues decreased 9% in 1992 compared to 1991 due to lower levels of commercial and residential land sales. Included in 1992 operating profit was $10 million of the charge for corporate restructuring related to the November 1992 plan. Excluding that charge, operating profit decreased 20% in 1992 compared to 1991 due to lower volume and the shift from land to building sales.

RESULTS OF OPERATIONS--DISCONTINUED OPERATIONS

The Corporation adopted a plan in November 1992 (the Plan) to sell DCBU, WESCO (collectively, Other Operations), Knoll and WCI, exit the financial services business and pay down debt. The Corporation's financial services business (Financial Services) was comprised primarily of Westinghouse Credit Corporation
(WCC) and Westinghouse Savings Corporation (WSAV), each subsidiaries of Westinghouse Financial Services, Inc. (WFSI) and the Corporation's leasing portfolio. On May 3, 1993, WFSI and WCC were merged into Westinghouse. Other Operations and Financial Services were classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.
  Since adoption of the Plan, the Corporation has made significant progress in disposing of Financial Services assets.
  On August 11, 1993, the Corporation announced an agreement to sell the majority of DCBU to Eaton Corporation for a purchase price of $1.1 billion and the assumption by the buyer of certain liabilities. The Corporation completed this sale on January 31, 1994.
  On February 16, 1994, the Corporation announced an agreement to sell WESCO to an affiliate of Clayton Dubilier & Rice, Inc., a private investment firm, for a purchase price of approximately $340 million. The Corporation completed this sale on February 28, 1994.
  The reserve for the estimated loss on disposal of Discontinued Operations established in November 1992 consisted of an addition to the valuation allowance for Financial Services portfolios, estimated future results of operations and sales proceeds to be obtained from Discontinued Operations, as well as estimates as to the timing of the divestitures and assumptions regarding other relevant factors.
  During 1993, the Corporation reviewed its estimates of proceeds from the disposal of Discontinued Operations and the operating income or loss that would be generated by these businesses during their disposal periods. Through the third quarter of 1993, the Corporation had favorable experience with the sale of Financial Services assets, selling them at prices in excess of original estimates and on a more accelerated schedule than was anticipated at the time the Plan was developed. The more rapid liquidation of the assets had the effect of reducing the earned income from the Financial Services assets during the disposal period, which, to a large degree, offset the favorable price experience from the asset sales. In addition, the marketing process for Other Operations indicated that expected proceeds would be less than the initial forecast. Through the third quarter of 1993, all of these factors were reviewed and considered to be largely offsetting.
  During the fourth quarter of 1993, the Corporation recorded an additional provision for the estimated loss on disposal of Discontinued Operations of $95 million, after-tax. See Overview--Restructuring and Other Actions and note 2 to the financial statements.
  The reserve for the estimated loss on disposal of Discontinued Operations may require adjustment in future periods to reflect changes in any of the above constituent elements, which may be affected by adverse economic, market or other factors beyond what was anticipated at December 31, 1993.
  Management has considered all of the above factors and believes that the reserve for the estimated loss on disposal of Discontinued Operations should be adequate. The adequacy of the reserve is evaluated each quarter and the actual experience and any changes in expectations will be considered in determining whether adjustment to the reserve is required.

RESULTS OF OPERATIONS--OTHER OPERATIONS (in millions)

Year ended December 31                                  1993           1992         1991
- - ----------------------------------------------------------------------------------------
Sales of products and services                        $2,384         $2,428       $2,439
Operating profit                                          68            104           47
========================================================================================

1993 VERSUS 1992
Revenues for Other Operations decreased 2% in 1993 compared to 1992 primarily due to lower Canadian sales in a continued weak Canadian economy. Operating profit decreased 35% in 1993 compared to 1992 due to lower revenues, an unfavorable mix of sales and non-recurring costs for strategic initiatives at WESCO partially offset by lower corporate support costs.

1992 VERSUS 1991
Other Operations revenues were flat in 1992 compared to 1991. Increased revenues resulting from the consolidation of a joint venture previously accounted for by the equity method for which the Corporation gained control in 1992, were offset by lower revenues due to weak U.S. and Canadian markets and price competition. Included in 1991 operating profit was $22 million of workforce reduction costs. Excluding that amount, operating profit increased 51% in 1992 compared to 1991 primarily due to cost reductions.
  Included in 1992 are $198 million of revenues from Other Operations and $11 million of operating profit realized after the Board of Directors adopted the Plan in November 1992. See notes 1 and 2 to the financial statements for additional information about results of Other Operations.


FINANCIAL SERVICES
During 1993, the Corporation continued to downsize Financial Services, resulting in a reduction in assets and debt. Financial Services revenues of $305 million for 1993 decreased 59% compared to 1992, reflecting the significant reduction in assets through dispositions. Revenues of $745 million for 1992 decreased 30% compared to 1991 due primarily to a reduction in assets through dispositions and reduced volume, and an increase in underperforming assets. The Financial Services pre-tax losses of $2,831 million and $1,660 million in 1992 and 1991, respectively, were due primarily to the valuation provisions recorded in each year.
  At December 31, 1993 and 1992, Financial Services portfolio investments totalled $1,551 million and $8,967 million, respectively. Portfolio investments include receivables, real estate properties, investments in partnerships and other entities and nonmarketable securities. In 1992, portfolio investments also included marketable securities and equipment on operating leases. Financial Services portfolio investments at December 31, 1993 are comprised of the remaining real estate and corporate assets, and the Corporation's leasing portfolio.
  In November 1992, the Financial Services real estate portfolio was valued using the Derived Investment Value (DIV) method. DIV is the process developed by the Resolution Trust Corporation for use in measuring the values of real estate owned and loans secured by income-producing assets and land. Likewise, the Financial Services corporate and leasing portfolios were valued using various techniques which consider a number of factors, including trading desk values with respect to the corporate portfolio and information provided by independent consultants. Trading desk values arise from actual or proposed current trades of identical or similar assets. See note 2 to the financial statements.
  Financial Services remaining real estate assets totalled $399 million at December 31, 1993 and included $212 million of investments in partnerships, $141 million of real estate properties and $46 million of receivables. At December 31, 1992 real estate assets totalled $4,748 million and included $3,442 million of receivables, $663 million of real estate properties, $402 million of investments in partnerships and $241 million of marketable securities. Of the real estate assets at December 31, 1992, $341 million of receivables and real estate properties and all of the marketable securities were assets of Westinghouse Federal Bank, WSAV's Illinois-based thrift, and were sold to First Financial Bank, F.S.B., in January 1993.
  Real estate investments in partnerships at December 31, 1993 were comprised primarily of the Corporation's investment in LW Real Estate Investments, L.P., discussed below. Real estate properties were acquired through foreclosure proceedings or represent "in-substance" foreclosures and are being operated by Financial Services or contracted professional management until sold. Real estate receivables consist of loans for commercial and residential real estate properties. At December 31, 1993, the remaining real estate receivables were primarily residential loans. Management expects a significant portion of the Corporation's investment in LW Real Estate Investments, L.P. to be liquidated during 1994, and the remaining real estate properties and real estate receivables by the end of 1995.
  On April 8, 1993, Westinghouse agreed to sell $1.7 billion, book value before reserves, of the remaining commercial real estate assets for in excess of $878 million after closing adjustments. The sale was completed in May 1993. Additionally, during the remainder of 1993, the Corporation sold additional commercial real estate assets totalling $349 million, book value before reserves, for $122 million after closing adjustments. The assets in these transactions were sold to LW Real Estate Investments, L.P., a partnership formed in April 1993. An affiliate of the investment banking firm, Lehman Brothers, is the general partner. Additionally, LW Real Estate Investments, L.P. assumed certain off-balance-sheet financing commitments related to the assets. Westinghouse initially invested a total of $141 million for a 49% limited partnership interest. At December 31, 1993, the Corporation's investment in the partnership totalled $133 million which represented a 44% interest.
  Financial Services entered into participation agreements with lending institutions which provided for the recourse sale of a senior interest in certain real estate loans. During 1993, Financial Services sold its subordinated interest in the remaining loans subject to certain servicing obligations. At December 31, 1992, the outstanding balance of receivables previously sold under participation agreements totalled $57 million.
  Financial Services remaining corporate portfolio assets totalled $144 million at December 31, 1993 and included $82 million of investments in partnerships and other entities, $47 million of receivables and $15 million of nonmarketable equity securities. Management expects the remaining corporate assets to be liquidated during 1994. At December 31, 1992, corporate assets totalled $2,929 million and included $2,140 million of receivables, $457 million of investments in partnerships and other entities and $332 million of nonmarketable equity securities.
  Corporate investments in partnerships and other entities represent investments in limited partnerships engaged in subordinated lending to, and investing in, highly leveraged borrowers. Corporate receivables are generally considered highly leveraged financing that involves a buyout, acquisition, or recapitalization of an existing business with a high debt-to-equity ratio. Borrowers in the corporate portfolio generally are middle market companies and located throughout the U.S. Industry concentrations included manufacturing, retail trade, media and financial services.
  The Corporation's leasing portfolio totalled $1,008 million at December 31, 1993 and included $969 million of receivables and $39 million of investments in partnerships. The Plan calls for the run-off of the leasing portfolio in accordance with contractual terms. At December 31, 1992, the leasing portfolio totalled $1,290 million and included $1,146 million of receivables, $101 million of equipment on operating leases and $43 million of investments in partnerships and other assets. The equipment on operating lease portfolio was sold during 1993.
  Leasing receivables consist of direct financing and leveraged leases. At December 31, 1993 and 1992, 77% and 66%, respectively, related to aircraft and 19% and 22%, respectively, related to cogeneration facilities. Leasing receivables at December 31, 1992 also included leases for railcars, marine vessels and trucking equipment.
  Certain leasing receivables classified as performing and totalling $162 million at December 31, 1993, have been identified by management as potential problem receivables. Management believes that the characterization of receivables as potential problems is mitigated by the valuation allowance attributed to such receivables at December 31, 1993.
  Nonearning receivables at December 31, 1993 totalled $30 million, a decrease of $1,893 million from year-end

1992. At December 31, 1993 there were no reduced earning receivables, compared to $881 million at year-end 1992. These decreases were primarily the result of dispositions and the write-off of receivables.
  The difference between the income for 1993 that would have been earned under original contractual terms on nonearning receivables at December 31, 1993, and the income that was actually earned, was not significant. The income for 1992 that would have been earned under original contractual terms on nonearning and reduced earning receivables at December 31, 1992 totalled $268 million, and the income actually earned was $98 million.
  Financial Services had issued various loan or investment commitments, guarantees, standby letters of credit and standby commitments. These commitments totalled $111 million at December 31, 1993, compared to $1,418 million at year-end 1992. The Corporation's efforts to reduce assets and debt were impacted by these commitments. However, management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.
  The primary reasons for the $1,307 million reduction in commitments during 1993 were that Financial Services was released from $959 million of commitments through asset sales, restructurings and commitment expirations, funded $340 million of commitments and transferred $76 million of guarantees to Continuing Operations. These decreases were partially offset by $68 million of new commitments.
  At December 31, 1993, the valuation allowance for portfolio investments totalled $424 million. Management believes that under current economic conditions, the valuation allowance at Financial Services should be adequate to cover losses that are expected from the disposal of the remaining portfolios.

OTHER INCOME AND EXPENSES

Other income and expenses was a net expense of $18 million in 1992 and a net expense of $165 million in 1993 and changed primarily due to a $195 million charge recorded for the disposition of certain non-strategic businesses in connection with the actions announced on January 11, 1994.
  Other income and expenses was a net expense of $19 million in 1991 and a net expense of $18 million in 1992 and changed due to lower interest income, partially offset by improved operating results from affiliates. In addition, 1991 included a provision for the loss on investment in an affiliate.
  Interest expense decreased $8 million in 1993 compared to 1992 due to lower effective interest rates on average outstanding debt, partially offset by higher fees associated with the revolving credit facility (see Liquidity and Capital Resources--Revolving Credit Facility) and the replacement of short-term floating-rate debt with higher coupon long-term fixed-rate debt. Interest expense decreased $6 million in 1992 compared to 1991 due to lower effective interest rates on average outstanding debt, partially offset by fees associated with the revolving credit facility.

INCOME TAXES

The Corporation's 1993 benefit for income taxes was 32.6% of the net losses from all sources. The 1993 benefit totalled $153 million and was comprised of a $70 million tax benefit from Continuing Operations, a benefit of $53 million from the estimated loss on disposal of Discontinued Operations, and a benefit of $30 million from the cumulative effect of the change in accounting principle for postemployment benefits.
  The Corporation's 1992 benefit for income taxes was 52.7% of the net losses from all sources. The 1992 benefit totalled $1,530 million and was comprised of $187 million tax expense on income from Continuing Operations, a benefit of $882 million on losses from Discontinued Operations, and a benefit of $835 million on the cumulative effect of changes in accounting principles for postretirement benefits other than pensions and for the adoption of SFAS No.
109. The consolidated net loss before taxes, minority interest in income of consolidated subsidiaries and provision for postretirement benefits other than pensions totalled $2,905 million and was comprised of income from Continuing Operations of $550 million, the loss from Discontinued Operations of $2,282 million and pre-tax charge for the adoption of SFAS No. 106 of $1,173 million.
  The net deferred tax asset at December 31, 1993 was $2,505 million as shown in the Consolidated Deferred Income Tax Sources table in note 5 to the financial statements.
  There are three significant components of the deferred tax asset balance: (i) the tax effect of net operating loss carryforwards of $3,437 million, $922 million of which will expire by the year 2007 and the balance by 2008, (ii) the tax effect of cumulative net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes of $2,667 million that represents future net income tax deductions. Of this net temporary difference, approximately $1,100 million represents a net pension obligation and approximately $1,300 million represents an obligation for postretirement and postemployment benefits, and (iii) alternative minimum tax credit carryforwards of $257 million which have no expiration date.
  Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized. In making this assessment, management considered the net losses generated in recent years as aberrations caused by liquidation of a substantial portion of Financial Services assets and not recurring conditions; further that the Corporation's Continuing Operations have been consistently profitable and that the loss from Continuing Operations in 1993 is due to the decision to reduce the workforce and dispose of underperforming businesses. Management further considered the actual historic operating performance and taxable income generated by the Continuing Operations.
  Certain of the tax losses will not occur until future years. Each tax loss year would receive a new 15 year carryforward period. Under the most conservative assumption, however, that all net cumulative temporary differences reversed in 1993, the Corporation would have through the year 2008 to recover the tax asset. This would require the Corporation to generate a minimum of approximately $400 million of annual taxable income. Management believes that average annual future taxable income will exceed this minimum amount.
  In addition, there are certain tax planning strategies that could be employed to utilize a net operating loss carryforward that would otherwise expire. Some of the strategies that would be most feasible are sale and leaseback of facilities, adjustment of tax deductible depreciation, purchase of leases that would generate taxable income and capitalization of research and development expense.
  The following table shows a reconciliation of income or loss from Continuing Operations before income taxes to taxable income from Continuing Operations.

RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
TO TAXABLE INCOME (in millions)

Year ended December 31                                  1993           1992           1991
- - -------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations
  before income taxes                                  $(236)         $ 550          $ 496
- - -------------------------------------------------------------------------------------------
Permanent increases (decreases):
  Income earned in foreign activities
    and Puerto Rico                                     (115)          (162)          (180)
  State income taxes                                     (33)           (29)           (14)
  Goodwill amortization                                   39             22             21
  Other                                                   21            (15)            23
- - -------------------------------------------------------------------------------------------
Net permanent decrease                                   (88)          (184)          (150)
- - -------------------------------------------------------------------------------------------
Temporary increases (decreases):
  Pension expense greater (less) than
    amount deducted for tax purposes                     104             71           (306)
  Long-term contract adjustment                           16             29             20
  Depreciation                                            41             22            (10)
  Provision for restructuring
    and other actions                                    713             --             --
  Other                                                  116             97            (21)
- - -------------------------------------------------------------------------------------------
Net temporary increase (decrease)                        990            219           (317)
- - -------------------------------------------------------------------------------------------
Taxable income from
  Continuing Operations                                $ 666          $ 585          $  29
===========================================================================================

  Income from Continuing Operations in 1992 included a $36 million pre-tax charge for corporate restructuring related to the previous strategy to sell Knoll and WCI.
  Included in income from Continuing Operations for 1991 was a pre-tax provision for the corporate-wide workforce reduction totalling $138 million.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
The Corporation's liquidity has improved through the disposition of Financial Services assets ahead of schedule and the sale of DCBU and WESCO. Management believes that the net proceeds anticipated from the disposition of assets of Discontinued Operations, WCI and certain identified and to be identified non-strategic businesses, as well as cash flow from Discontinued Operations until sold, will be sufficient but not in excess of the liquidity required to fund Discontinued Operations, including the repayment of its debt. Other sources of liquidity generally available to the Corporation include significant levels of cash and cash equivalents, unused borrowing capacity under the Corporation's revolving credit facility, cash flow from the operations of Continuing Operations and borrowings from other sources, including funds from the capital markets, subject to then existing market conditions and other considerations.
  Significant progress was made during 1993 in reducing net debt (total debt less cash and cash equivalents) due to the disposition of Financial Services assets ahead of schedule at prices more favorable than anticipated in the Plan. The Corporation's net debt was $5,102 million at December 31, 1993, a reduction of $3,277 million from $8,379 million at December 31, 1992. The principal source of cash for this reduction was the disposal of Financial Services assets for $4,150 million, partially offset by Financial Services commitment fundings of $340 million and investments totalling $141 million in LW Real Estate Investments, L.P. Funding of Financial Services commitments has slowed the Corporation's efforts to reduce debt. However, the level of remaining unfunded commitments has substantially declined. Unfunded commitments were $111 million at December 31, 1993 compared to $1,418 million at December 31, 1992, a decrease of $1,307 million. Management anticipates that the remaining commitments will either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding. See note 17 to the financial statements.
  On August 11, 1993, the Corporation announced an agreement to sell DCBU for a purchase price of approximately $1.1 billion. See note 2 to the financial statements. The proceeds of $1.1 billion were received on January 31, 1994 and were used primarily to reduce debt of Discontinued Operations.
  On February 16, 1994, the Corporation announced an agreement to sell WESCO for approximately $340 million. See note 2 to the financial statements. This sale was completed on February 28, 1994. The proceeds of approximately $340 million were comprised of approximately $275 million in cash, approximately $50 million in first mortgage notes and the remainder in stock and options in the new company. Cash proceeds were used primarily to reduce debt of Discontinued Operations.
  On October 8, 1993, the Corporation redeemed at par value $100 million of outstanding 8 3/8% senior notes due March 1, 1996 and the remaining $45 million of outstanding 7.60%
debentures due October 15, 1997. These notes and debentures were originally issued by WCC, which until May 1993, was a subsidiary of the Corporation. Additionally, on November 30, 1993, the Corporation redeemed the remaining $41 million of its 9% convertible subordinated debentures due August 15, 2009. The notes, debentures and subordinated debentures were redeemed with a portion of the net proceeds received from the sale of $600 million principal amount of notes and debentures on September 1, 1993. This sale included $275 million principal amount of 6 7/8% notes due September 1, 2003 and $325 million principal amount of 7 7/8% debentures due September 1, 2023.

SECURITIES RATINGS

SECURITIES RATINGS
                                                  Moody's         S & P             Fitch
                                                  -------         -----             -----
At January 1, 1993
Commercial paper                                  Prime-3           A-2               F-1
Senior long-term debt                                Baa3            A-                 A
Subordinated debt                                     Ba1          BBB+         Not rated
Preferred stock--
  depositary shares                                   ba1          BBB+         Not rated
- - -----------------------------------------------------------------------------------------
At December 31, 1993
Commercial paper                                  Prime-3           A-3               F-2
Senior long-term debt                                Baa3           BBB              BBB+
Subordinated debt                                      None outstanding
Preferred stock--
  depositary shares                                   ba1          BBB-         Not rated
- - -----------------------------------------------------------------------------------------
At January 31, 1994
Commercial paper                                Not-Prime           A-3               F-2
Senior long-term debt                                 Ba1           BBB               BBB
Subordinated debt                                      None outstanding
Preferred stock--
  depositary shares                                   ba3          BBB-         Not rated
==========================================================================================

  On March 9, 1993, Standard and Poor's (S&P) lowered its ratings on the Corporation's senior debt from A- to BBB; subordinated debt and preferred stock from BBB+ to BBB-; and commercial paper from A-2 to A-3. S&P cited the Corporation's weakened financial profile caused by the high level of impaired assets at Financial Services as the reason for the downgrades. On January 11, 1994, S&P affirmed its ratings of the Corporation's securities with a negative outlook. S&P cited that the ratings reflect an above average business profile, as a major diversified manufacturing firm, and a temporarily weakened financial profile. The affirmation was partially conditioned upon the completion by the Corporation of an equity financing plan announced on January 11, 1994 (see Overview--Equity and Dividend Actions) and the Corporation's progress in completing the Plan.
  On March 10, 1993, Fitch Investor's Service, Inc. (Fitch) lowered its ratings on the Corporation's senior debt from A to BBB+ and commercial paper from F-1 to F-2. Fitch cited the Corporation's diminished financial flexibility resulting from large losses at Financial Services, lower than expected operating results from Continuing Operations and a less than favorable intermediate term outlook as reasons for the downgrades. On January 11, 1994, Fitch lowered its ratings on the senior debt from BBB+ to BBB and has placed the debt on FitchAlert with negative implications. Fitch cited the Corporation's continued operating difficulties and its announcement to take a substantial charge to its fourth quarter 1993 earnings as reasons for the downgrade. Fitch also noted that a further downgrade could occur if the Corporation fails to raise additional equity.
  On March 23, 1993, Moody's Investors Service (Moody's) affirmed its ratings of the Corporation's senior debt at Baa3 and commercial paper at Prime-3. Moody's cited its assessment that reserves taken for Financial Services' assets are adequate and the expected future benefits of restructuring activities as reasons for the affirmation. On January 7, 1994, Moody's lowered its ratings on the Corporation's senior debt from Baa3 to Ba1; its preferred stock from ba1 to ba3; and its commercial paper from Prime-3 to Not-Prime. Moody's downgrades were based on an expectation that the Corporation's efforts to rebuild its depleted capital structure will take longer than previously believed.
  The Corporation does not believe that the recent actions by the rating agencies will materially impact its operations or financial condition or its ability to borrow in the capital markets.

REVOLVING CREDIT FACILITY
In December 1991, the Corporation entered into a $6 billion revolving credit agreement (revolver) with a syndicate of domestic and international banks. This facility expires in December 1994. The revolver is available for use by the Corporation subject to the maintenance of certain financial ratios and compliance with other covenants and subject to there being no material adverse change with respect to the Corporation taken as a whole. Among other things, the covenants place restrictions on the incurrence of liens, the amount of debt on a consolidated basis and at the subsidiary level, and the amount of contingent liabilities. The covenants also require the maintenance of a maximum leverage ratio, minimum interest coverage ratios and a minimum consolidated net worth. Certain of the covenants become more restrictive over the term of the revolver. At December 31, 1993, the Corporation was in compliance with these covenants. See Financing Activities for a discussion of interest costs and fees related to this facility.
  The borrowing status of this facility at December 31, 1993 and 1992 is presented in the following table:

BORROWING STATUS OF REVOLVING CREDIT FACILITY (in millions)

At December 31                                                       1993         1992
- - ---------------------------------------------------------------------------------------
Commitment level                                                   $4,000       $6,000
Borrowings                                                         (2,855)      (5,495)
- - ---------------------------------------------------------------------------------------
Availability before letters of credit                               1,145          505
Letters of credit issued under
  revolving credit facility                                          (149)          --
- - ---------------------------------------------------------------------------------------
Availability                                                       $  996       $  505
=======================================================================================

  During 1993, the Corporation made repayments of borrowings under this facility totalling $2,640 million and increased its use of the letter of credit portion of the facility by $149 million. Also during 1993, the Corporation and the bank syndicate negotiated certain amendments to the revolver wherein the Corporation agreed to reduce the commitment level by a total of $2 billion in 1993, and by an additional $500 million upon completion of the sale of DCBU. The Corporation decided to reduce the commitment level by an additional $500 million, to $3 billion in February 1994.
  Amendments to the revolver negotiated during 1993 also included changes which affect various covenants and calculations, as well as certain costs paid by the Corporation. These changes included a one-year delay of a scheduled increase in the minimum consolidated net worth covenant, additional provisions for increased costs in the event of certain rating agency downgrades, and an exclusion of certain of the provisions for restructuring and other actions announced on January 11, 1994 from the calculation of certain ratios until, in certain cases, such time as the Corporation expends cash for these charges. As a result of the January 7, 1994 downgrade by Moody's, discussed above, the margin paid by the Corporation under the revolver increased by an additional .125% per annum. The downgrade by Fitch on January 11, 1994 had no effect on the margin.
  The Corporation made several repayments of borrowings under the revolver during the first two months of 1994 totalling $1,565 million. The primary source of cash for these repayments was the $1.1 billion of cash proceeds received by the Corporation in January 1994 from the sale of DCBU and the $275 million of cash received from the sale of WESCO. Of the $1,565 million of total repayments, $1,355 million related to Discontinued Operations and the remainder related to Continuing Operations.
  The Corporation intends to negotiate a revolving credit facility during 1994 to replace its existing facility upon expiration. The new facility is expected to have a commitment level of $2 billion to $3 billion with terms and conditions based upon market conditions existing at the time of negotiation.

OPERATING ACTIVITIES
Cash provided by operating activities of Continuing Operations was $735 million for 1993, an increase of $118 million from the amount provided in 1992.
  Cash provided by operating activities of Discontinued Operations was $45 million for 1993, a decrease of $420 million from the amount provided in 1992.

INVESTING ACTIVITIES
Excluding cash provided to Discontinued Operations, investing activities of Continuing Operations used $164 million of cash in 1993, compared to $69 million of cash used in 1992. The principal reason for this additional use of cash was lower cash proceeds received in 1993 from business dispositions. In addition, during 1993, Continuing Operations purchased assets from Discontinued Operations for $233 million primarily for contribution to the Corporation's pension plans.
  Investing activities of Discontinued Operations provided $3,065 million of cash during 1993, primarily as a result of the sale of Financial Services assets, an increase of $2,800 million from 1992.
  Capital expenditures of Continuing Operations were $237 million in 1993 compared to $259 million in 1992. Management expects that capital expenditures for Continuing Operations in 1994 will exceed the 1993 level. Capital expenditures of Discontinued Operations were $35 million in 1993 compared to $45 million in 1992.

FINANCING ACTIVITIES
Total debt of the Corporation was $6,350 million at December 31, 1993, a decrease of $3,583 million from $9,933 million at December 31, 1992. Cash and cash equivalents of the Corporation were $1,248 million at December 31, 1993, a decrease of $306 million from $1,554 million at December 31, 1992, primarily related to the sale of Westinghouse Federal Bank in January 1993.
  Short-term debt, including current maturities of long-term debt, of the Corporation totalled $3,818 million at December 31, 1993 compared to $6,990 million at December 31, 1992. See notes 11 and 13 to the financial statements.
  Short-term debt, including current maturities of long-term debt, of Continuing Operations was $671 million at December 31, 1993 compared to $1,554 million at December 31, 1992. The decrease of $883 million was due primarily to the repayment of $600 million of revolver borrowings.
  Short-term debt, including current maturities of long-term debt, of Discontinued Operations totalled $3,147 million at December 31, 1993 compared to $5,436 million at December 31, 1992, a decrease of $2,289 million. This decrease is primarily attributed to repayment of $2,040 million of revolver borrowings.
  Total borrowings outstanding under the revolver were $2,855 million at December 31, 1993 (excluding $149 million of letters of credit), of which $500 million was attributable to Continuing Operations and $2,355 million to Discontinued Operations. These borrowings carried a composite interest rate of 4.0% for Continuing Operations and 4.1% for Discontinued Operations. The current interest rate for borrowings under the revolver is based on the London Interbank Offer Rate (LIBOR) plus an interest rate margin based upon the Corporation's debt ratings and interest coverage ratio, and utilization of the facility. An increase or decrease in LIBOR will result in higher or lower interest expense to the Corporation. The Corporation's interest rate margin increased .125% upon Moody's downgrade on January 7, 1994. The utilization fee has decreased from .25% to .125% as a result of a lower average revolver balance outstanding during the second half of 1993. The revolver is also subject to facility fees. The facility fee, also based on the Corporation's debt ratings and interest coverage ratio, increased .125% per annum upon the S&P downgrade on March 9, 1993. However, the commitment level on which the facility fee is based has declined (see Liquidity and Capital Resources--Revolving Credit Facility).
  Long-term debt of the Corporation totalled $2,532 million at December 31, 1993, a $411 million decrease from December 31, 1992. See note 13 to the financial statements. Long-term debt of Continuing Operations was $1,885 million at December 31, 1993 compared to $1,341 million at December 31, 1992. The $544 million increase was primarily due to the sale of notes and debentures as discussed in Liquidity and Capital Resources--Overview.
  Long-term debt of Discontinued Operations was $647 million at December 31, 1993, a decrease of $955 million since year-end 1992.
  The Corporation's net debt-to-capital ratio for Continuing Operations was 65% at December 31, 1993 compared to 49% at December 31, 1992. For this ratio, the reduction of net debt during 1993 was more than offset by non-cash charges to shareholders' equity. See notes 1, 4 and 5 to the financial statements.
  The Corporation's foreign exchange exposure policy includes selling in national currencies where possible, and hedging those transactions in excess of $250,000 which occur in currencies other than those of the originating country. In addition, the Corporation's accounting policies require translation of local currency financial statements of subsidiaries in highly inflationary and unstable economies into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation," in order to minimize foreign exchange rate risks and provide for appropriate accounting treatment where exchange rates are most volatile.
  With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, the combined total sales for those operations were less than 0.5% of the Corporation's sales for 1993. Any translation adjustments resulting from converting the local currency balance sheets and income statements of designated hyperinflationary subsidiaries into U.S. dollars are recorded as period costs in accordance with SFAS No. 52.

OTHER ACTIONS

The restructuring of the Corporation's continuing businesses, announced on January 11, 1994 (see Overview--Restructuring and Other Actions), is expected to require total cash expenditures over the next three years of approximately $270 million, with expenditures of approximately $180 million in 1994, $55 million in 1995 and $35 million in 1996. These expenditures are expected to be funded through cash flows from operations of the Continuing Operations and will be offset by savings, resulting in an expected net cash outflow of approximately $85 million in 1994, and net cash inflows of approximately $55 million and $70 million for 1995 and 1996, respectively. The disposition of certain non-strategic businesses is expected to generate, over the next two years, total cash proceeds of approximately $175 million as these businesses are sold.
  On January 11, 1994, the Corporation also announced its intention to take actions to rebuild its equity base. These actions include a reduction in the annual dividend on the Corporation's common stock from $.40 per share to $.20 per share and the issuance during 1994 of $700 million of new equity securities. Approximately $200 million of the equity securities, proceeds from the sale of such securities or a combination thereof, will be contributed to the Corporation's pension plans during 1994. The reduction in the common stock dividend became effective with the quarterly dividend declared by the Board of Directors in January 1994, which is payable on March 1, 1994.
  On August 26, 1992, Westinghouse filed a registration statement on Form S-3 for the issuance of up to $1 billion of Westinghouse debt securities. At December 31, 1993, $400 million of this shelf registration was unused.
  On May 3, 1993, WFSI and WCC were merged into Westinghouse and, as a consequence, WFSI and WCC ceased to exist as separate legal entities and their debt was assumed by the Corporation. This merger gave management greater flexibility to liquidate the assets of Financial Services and execute the strategy of exiting the financial services business.
  Prior to the merger, a support agreement existed between Westinghouse and WCC that required the Corporation to provide financial support necessary to maintain WCC's total debt-to-equity ratio at not more than 6.5 to 1 and maintain WCC's equity at a minimum of $1 billion. On December 31, 1992, Westinghouse assumed $1,800 million of WCC's revolver debt to satisfy its obligation under the support agreement. No payments were required under the support agreement during 1993. Payments of $73 million and $1,405 million were made under the support agreement during 1992 and 1991, respectively. The support agreement terminated on May 3, 1993, the effective date of the merger.

ENVIRONMENTAL MATTERS

Compliance with federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management estimates the total probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known. Such estimates include the Corporation's experience to date with investigating and evaluating site cleanup costs, the professional judgment of the Corporation's environmental experts, outside environmental specialists and other experts and, when necessary, counsel. In addition, the likelihood that other parties which have been named as potentially responsible parties (PRPs) will have the financial resources to fulfill their obligations at Superfund sites where they and the Corporation may be jointly and severally liable has been considered. These estimates have been used to assess materiality for financial statement disclosure purposes and in the following discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS


PRP SITES
With regard to remedial actions under federal and state superfund laws, the Corporation has been named as a PRP at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimus. However, the Corporation may have varying degrees of cleanup responsibilities at 52 of these sites, excluding those discussed in the preceding sentence. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes the total remaining probable costs which the Corporation could incur for remediation of these sites as of December 31, 1993 are approximately $69 million, all of which has been accrued. These remediation actions are expected to occur over a period of several years. As the remediation activities progress, additional information may be obtained which may require additional investigations or an expansion of the remediation activities. This may result in an increase in site remediation costs; however, until such time as additional requirements are identified during the remediation process, the Corporation is unable to reasonably estimate what those costs might be.

BLOOMINGTON CONSENT DECREE
The Corporation is a party to a 1985 Consent Decree relating to remediation of six sites in Bloomington, Indiana. The Corporation has additional responsibility for two other sites in Bloomington not included as part of the Consent Decree. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law to burn excavated materials. The incinerator would also burn municipal solid waste provided by the City of Bloomington (City) and Monroe County. Applications for permits to build an incinerator are pending with the United States Environmental Protection Agency, the State of Indiana and other local permitting agencies. There is continuing community opposition to the construction of the incinerator and the State of Indiana has enacted legislation that has resulted in indefinite delays in granting permits. As a result, the parties to the Consent Decree have met several times on a cooperative basis and have decided to explore whether alternative remedial measures should be used to replace the incineration remedy set forth in the Consent Decree. On February 8, 1994 the parties filed a status report with the United States District Court for the Southern District of Indiana, which is responsible for overseeing the implementation of the Consent Decree. This report advised the court of the parties' intention to investigate alternatives and provided the court with operating principles for this process. It is the goal of the parties to reach a consensus on an alternative which is acceptable to all parties and to the Bloomington public. However, the parties recognize that at the end of the process they may conclude that the remedy currently provided in the Consent Decree is the most appropriate. The parties also recognize that the Consent Decree shall remain in full force during this process. These actions have resulted in the Corporation's belief that it no longer is probable that the Consent Decree will be implemented under its present terms. The Corporation and the other parties may have claims against each other under the Consent Decree if a mutually agreeable alternative is not reached. The Corporation may be required to post security for 125% of the net cost to complete remediation in the event certain requirements of the Consent Decree are not met. The Corporation believes it has met all of these requirements.

  If necessary permits were to be granted and the Consent Decree fully implemented in its present form, the Corporation estimates that its total remaining cost would be approximately $300 million at December 31, 1993. As part of the Consent Decree, and in addition to burning contaminated materials, the incinerator would also be used to burn municipal solid waste and generate electricity which would be purchased by various public utilities. The Corporation would receive revenues from tipping fees and sale of electricity which are estimated to be approximately $210 million. The Consent Decree also provides the City with an option to purchase the incinerator after the remediation is completed. The Corporation has assumed that proceeds from the sale of the incinerator would be in the range of $100 million to $160 million. Based on the above estimates, the Corporation continues to believe that the ultimate net cost of the environmental remediation under the present terms of the Consent Decree would not result in a material adverse effect on its future financial condition or results of operation.

  However, because the Corporation believes it is probable the Consent Decree will be modified to an alternate remediation action, the Corporation estimates that its cost to implement the most reasonable and likely alternative would be approximately $60 million, all of which has been accrued. Approximately $16 million of this estimate represents operating and maintenance costs which will be incurred over an approximate 30 year period. These costs are expected to be distributed equally over this period and, based on the Corporation's experience with similar operating and maintenance costs, have been determined to be reliably determinable on a year to year basis. Accordingly, the estimated $44 million gross cost of operating and maintenance has been discounted at a rate of 5% per year which results in the above described $16 million charge. The remaining portion of the $60 million charge represents site construction and other related costs and is valued as of the year of expenditure. Analyses of internal experts and outside consultants have been used in forecasting construction and other related costs. The estimates of future period costs include an assumed inflation rate of 5% per year. This estimate of $60 million is within a range of reasonably possible alternatives and one which the Corporation believes to be the most likely outcome. This alternative includes a combination of containment, treatment, remediation and monitoring. Other alternatives, while considered less likely, could cause such costs to be as much as $100 million.

OTHER SITES
The Corporation is involved with several administrative actions alleging violations of federal, state or local environmental regulations. For these matters the Corporation has estimated that its potential total remaining reasonably possible costs are insignificant.

  The Corporation currently manages under contract several government-owned facilities, which among other things are engaged in the remediation of hazardous and nuclear wastes. To date, under the terms of the contracts, the Corporation is not responsible for costs associated with environmental liabilities, including environmental cleanup costs, except under certain circumstances associated with negligence and willful misconduct. There are currently no known claims for which the Corporation believes it is responsible. In 1994, the U.S. Department of Energy (DoE) announced its intention to renegotiate its existing contracts for maintenance and operation of DoE facilities to address environmental issues.
  The Corporation has or will have responsibilities for environmental remediation such as dismantling incinerators, decommissioning nuclear licensed sites, and other similar commitments at various sites. The Corporation has estimated total potential cost to be incurred for these actions to be approximately $133 million, of which $35 million had been accrued at December 31, 1993. The Corporation's policy is to accrue these costs over the estimated lives of the individual facilities which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $6 million.
  As part of the agreement for the sale of DCBU to Eaton Corporation, the Corporation agreed to a cost sharing arrangement if future, but as yet unidentified, remediation is required as a result of any contamination caused during the Corporation's operation of DCBU prior to its sale. Under the terms of the agreement, the Corporation's share of any such environmental remediation costs, on an annual basis, will be at the rate of $2.5 million of the first $6 million expended, and 100% of such costs in excess of $6 million. The Corporation has provided for all known environmental liabilities related to DCBU. These estimated costs and related reserves are included in the discussion of PRP sites above. Environmental liabilities related to the sale of WESCO are insignificant.

CAPITAL EXPENDITURES
Capital expenditures related to environmental remediation activities in 1993 totalled $5 million. Management believes that the total estimated capital expenditures related to current operations necessary to comply with present governmental regulations will not have a material adverse effect on capital resources, liquidity, financial condition and results of operations.

INSURANCE RECOVERIES
In 1987, the Corporation filed an action in New Jersey against over 100 insurance companies seeking recovery for these and other environmental liabilities and litigation involving personal injury and property damage. The Corporation has received certain recoveries from insurance companies related to environmental costs. The Corporation has not accrued for any future insurance recoveries.

Based on the above discussion and including all information presently known to the Corporation, management believes that the environmental matters described above will not have a material adverse effect on the Corporation's capital resources, liquidity, financial condition and results of operations.

LEGAL MATTERS

At present, there are seven pending actions brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. One previous action, which was pending in 1991 and was resolved in 1992 after a full arbitration hearing before the International Chamber of Commerce, found that no damages were warranted on any of the steam generator claims against the Corporation. Two other previous actions which were pending in 1992 were resolved, one in 1993 and the other in January 1994, through settlements with the respective utilities. The Corporation is also a party to six agreements with utilities or utility plant owners' groups which toll the statute of limitations regarding their steam generator tube degradation claims and permit the parties time to engage in discussions. The parties have agreed that no litigation will be initiated for agreed upon periods of time as set forth in the respective tolling agreements. The term of each tolling agreement varies. The Corporation has notified its insurance carriers of the pending steam generator actions and claims. While some of the carriers have denied coverage in whole or in part, most have reserved their rights with respect to obligations to defend and indemnify the Corporation. The coverage is the subject of litigation between the Corporation and these carriers.
  The Corporation has been defending a consolidated class action, a consolidated derivative action and certain individual lawsuits brought against the Corporation, WFSI and WCC, both previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI and WCC.
  Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in each of the foregoing cases and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect upon the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes the Corporation has meritorious defenses to the litigation described above and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

CONSOLIDATED STATEMENT OF INCOME

(in millions except per share amounts)

Year Ended December 31                                                             1993           1992            1991
- - -----------------------------------------------------------------------------------------------------------------------
Product sales                                                                   $ 5,771        $ 6,222         $ 6,288
Service sales                                                                     3,104          3,029           3,121
- - -----------------------------------------------------------------------------------------------------------------------
Sales of products and services                                                    8,875          9,251           9,409
- - -----------------------------------------------------------------------------------------------------------------------
Cost of products sold                                                            (4,459)        (4,586)         (4,846)
Cost of services sold                                                            (2,018)        (2,192)         (2,076)
- - -----------------------------------------------------------------------------------------------------------------------
Costs of products and services                                                   (6,477)        (6,778)         (6,922)
- - -----------------------------------------------------------------------------------------------------------------------
Marketing, administration and general expenses                                   (1,591)        (1,379)         (1,425)
Depreciation and amortization                                                      (311)          (301)           (316)
Provision for restructuring (note 20)                                              (350)            --              --
Other income and expenses, net (note 19)                                           (165)           (18)            (19)
Interest expense                                                                   (217)          (225)           (231)
- - -----------------------------------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations before income taxes and
  minority interest in income of consolidated subsidiaries                         (236)           550             496
Income taxes (notes 1 and 5)                                                         70           (187)           (159)
Minority interest in income of consolidated subsidiaries                             (9)            (6)             (2)
- - -----------------------------------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations                                           (175)           357             335
Discontinued Operations, net of income taxes (note 2):
  Loss from Operations                                                               --            (30)         (1,421)
  Estimated loss on disposal of Discontinued Operations                             (95)        (1,383)             --
- - -----------------------------------------------------------------------------------------------------------------------
Loss from Discontinued Operations                                                   (95)        (1,413)         (1,421)
- - -----------------------------------------------------------------------------------------------------------------------
Loss before cumulative effects of changes in accounting principles                 (270)        (1,056)         (1,086)
Cumulative effect of changes in accounting principles:
Postemployment benefits (notes 1 and 4)                                             (56)            --              --
Postretirement benefits other than pensions (notes 1 and 4)                          --           (742)             --
Income taxes (notes 1 and 5)                                                         --            404              --
- - -----------------------------------------------------------------------------------------------------------------------
Net loss                                                                        $  (326)       $(1,394)        $(1,086)
- - -----------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share (note 15):
From Continuing Operations                                                      $  (.64)       $   .95         $  1.07
From Discontinued Operations                                                       (.27)         (4.08)          (4.53)
From cumulative effect of changes in accounting principles                         (.16)          (.98)             --
- - -----------------------------------------------------------------------------------------------------------------------
Loss per common share                                                           $ (1.07)       $ (4.11)        $ (3.46)
- - -----------------------------------------------------------------------------------------------------------------------
Cash dividends per common share (note 15)                                       $   .40        $   .72         $  1.40
=======================================================================================================================

The Notes to the Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31                                                                                    1993          1992(a)
- - -----------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                                                                    $   637         $   769
  Customer receivables (note 6)                                                                  1,381           1,321
  Inventories (note 7)                                                                           1,549           1,392
  Uncompleted contracts costs over related billings (note 7)                                       371             331
  Prepaid and other current assets (note 8)                                                        836             701
- - -----------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                           4,774           4,514
  Plant and equipment, net (note 9)                                                              1,964           2,028
  Intangible and other noncurrent assets (note 10)                                               3,815           3,303
- - -----------------------------------------------------------------------------------------------------------------------
Total assets                                                                                   $10,553         $ 9,845
- - -----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term debt (note 11)                                                                    $   662         $ 1,259
  Current maturities of long-term debt (note 13)                                                     9             295
  Accounts payable                                                                                 656             609
  Uncompleted contracts billings over related costs (note 7)                                       672             657
  Other current liabilities (note 12)                                                            1,926           1,315
- - -----------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                      3,925           4,135
  Long-term debt (note 13)                                                                       1,885           1,341
  Net liabilities of Discontinued Operations (note 2)                                              211             116
  Other noncurrent liabilities (note 14)                                                         3,453           1,997
- - -----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                9,474           7,589
- - -----------------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments (note 17)
Minority interest in equity of consolidated subsidiaries                                            34              33

Shareholders' equity (note 15):
  Preferred stock, $1.00 par value (25 million shares authorized):
    Series A preferred (no shares issued)                                                           --              --
    Series B conversion preferred (8 million shares issued)                                          8               8
  Common stock, $1.00 par value (480 million shares authorized, 393 million shares issued)         393             393
  Capital in excess of par value                                                                 1,475           1,523
  Common stock held in treasury                                                                   (972)         (1,102)
  Other                                                                                         (1,260)           (516)
  Retained earnings                                                                              1,401           1,917
- - -----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                       1,045           2,223
- - -----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                     $10,553         $ 9,845
=======================================================================================================================

The Notes to the Financial Statements are an integral part of these financial statements.
(a) Certain amounts have been reclassified for comparative purposes.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

Year Ended December 31                                                             1993           1992            1991
- - -----------------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS:
Cash Flows from Operating Activities
  Income (loss)                                                                 $  (175)       $   357         $   335
  Adjustments to reconcile income to cash:
    Depreciation and amortization                                                   311            301             316
    Deferred income taxes                                                          (145)           134              48
    Restructuring and other actions                                                 750             --              --
    Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
      Customer receivables                                                          (60)           (95)            230
      Inventories                                                                  (182)           (62)           (189)
      Deferred income taxes                                                        (155)          (194)           (184)
      Other working capital                                                          50            (54)            (22)
      Other assets and liabilities                                                  341            230            (159)
- - -----------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                               735            617             375
- - -----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Business divestitures                                                              73            238              52
  Marketable securities                                                              --            (48)             90
  Capital expenditures                                                             (237)          (259)           (326)
  Cash from (to) Discontinued Operations                                           (233)           239          (1,704)
  Other                                                                              --             --             (55)
- - -----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                                       (397)           170          (1,943)
- - -----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Change in short-term debt                                                        (895)        (1,503)            616
  Long-term borrowings                                                              603            620             406
  Payments of long-term debt                                                        (47)           (82)            (71)
  Sale of equity securities                                                          --            543             551
  Treasury stock                                                                     81            111              72
  Dividends                                                                        (190)          (271)           (433)
  Other                                                                             (22)             8              25
- - -----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                                       (470)          (574)          1,166
- - -----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by Continuing Operations                                      (132)           213            (402)
- - -----------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
  Loss from operations, net of income taxes                                          --            (30)         (1,421)
  Estimated loss on disposal, net of income taxes                                   (95)        (1,383)             --
  Change in net operating assets                                                    140          1,878           1,739
- - -----------------------------------------------------------------------------------------------------------------------
  Operating activities                                                               45            465             318
  Investing activities                                                            3,065            265             450
  Financing activities                                                           (3,284)          (633)           (298)
- - -----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by Discontinued Operations                                    (174)            97             470
- - -----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   (306)           310              68
Cash and cash equivalents at beginning of period (note 1)                         1,554          1,244           1,176
- - -----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period (note 1)                             $ 1,248        $ 1,554         $ 1,244
- - -----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid--Continuing Operations                                            $   205        $   234         $   248
Interest paid--Discontinued Operations                                              433            536             858
Income taxes paid                                                                    75             53             111
=======================================================================================================================

The Notes to the Financial Statements are an integral part of these financial statements.
For a description of noncash transactions, see notes 1, 3, 4, 5 and 7.

NOTES TO THE FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of Westinghouse Electric Corporation (Westinghouse) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions. Investments in joint ventures and in other companies in which the Corporation does not have control, but has the ability to exercise significant management influence over operating and financial policies, are accounted for by the equity method.
  Certain previously reported amounts have been reclassified to conform to the 1993 presentation.

DISCONTINUED OPERATIONS
In November 1992, the Corporation's Board of Directors adopted a plan (the
Plan) that included exiting the financial services and other non-strategic businesses. The Corporation classified the operations of Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO) (collectively, Other Operations) and Financial Services as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Under this Plan, the disposition of The Knoll Group (Knoll) was scheduled to occur by the end of 1994 and WCI Communities, Inc. (WCI) by the end of 1995. Financial Services was comprised primarily of Westinghouse Credit Corporation (WCC) and Westinghouse Savings Corporation (WSAV), each subsidiaries of Westinghouse Financial Services, Inc.
(WFSI) and the Corporation's leasing portfolio. On May 3, 1993, WFSI and WCC were merged into Westinghouse. See note 20 to the financial statements.
  In January 1994, the Corporation announced that the sale of WCI will be accelerated from 1995 into 1994 and Knoll is no longer for sale. WCI will continue to be reported as part of Continuing Operations until the requirements of APB 30 are met. At that time, WCI will be classified as a discontinued operation and appropriate restatements will be made to the Corporation's financial statements. See note 2 to the financial statements.

REVENUE RECOGNITION
Sales are recorded primarily as products are shipped and services are rendered. The percentage-of-completion method of accounting is used for nuclear steam supply system and related equipment orders with delivery schedules generally in excess of five years, major power generation systems with a cycle time in excess of one year, and certain construction projects where this method of accounting is consistent with industry practice. For certain long-term contracts in which development and production are combined, revenue is recognized as development milestones are completed or units are delivered.

AMORTIZATION OF INTANGIBLE ASSETS
Goodwill and other acquired intangible assets are amortized under the straight-line method over their estimated lives, but not in excess of 40 years.

CASH AND CASH EQUIVALENTS
The Corporation considers all investment securities with a maturity of three months or less when acquired to be cash equivalents. All cash and temporary investments are placed with high credit-quality financial institutions and the amount of credit exposure to any one financial institution is limited. At December 31, 1993 and 1992, cash and cash equivalents includes restricted funds of $73 million and $48 million, respectively.
  Cash and cash equivalents in the Consolidated Statement of Cash Flows includes those items from Continuing Operations, Financial Services and Other Operations. See note 2 to the financial statements.

INVENTORIES
Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out (FIFO) basis, or market. The elements of cost included in inventories are direct labor, direct material and certain overheads. Prior to 1992, a portion of the value of the Corporation's domestic inventories were determined using the last-in, first-out (LIFO) method of inventory valuation. See note 7 to the financial statements. Long-term contracts in process include costs incurred plus estimated profits on contracts accounted for according to the percentage-of-completion method.

PLANT AND EQUIPMENT
Plant and equipment assets are recorded at cost and depreciated generally under the straight-line method over their estimated useful lives. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred. The Corporation limits capitalization of newly acquired assets to those assets with cost in excess of $1,000.

ENVIRONMENTAL COSTS
The Corporation expenses or capitalizes as appropriate environmental expenditures that relate to current operations. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. The Corporation will record reserves when environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. Such reserves are adjusted if necessary based upon the completion of a formal study or the Corporation's commitment to a formal plan of action.
  The Corporation accrues over their estimated remaining useful lives, the anticipated future costs of dismantling incinerators, decommissioning nuclear licensed sites and other such future commitments.

CHANGES IN ACCOUNTING PRINCIPLES
In December 1993, the Corporation adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits." This statement requires employers to adopt accrual accounting for workers' compensation, salary continuation, medical and life insurance continuation, severance benefits and disability benefits provided to former or inactive employees after employment but before retirement. See note 4 to the financial statements.
  Effective January 1, 1992, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," on the immediate recognition basis. This statement requires that the expected costs of providing postretirement health care and life insurance benefits be accrued during the employees' service with the Corporation. The Corporation's previous practice was to expense these costs as incurred. See note 4 to the financial statements.
  In the first quarter of 1992, the Corporation adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." This statement replaced SFAS No. 96, which the Corporation previously used to account for income taxes. SFAS No. 109 permitted the Corporation to recognize certain deferred tax benefits not recognized under SFAS No. 96. See note 5 to the financial statements.
  In December 1992, the Corporation adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This statement is an extension of SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," adopted in a prior year, and requires the disclosure of the fair value of certain financial instruments. See note 22 to the financial statements.

NOTE 2: DISCONTINUED OPERATIONS

In November 1992, the Corporation announced the Plan that included exiting the financial services business through the disposition of its asset portfolios and the sale of other non-strategic businesses. The Plan provided for the sale of real estate and corporate finance portfolios over a three-year period and the run-off of the leasing portfolio over a longer period of time in accordance with contractual terms. Also, as part of the Plan, the Corporation was to divest the following other non-strategic operations: DCBU and WESCO; Knoll; and WCI. Financial Services and Other Operations have been accounted for as discontinued operations in accordance with APB 30.
  In January 1994, the Corporation announced that the planned sale of WCI will be accelerated from 1995 into 1994 and Knoll is no longer for sale. With respect to Knoll, the Corporation's strategy will now be directed to create shareholder value by continuing to operate this business.
  As a result of the adoption of the Plan, the Corporation recorded in Discontinued Operations, during the fourth quarter of 1992, a pre-tax charge of $2,201 million. This pre-tax charge consisted of $2,350 million for an addition to the valuation allowance for Financial Services portfolios, $300 million for estimated losses from operations for Financial Services during the phase-out period and $144 million for restructuring charges related to the change in corporate strategy. These charges were partially offset by an estimated $449 million gain from the disposition of Other Operations and an estimated $144 million of earnings from those operations during the phase-out period. Income tax benefits totalling $818 million were recorded in connection with the Plan. The after-tax estimated loss on the disposal of Discontinued Operations was $1,383 million. A $36 million charge for corporate restructuring was recorded in Continuing Operations in connection with the Plan.
  In November 1992, in determining the valuation provision for Financial Services real estate portfolio, management used the Derived Investment Value
(DIV) method. DIV is the process developed by the Resolution Trust Corporation for use in measuring the values of real estate owned and loans secured by income-producing assets and land. In developing the provision for Financial Services corporate and leasing portfolios, management used various techniques which considered a number of factors, including trading desk values with respect to the corporate portfolio, and information provided by independent consultants. Trading desk values arise from actual or proposed current trades of identical or similar assets. These valuation processes provided portfolio valuations that reflect the strategy of exiting the financial services business. Under the Corporation's previous strategy of downsizing Financial Services over a period of up to five years and holding certain assets for the long term, the methods used to value assets resulted in higher asset values net of valuation allowances.
  The estimated gain from the disposition of Other Operations was determined by management using various techniques and assumptions which considered, among other factors, index multiples derived for comparable businesses as appropriately adjusted to reflect the characteristics of the businesses within Other Operations.
  Variances from estimates which may occur will be considered in determining if an adjustment of the estimated loss on disposal of Discontinued Operations is necessary.
  Since adoption of the Plan, the Corporation has made significant progress in disposing of Financial Services assets.
  On August 11, 1993, the Corporation announced an agreement to sell the majority of DCBU to Eaton Corporation for a purchase price of $1.1 billion and the assumption by the buyer of certain liabilities. The Corporation completed this sale on January 31, 1994.
  On February 16, 1994, the Corporation announced an agreement to sell WESCO to an affiliate of Clayton, Dubilier & Rice, Inc., a private investment firm, for a purchase price of approximately $340 million. The Corporation completed this sale on February 28, 1994.

  The reserve for the estimated loss on the disposal of Discontinued Operations established in November 1992 consisted of an addition to the valuation allowance for Financial Services portfolios, estimated future results of operations and sales proceeds to be obtained from Discontinued Operations, as well as estimates as to the timing of the divestitures and assumptions regarding other relevant factors.
  During 1993, the Corporation reviewed its estimates of proceeds from the disposal of Discontinued Operations and the operating income or loss that would be generated by these businesses during their disposal periods. Through the third quarter of 1993, the Corporation had favorable experience with the sale of Financial Services assets, selling them at prices in excess of original estimates and on a more accelerated schedule than was anticipated at the time the Plan was developed. The more rapid liquidation of the assets had the effect of reducing the earned income from the Financial Services assets during the disposal period, which, to a large degree, offset the favorable price experience from the asset sales. In addition, the marketing process for Other Operations indicated that expected proceeds would be less than the initial forecast. Through the third quarter of 1993, all of these factors were reviewed and considered to be largely offsetting.
  In the fourth quarter of 1993, the Corporation recorded an additional provision for loss on disposal of Discontinued Operations of $148 million, pre-tax or $95 million, after-tax. This change in the estimated loss resulted from additional information, obtained through negotiation activity, regarding the expected selling prices of WESCO and the Australian subsidiary of DCBU. Also contributing to this provision was a decision to bulk sell a Financial Services residential development that the Corporation, upon adoption of the Plan, had intended to transfer to WCI for development. These matters and a revision to the estimated interest costs expected to be incurred by the Discontinued Operations during the disposal period resulted in the additional fourth quarter provision.
  The reserve for the estimated loss on the disposal of Discontinued Operations may require adjustment in future periods to reflect changes in any of the above constituent elements, which may be affected by adverse economic, market or other factors beyond what was anticipated at December 31, 1993.
  Management has considered all of the above factors and believes that the reserve for the estimated loss on disposal of Discontinued Operations should be adequate. The adequacy of this reserve is evaluated each quarter, and the actual experience and any changes in expectations will be considered in determining whether adjustment to the reserve is required.
  In accordance with APB 30, the consolidated financial statements reflect the operating results of Discontinued Operations separately from Continuing Operations. Prior periods have been restated. Summarized operating results of Discontinued Operations follow:

OPERATING RESULTS OF DISCONTINUED OPERATIONS (in millions)

                                                     Financial        Other
                                                     Services      Operations    Total
- - ----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
Sales of products and services                         $  305         $2,384     $2,689
Net earnings (losses)                                    (212)            66       (146)

MONTH ENDED DECEMBER 31, 1992
Sales of products and services                         $   46         $  198     $  244
Net earnings (losses)                                     (13)            11         (2)

ELEVEN MONTHS ENDED NOVEMBER 30, 1992
Sales of products and services                         $  699         $2,230     $2,929
Income (loss) before income taxes                        (181)           101        (80)
Income taxes (benefit)                                    (71)             7        (64)
Minority interest in income                                10              4         14
Income (loss) from operations                            (120)            90        (30)

YEAR ENDED DECEMBER 31, 1991
Sales of products and services                         $1,064         $2,439     $3,503
Income (loss) before income taxes                      (1,660)            69     (1,591)
Income taxes (benefit)                                   (172)           (12)      (184)
Minority interest in income                                13              1         14
Income (loss) from operations                          (1,501)            80     (1,421)
========================================================================================

  The composition of the estimated loss on disposal of Discontinued Operations recorded in the fourth quarter of 1992 follows:

ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (in millions)

                                                     Financial        Other
                                                     Services      Operations    Total
- - ----------------------------------------------------------------------------------------
Provision for losses on portfolio
  investments                                          $2,350          $  --     $2,350
Estimated operating expenses
  (income) during phase-out period                        300           (144)       156
Provision for restructuring                                --            144        144
Estimated gain on sale of
  Discontinued Operations                                  --           (449)      (449)
- - ----------------------------------------------------------------------------------------
Net loss (gain) from Discontinued
  Operations                                            2,650           (449)     2,201
Income taxes (benefit)                                   (901)            83       (818)
- - ----------------------------------------------------------------------------------------
Estimated loss (gain) on Discontinued
  Operations, net of taxes                             $1,749          $(366)    $1,383
========================================================================================

  The assets and liabilities of Discontinued Operations have been separately classified on the balance sheet as net liabilities of Discontinued Operations. A summary of these assets and liabilities and additional information pertaining to Financial Services follows:

NET LIABILITIES OF DISCONTINUED OPERATIONS (in millions)

At December 31                                                      1993         1992
- - --------------------------------------------------------------------------------------
ASSETS:
Financial Services:
Cash and cash equivalents                                         $  416       $  752
Portfolio investments, net                                         1,127        5,329
Deferred income taxes (note 5)                                       560          634
Other assets                                                         179          127
- - --------------------------------------------------------------------------------------
Total assets--Financial Services                                   2,282        6,842
- - --------------------------------------------------------------------------------------

Other Operations:
Cash and cash equivalents                                            195           33
Customer receivables                                                 356          347
Inventories                                                          373          393
Other current assets                                                  13           --
Plant and equipment, net                                             360          375
Accrued estimated gain on sale of
  Discontinued Operations                                            441          449
Accrued operating income, net                                        (64)          --
Other noncurrent assets                                              196          186
- - --------------------------------------------------------------------------------------
Total assets--Other Operations                                     1,870        1,783
- - --------------------------------------------------------------------------------------
Total assets--Discontinued Operations                              4,152        8,625
- - --------------------------------------------------------------------------------------

LIABILITIES AND MINORITY INTEREST:
Financial Services:
Thrift deposits                                                       --          693
Other liabilities                                                     54          151
Accrued operating expenses                                            75          287
Minority interest                                                     --          102
- - --------------------------------------------------------------------------------------
Total liabilities and minority interest
  excluding debt--Financial Services                                 129        1,233
- - --------------------------------------------------------------------------------------

Other Operations:
Accounts payable                                                     182          190
Other current liabilities                                            102          145
Deferred income taxes (note 5)                                       145          122
Other noncurrent liabilities                                          11           13
- - --------------------------------------------------------------------------------------
Total liabilities excluding debt--Other Operations                   440          470
- - --------------------------------------------------------------------------------------
Short-term debt (note 11)                                          2,373        4,559
Current maturities of long-term debt (note 13)                       774          877
Long-term debt (note 13)                                             647        1,602
- - --------------------------------------------------------------------------------------
Total liabilities and minority interest--
  Discontinued Operations                                          4,363        8,741
- - --------------------------------------------------------------------------------------
Net liabilities of Discontinued Operations                        $  211       $  116
======================================================================================

FINANCIAL SERVICES
Revenue Recognition
Financial Services revenues are recognized generally on the accrual method, except that revenues for real estate accounts are being recognized only as payments are received.
  When accrual method accounts become delinquent for more than two payment periods, usually 60 days, income is recognized only as payments are received. Such delinquent accounts and all real estate accounts for which no payments are received in the current month, and other accounts on which income is not being recognized because the receipt of either principal or interest is questionable, are classified as nonearning receivables.

Investment Tax Credit
The investment tax credit earned prior to its repeal on property leased to others has been deferred and is recognized as income over the contractual terms of the respective leases.

Portfolio Investments
Portfolio investments by category of investment and financing at December 31, 1993 and 1992, are summarized in the table below.

PORTFOLIO INVESTMENTS (in millions)
                                                    Real        Cor-
                                                   Estate      porate      Leasing       Total
- - -----------------------------------------------------------------------------------------------
AT DECEMBER 31, 1993
Receivables                                        $   46      $   47       $  969      $1,062
Real estate properties                                141          --           --         141
Investments in partnerships and
  other entities                                      212          82           39         333
Nonmarketable equity securities                        --          15           --          15
- - -----------------------------------------------------------------------------------------------
  Portfolio investments                               399         144        1,008       1,551
Valuation allowance                                  (353)        (26)         (45)       (424)
- - -----------------------------------------------------------------------------------------------
  Portfolio investments, net                       $   46      $  118       $  963      $1,127
===============================================================================================

AT DECEMBER 31, 1992
Marketable securities                              $  241      $   --       $   --      $  241
Receivables                                         3,442       2,140        1,146       6,728
Real estate properties                                663          --           --         663
Investments in partnerships and
  other entities                                      402         457           36         895
Nonmarketable equity securities                        --         332           --         332
Equipment on operating leases                          --          --          101         101
Collateral held for resale                             --          --            7           7
- - -----------------------------------------------------------------------------------------------
  Portfolio investments                             4,748       2,929        1,290       8,967
Valuation allowance                                (2,696)       (885)         (57)     (3,638)
- - -----------------------------------------------------------------------------------------------
  Portfolio investments, net                       $2,052      $2,044       $1,233      $5,329
===============================================================================================

  Real estate receivables consist of loans for commercial and residential real estate properties. At December 31, 1993, the remaining real estate receivables were primarily residential loans. Real estate properties were acquired through foreclosure proceedings or represent "in-substance" foreclosures and are being operated by Financial Services or contracted professional management until sold. Real estate investments in partnerships at December 31, 1993 was comprised primarily of the Corporation's investment in LW Real Estate Investments, L.P., which totalled $133 million at year-end.

  At December 31, 1993, there were no significant investment-type, individual borrower, or geographic concentrations in the remaining real estate receivables. At December 31, 1992, first mortgages on real estate properties, the majority of which were income-producing, comprised 84% of real estate receivables. Hotels and motels secured 29% of the receivables at December 31, 1992, apartments secured 18%, shopping centers and land each secured 8% and office buildings secured 7%. Of these properties, 18% were located in California, 12% in Illinois, 9% in Pennsylvania and 8% in Florida. No other significant geographic concentrations existed. The largest borrower exposure in the real estate portfolio totalled $299 million at December 31, 1992; average borrower exposure, excluding small-balance borrowers, was $20 million.
  Financial Services entered into participation agreements with lending institutions which provided for the recourse sale of a senior interest in certain real estate loans. During 1993, Financial Services sold its subordinated interest in the remaining loans subject to certain servicing obligations. At December 31, 1992, the outstanding balance of receivables previously sold under participation agreements totalled $57 million.
  Corporate receivables are generally considered highly leveraged financing that involves a buyout, acquisition, or recapitalization of an existing business with a high debt-to-equity ratio. Borrowers in the corporate portfolio generally are middle market companies and located throughout the U.S. Manufacturing, retail trade, media and financial services represented the significant industry concentrations in this portfolio. Corporate investments in partnerships and other entities represent investments in limited partnerships engaged in subordinated lending to, and investing in, highly leveraged borrowers. Nonmarketable equity securities relate to corporate financing transactions. Originally, corporate investments in partnerships and other entities and nonmarketable securities generally were acquired with the intent to realize appreciation upon disposition, reflecting an increase in the value of the underlying entity. However, many of these investments are now the result of debtor account restructurings.
  At December 31, 1993, there were no significant industry, subordinated or unsecured positions, or individual borrower exposures in the remaining corporate receivables. At December 31, 1992, 58% of corporate receivables were senior obligations of the borrower and 42% were subordinated. Variable-amount commercial line-of-credit loans secured by the borrowers' inventory or receivables represented 25% of the corporate receivables at December 31, 1992. An additional 33% of corporate receivables represented fixed-amount loans secured by specified assets, general assets, stock or other tangible assets of the borrower. The remaining corporate receivables were unsecured. Exposure to the largest borrower totalled $165 million at December 31, 1992; average borrower exposure was $15 million.
  Investments in partnerships or other entities are accounted for by either the equity or cost methods in those cases where the Corporation gains majority ownership of entities of a temporary nature or in those cases where the Corporation is legally prevented from exercising control even though it has majority ownership. Ownership is considered of a temporary nature if the entity is acquired through foreclosure and the Corporation expects to maximize its investment through near-term disposal or liquidation. At December 31, 1993 and 1992, the total carrying value of such non-consolidated entities related to Financial Services was $73 million and $147 million, respectively.
  Leasing receivables consist of direct financing and leveraged leases. At December 31, 1993 and 1992, 77% and 66%, respectively, related to aircraft and 19% and 22%, respectively, related to cogeneration facilities. Leasing receivables at December 31, 1992, also included leases for railcars, marine vessels and trucking equipment. These leasing receivables were sold during 1993.
  The components of the Corporation's net investment in leases at December 31, 1993 and 1992 are as follows:

NET INVESTMENT IN LEASES (in millions)

At December 31                                                    1993         1992
- - ------------------------------------------------------------------------------------
Rentals receivable (net of principal and
  interest on nonrecourse loans)                                  $965       $1,232
Estimated residual value of leased assets                          411          478
Unearned and deferred income                                      (407)        (544)
- - ------------------------------------------------------------------------------------
Investment in leases*                                              969        1,166
Deferred taxes and deferred investment
  tax credits arising from leases                                 (575)        (657)
- - ------------------------------------------------------------------------------------
Investment in leases, net                                         $394       $  509
====================================================================================

*Investment in leases for 1992 included lease receivables in both the leasing and real estate categories of financing.

  Contractual maturities for the Corporation's leasing receivables at December 31, 1993 are as follows:

CONTRACTUAL MATURITIES FOR LEASING RECEIVABLES (in millions)

At December 31, 1993
- - ------------------------------------------------------------------------
             Total   1994    1995    1996     1997    1998    After 1998
- - ------------------------------------------------------------------------
Leasing       $969    $22     $28     $36      $36     $43       $804
========================================================================

  Nonearning receivables at December 31, 1993 totalled $30 million, a decrease of $1,893 million from year-end 1992. At December 31, 1993 there were no reduced earning receivables, compared to $881 million at year-end 1992. These decreases were primarily the result of dispositions and the write-off of receivables.
  The difference between the income for 1993 that would have been earned under original contractual terms on nonearning receivables at December 31, 1993 and the income that was actually earned, was not significant. The income for 1992 that would have been earned under original contractual terms on nonearning and reduced earning receivables at December 31, 1992 totalled $268 million, and the income actually earned was $98 million.

  The following table is a reconciliation of the valuation allowance for portfolio investments for the years ended December 31, 1993, 1992, and 1991.

VALUATION ALLOWANCE FOR PORTFOLIO INVESTMENTS (in millions)

Category of Financing          Beginning     Portfolio Investments                     Provisions Added     Ending       Percent of
                                Balance           Written Off          Transfers          During Year       Balance      Investments
- - ------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
Real estate                        $2,696             $2,351              $  (30)            $   38          $  353         88.5%
Corporate                             885                889                  30                 --              26         17.6
Leasing                                57                 12                  --                 --              45          4.5
- - ------------------------------------------------------------------------------------------------------------------------------------
Total 1993                         $3,638             $3,252              $   --             $   38          $  424         27.4%
====================================================================================================================================

Year Ended December 31, 1992:
Real estate                        $1,792            $   973              $  (30)            $1,907          $2,696         56.8%
Corporate                             520                264                  33                596             885         30.2
Leasing                                18                  9                 (12)                60              57          4.4
- - ------------------------------------------------------------------------------------------------------------------------------------
Total 1992                         $2,330             $1,246              $   (9)            $2,563          $3,638         40.6%
====================================================================================================================================

Year Ended December 31, 1991:
Real estate                        $  686            $   400              $   51             $1,455          $1,792         34.1%
Corporate                             612                406                 (15)               329             520         13.1
Leasing                                35                 26                 (21)                30              18          1.4
- - ------------------------------------------------------------------------------------------------------------------------------------
Total 1991                         $1,333            $   832              $   15             $1,814          $2,330         22.0%
====================================================================================================================================

  During 1993, portfolio investments written off represented 71.4% of average outstanding portfolio investments. The comparable percentages for 1992 and 1991 were 12.7% and 7.1%, respectively. Portfolio investments written off during 1993 reflects management's strategy to liquidate portfolios and exit the financial services business. Portfolio investments written off during 1992 and 1991 reflect management's strategy to liquidate or downsize portfolios.
  Marketable and nonmarketable securities written off usually resulted from the disposition of the securities for cash. Receivables and real estate properties written off generally resulted from the disposition of the investments for cash or management's determination of the recoverability of the receivable balance or property value in accordance with management's disposition strategy.
  The provision added during 1993 represents an allocation of the $148 million pre-tax charge recorded in the fourth quarter of 1993 and relates to a residential development that the Corporation had previously intended to transfer to WCI for development. During December 1993, the Corporation's intent regarding this asset changed to one of bulk sale out of the Financial Services real estate portfolio. The $38 million provision reduces the carrying value of the asset to its DIV.
  The increase in the provision added during 1992 compared to 1991 reflects management's current strategy to exit the financial services business, compared to management's prior strategy to downsize portfolios over a period of up to five years.
  The valuation allowance at December 31, 1992, adjusted by adding back amounts written off since January 1, 1991, totalling $988 million related to investments remaining in the portfolio at year-end 1992, represented 46.4% of the value of portfolio investments, with such investments similarly adjusted. The valuation allowance at December 31, 1991, comparably adjusted for amounts written off since January 1, 1991, totalling $375 million, represented 24.7% of the value of portfolio investments. Due to the significantly reduced levels of portfolio investments and the valuation allowance at December 31, 1993, management believes that this calculation would produce results of limited usefulness and, therefore, is not presented at December 31, 1993.
  Management believes under current economic conditions, the valuation allowance at Financial Services at December 31, 1993 should be adequate to cover losses that are expected from the disposal of the remaining portfolios.
  At December 31, 1992, the marketable securities of $241 million were assets of WSAV's Illinois-based thrift, Westinghouse Federal Bank, and thrift deposits of $693 million were obligations of the thrift. On January 4, 1993, Westinghouse Federal Bank was sold to First Financial Bank, F.S.B., and the thrift's assets and obligations were transferred.
  Marketable securities at December 31, 1992 were primarily comprised of U.S. and other government obligations, and mortgage-backed securities. At December 31, 1992, these marketable securities had gross unrealized gains of $8 million and no gross unrealized losses. During 1992, proceeds from sales of investments in debt securities totalled $367 million. Gross gains on such sales were $7 million and gross losses were $19 million.

NOTE 3: PENSIONS

The Corporation has various pension arrangements covering substantially all employees. Most plan benefits are based on either years of service and compensation levels at the time of retirement or a formula based on career earnings. Pension benefits are paid from trusts funded by contributions from employees and the Corporation. The pension funding policy for qualified plans is consistent with the funding requirements of U.S. federal and other government laws and regulations. Plan assets consist primarily of listed stocks, fixed income securities and real estate investments.
  The projected benefit obligation is the actuarial present value of that portion of the projected benefits attributable to employee service rendered to date. Service cost is the actuarial present value of that portion of the projected benefits attributable to employee service rendered during the year.

NET PERIODIC PENSION COSTS (in millions)

Year ended December 31                                   1993          1992          1991
- - ------------------------------------------------------------------------------------------
Service cost                                            $  65         $  68         $  65
Interest cost on projected benefit obligation             426           432           436
Amortization of unrecognized net obligation                41            44            48
Amortization of unrecognized prior
  service cost                                              5             5             8
Amortization of unrecognized net loss                      48            20             3
- - -----------------------------------------------------------------------------------------
                                                          585           569           560
- - -----------------------------------------------------------------------------------------
Return on plan assets:
  Actual return on plan assets                           (414)         (107)         (699)
  Deferred gains (losses)                                 (40)         (376)          216
- - -----------------------------------------------------------------------------------------
Recognized return on plan assets                         (454)         (483)         (483)
- - -----------------------------------------------------------------------------------------
Net periodic pension cost                               $ 131         $  86         $  77
=========================================================================================

SIGNIFICANT PENSION PLAN ASSUMPTIONS

                                             December 31,     June 30,      December 31,
                                                 1993           1993            1992
- - ----------------------------------------------------------------------------------------

Discount rate                                   7.25%             8%              9%
Compensation increase rate                         4%             5%              6%
Long-term rate of return
  on plan assets                                9.75%          10.5%             11%
========================================================================================

  As a result of the trend of declining long-term interest rates, the Corporation remeasured its pension obligation as of June 30, 1993 and December 31, 1993.
  The requirement of SFAS No. 87 to adjust the discount rate to reflect current and expected to be available interest rates on high quality fixed-income investments resulted in a decision by the Corporation to reduce its assumed discount rate from 9%, which was used at December 31, 1992, to 8% at June 30, 1993 and 7.25% at December 31, 1993. In addition, the Corporation has reduced its expected long-term rate of return on plan assets from 11% at December 31, 1992, to 10.5% at June 30, 1993, and 9.75% at December 31, 1993. The expected rate of increase in future compensation levels was also adjusted from 6% at December 31, 1992, to 5% at June 30, 1993, and 4% at December 31, 1993. The expected long-term rate of return on pension plan assets has been reduced to more closely reflect the plan's recent performance. The five-year average increase in compensation levels at the Corporation has, in recent years, approximated 5%; however, wage trends indicate that a 4% rate is more indicative of future compensation levels.

FUNDING STATUS--PENSIONS (in millions)

At December 31                                                1993            1992
- - -----------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Vested                                                   $(5,068)        $(4,192)
  Nonvested                                                   (440)           (376)
- - -----------------------------------------------------------------------------------
Accumulated benefit obligation                              (5,508)         (4,568)
Effect of projected future compensation levels                (333)           (389)
- - -----------------------------------------------------------------------------------
Projected benefit obligation for service
  rendered to date                                          (5,841)         (4,957)
Plan assets at fair value                                    4,226           4,265
- - -----------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets       (1,615)           (692)
Unrecognized net loss                                        2,181           1,140
Prior service cost not yet recognized in
  net periodic pension cost                                     14               7
Unrecognized transition obligation at
  January 1, net of amortization                               281             341
- - -----------------------------------------------------------------------------------
Prepaid pension contribution                                   861             796
Minimum pension liability                                   (2,143)         (1,099)
- - -----------------------------------------------------------------------------------
Underfunded accumulated benefit obligation                 $(1,282)        $  (303)
===================================================================================

  For financial reporting purposes, a pension plan is considered underfunded when the fair value of plan assets is less than the accumulated benefit obligation. When that is the case, a minimum pension liability must be recognized for the sum of the underfunded amount plus any prepaid pension contributions. In recognizing such a liability, an intangible asset is usually recorded. However, the amount of the intangible asset may not be greater than the sum of the prior service cost not yet recognized and the unrecognized transition obligation as shown in the Funding Status table. When the liability to be recognized is greater than the intangible asset limit, a charge must be made to shareholders' equity for the difference, net of any tax effects which could be recognized in the future.
  At December 31, 1992, a minimum pension liability of $1,099 million was recognized for the sum of the underfunded amount of $303 million plus the prepaid pension contribution of $796 million. An intangible asset of $348 million and a charge to shareholders' equity of $751 million, which was reduced to $496 million due to tax deferrals of $255 million, offset the pension liability.
  At June 30, 1993, a minimum pension liability of $1,771 million was recognized for the sum of the underfunded amount of $940 million plus the prepaid pension contribution of $831 million. An intangible asset of $325 million and a charge to shareholders' equity of $1,446 million, which was reduced to $955 million due to tax deferrals of $491 million, offset the pension liability. As a result of this remeasurement, shareholders' equity was reduced by an additional $459 million from December 31, 1992.
  At December 31, 1993, a minimum pension liability of $2,143 million was recognized for the sum of the underfunded amount of $1,282 million plus the prepaid pension contribution of $861 million. An intangible asset of $295 million and a charge to shareholders' equity of $1,848 million, which was reduced to $1,215 million due to tax deferrals of $633 million, offset the pension liability. As a result of this remeasurement, shareholders' equity was reduced by an additional $260 million from June 30, 1993.
  During 1993, the Corporation contributed $273 million to its pension plans. As a result of the restructuring actions announced in January 1994 and the
Plan announced in November 1992 (see notes 2 and 20 to the financial statements), a curtailment charge of $22 million was included in the loss from Continuing Operations for the year ended December 31, 1993, and $54 million was included in the estimated loss on disposal of Discontinued Operations for the year ended December 31, 1992 in accordance with the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." These curtailment charges have reduced, by the same amount, the total of the unrecognized transition obligation and prior service costs not yet recognized in net periodic pension costs.

NOTE 4: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT BENEFITS

The Corporation has defined benefit postretirement plans that provide medical, dental and life insurance for eligible retirees and dependents.
  The components of net periodic postretirement benefit cost follow.

NET PERIODIC POSTRETIREMENT BENEFIT COST (in millions)

Year ended December 31                                                  1993         1992
- - ------------------------------------------------------------------------------------------
Immediate recognition of transition obligation                          $ --       $1,173
Service cost, benefits attributed to employee
  service during the year                                                 15           15
Interest cost on accumulated postretirement
  benefit obligation                                                      96           95
- - ------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                $111       $1,283
==========================================================================================

  The adoption of SFAS No. 106 on the immediate recognition basis, concurrent with the adoption of SFAS No. 109, as of January 1, 1992, resulted in a net charge to first quarter 1992 earnings of $742 million, or $2.14 per share, net of $431 million of deferred income tax effects.

SIGNIFICANT POSTRETIREMENT BENEFIT PLAN ASSUMPTIONS

                                        December 31,     June 30,    December 31,
                                            1993           1993          1992
- - ---------------------------------------------------------------------------------

Discount rate                              7.25%             8%            9%
Health care cost trend rates                 12%*           12%*          13%*
Compensation increase rate                    4%             5%            6%
Long-term rate of return
  on plan assets                           9.75%          10.5%           11%
=================================================================================

*Decreasing 1/2% annually to 7.0% each year thereafter

  The Corporation's accumulated postretirement benefit obligation consists of the following:

FUNDING STATUS--POSTRETIREMENT BENEFITS (in millions)

At December 31                                                      1993         1992
- - --------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                       $  (912)     $  (778)
  Fully eligible, active plan participants                           (50)         (75)
  Other active plan participants                                    (398)        (335)
- - --------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation               (1,360)      (1,188)
Deferred (gains) losses                                              171           --
- - --------------------------------------------------------------------------------------
Recorded liability                                               $(1,189)     $(1,188)
======================================================================================

  The accumulated postretirement benefit obligation was calculated using the terms of medical, dental, and life insurance plans, including the effects of established maximums on covered costs. SFAS No. 106 requires the discount rate used to measure the accumulated postretirement benefit obligation to be determined in a manner consistent with the method previously described for SFAS No. 87 in note 3 to the financial statements.
  As a result of the decline in long-term interest rates, the Corporation reduced its discount rate from 9%, which was used at December 31, 1992, to 8% at June 30, 1993 and 7.25% at December 31, 1993. These discount rates are consistent with the discount rate assumptions applied for measurement of the Corporation's pension obligation, since the duration of pension and postretirement benefit expected payments are both approximately 11 years. The actuarial loss resulting from the discount rate reduction will be considered in the determination of postretirement benefit costs in future periods.
  The effect of a 1% annual increase in the assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $63 million and would increase net periodic postretirement benefit costs by approximately $8 million.
  Certain of the Corporation's non-U.S. subsidiaries have private and government-sponsored plans for retirees. The cost of these plans is not significant to the Corporation.
  The Corporation provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. In December 1993, the Corporation adopted, retroactive to January 1, 1993, SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Prior to 1993, postemployment benefit expenses were recognized primarily as they were paid. The Corporation's charge for postemployment benefits at January 1, 1993 was $56 million, net of $30 million of deferred taxes, and was immediately recognized as the cumulative effect of a change in accounting for postemployment benefits. The effect of this change on 1993 operating results was an increase in pre-tax postemployment benefit expense of $5 million.
  At December 31, 1993, the Corporation's liability for postemployment benefits totalled $91 million and is included in other noncurrent liabilities. See note 14 to the financial statements.

NOTE 5: INCOME TAXES

INCOME TAXES FROM CONTINUING OPERATIONS (in millions)

Year ended December 31                          1993           1992        1991
- - --------------------------------------------------------------------------------
Current:
  Federal                                     $  138         $  150        $ 66
  State                                           19             28          (1)
  Foreign                                         23             45          39
- - --------------------------------------------------------------------------------
  Total income taxes current                     180            223         104
- - --------------------------------------------------------------------------------
Deferred:
  Federal                                       (211)           (27)         46
  State                                           14             --          16
  Foreign                                        (53)            (9)         (7)
- - --------------------------------------------------------------------------------
  Total income taxes deferred                   (250)           (36)         55
- - --------------------------------------------------------------------------------
Income taxes (benefit)                        $  (70)        $  187        $159
================================================================================

CONSOLIDATED INCOME TAXES (in millions)

Year ended December 31                          1993           1992        1991
- - --------------------------------------------------------------------------------
Current:
  Federal                                     $  138        $   (19)       $(30)
  State                                           19             28          (2)
  Foreign                                         23             60          43
- - --------------------------------------------------------------------------------
  Total income taxes current                     180             69          11
- - --------------------------------------------------------------------------------
Deferred:
  Federal                                       (294)        (1,208)        (77)
  State                                           14           (138)         47
  Foreign                                        (53)            37          (6)
- - --------------------------------------------------------------------------------
  Total income taxes deferred                   (333)        (1,309)        (36)
Operating loss carryforward--Federal              --           (290)         --
- - --------------------------------------------------------------------------------
Income taxes (benefit)                        $ (153)       $(1,530)       $(25)
================================================================================

  Deferred federal income taxes for 1993 include a benefit of $62 million resulting from the enactment of an increase in the statutory federal income tax rate from 34% to 35%.
  Income tax expense (benefit) included in the consolidated financial statements follows:

COMPONENTS OF CONSOLIDATED INCOME TAXES (in millions)

Year ended December 31                          1993           1992        1991
- - --------------------------------------------------------------------------------
Continuing Operations                         $  (70)       $   187        $159
Discontinued Operations                           --            (64)       (184)
Estimated loss on disposal of
  Discontinued Operations                        (53)          (818)         --
Cumulative effect of change in accounting
  principle for postemployment benefits          (30)            --          --
Cumulative effect of change in accounting
  principle for postretirement
  benefits other than pensions                    --           (431)         --
Cumulative effect of change in
  accounting principle for income taxes           --           (404)         --
- - --------------------------------------------------------------------------------
Income taxes (benefit)                        $ (153)       $(1,530)       $(25)
================================================================================

  In addition to the amounts in the table above, during 1993, 1992 and 1991, $378 million of income tax benefit, $255 million of income tax benefit and $71 million of income tax expense, respectively, were recorded against shareholders' equity as a result of the pension liability adjustment. See note 3 to the financial statements.
  In January 1992, the Corporation adopted SFAS No. 109. This statement replaced SFAS No. 96 which the Corporation had used to account for income taxes since 1988. The effect of adopting SFAS No. 109 on the Corporation was to permit the recognition of deferred tax benefits as shown in the following table.

DEFERRED TAX BENEFITS RECOGNIZED UPON ADOPTION OF SFAS NO. 109 (in millions)

At January 1                                                             1992
- - ------------------------------------------------------------------------------
Change related to application of financial basis
  net operating loss and credit carryforwards                            $496
State income tax, net of federal effect                                    12
Valuation allowance                                                      (104)
- - ------------------------------------------------------------------------------
Deferred tax benefit                                                     $404
==============================================================================

  The foreign portion of income or loss before income taxes and minority interest in income of consolidated subsidiaries in the consolidated statement of income consisted of a loss of $6 million in 1993 and income of $61 million in 1992 and $32 million in 1991. Such income or loss consists of profits and losses generated from foreign operations and can be subject to both U.S. and foreign income taxes.
  Deferred federal income taxes have not been provided on cumulative undistributed earnings from foreign subsidiaries, totalling $474 million at December 31, 1993, in which the earnings have been reinvested for an indefinite time. It is not practicable to determine the income tax liability that would result had such earnings been repatriated. The amount of withholding taxes that would be payable upon such repatriation is estimated to be $30 million.
  Income from Continuing Operations includes income of certain manufacturing operations in Puerto Rico which are exempt from U.S. federal income tax and partially exempt from Puerto Rican income tax under grants of industrial tax exemptions. These tax exemptions provided net tax benefits of $21 million or $.06 per share in 1993, $21 million or $.06 per share in 1992, and $22 million or $.07 per share in 1991. The exemptions will expire at various dates from 2002 through 2007.
  Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The type of differences that give rise to significant portions of deferred income tax liabilities or assets are shown in the accompanying table.

CONSOLIDATED DEFERRED INCOME TAX SOURCES (in millions)

At December 31                                                    1993              1992*
- - -----------------------------------------------------------------------------------------
Provisions for expenses and losses                              $  867            $1,688
Accumulated depreciation                                          (215)             (223)
Long-term contracts in process                                      96               112
Leasing activities                                                (622)             (670)
Minimum pension liabilities                                        387                (8)
Operating losses and credit carryforwards                        1,505               559
Postretirement and postemployment benefits                         476               431
Other deferred tax assets                                          216                89
Other deferred tax liabilities                                    (115)             (111)
Valuation allowance for deferred taxes                             (90)              (94)
- - -----------------------------------------------------------------------------------------
Deferred income taxes, net asset                                $2,505            $1,773
=========================================================================================

*Certain amounts have been reclassified for comparative purposes.

  The valuation allowance for deferred taxes represents foreign tax credits not anticipated to be utilized and operating loss carryforwards of certain foreign subsidiaries. The net balance of deferred income taxes is intended to offset income taxes on future taxable income expected to be earned by the Corporation's continuing businesses. See Management's Discussion and Analysis--Income Taxes.
  During 1992, federal income tax assessments were settled which reduced deferred income taxes by $70 million.
  At December 31, 1993, for federal income tax purposes, there were regular tax net operating loss carryforwards of $922 million which expire by the year 2007, $2,515 million which expire by the year 2008, alternative minimum tax operating loss carryforwards of $565 million which expire by the year 2007, $2,444 million which expire by the year 2008 and alternative minimum tax credit carryforwards of $257 million which have no expiration date.
  At December 31, 1993, there were $100 million of net operating loss carryforwards attributable to foreign subsidiaries. Of this total, approximately $35 million has no expiration date. The remaining amount will expire not later than 2000. A valuation allowance for the $38 million of deferred tax benefit related to these losses has been established since it is considered more likely than not that the benefit will not be realized.

EFFECTIVE TAX (BENEFIT) RATE FOR CONTINUING OPERATIONS

Year ended December 31                                      1993          1992*       1991*
- - -------------------------------------------------------------------------------------------
Federal statutory income tax (benefit) rate                (35.0)%        34.0%       34.0%
Increase (decrease) in the tax (benefit) rate
  resulting from:
Adjustment of deferred tax asset for
  increase in federal income tax rate                      (23.2)           --          --
Income taxes of prior years                                 21.2            --          --
Write off of intangible assets                               5.8           1.4         1.4
Interest on prior years' federal
  income tax net of federal effect                           6.4            --          --
State income tax, net of federal effect                      9.2           3.4         2.0
Lower tax rate on income of foreign
  sales corporations                                        (6.7)          (.6)       (2.1)
Lower tax rate on net income of Puerto
  Rican operations                                          (8.7)         (3.9)       (4.4)
Valuation allowance                                         (1.3)          1.1          --
Adjustment of deferred tax asset included
  in equity in June 1993 for change in
  federal income tax rate                                   (3.0)           --          --
Loss of foreign tax credit                                   4.7            --          --
Other                                                         .9          (1.5)        1.1
- - -------------------------------------------------------------------------------------------
Effective tax (benefit) rate for
  Continuing Operations                                    (29.7)%        33.9%       32.0%
===========================================================================================

*Certain amounts have been reclassified for comparative purposes.

EFFECTIVE TAX (BENEFIT) RATE FOR CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Year ended December 31                                    1993                 1992
- - -------------------------------------------------------------------------------------
Federal statutory income tax (benefit) rate              (35.0)%              (34.0)%
Increase in the benefit rate resulting from:
     State income tax, net of federal effect                --                 (2.8)
- - -------------------------------------------------------------------------------------
Effective tax (benefit) rate for cumulative effect
  of changes in accounting principles                    (35.0)%              (36.8)%
=====================================================================================

  The federal income tax returns of the Corporation and its wholly-owned subsidiaries are settled through the year ended December 31, 1986. The Corporation has reached a tentative agreement with the Internal Revenue Service regarding intercompany pricing adjustments applicable to operations in Puerto Rico for the years 1987 through 1992. Management believes that adequate provisions for taxes have been made through December 31, 1993.


NOTE 6: CUSTOMER RECEIVABLES

Customer receivables at December 31, 1993 included $273 million which represented the sales value of material shipped under long-term contracts but not billed to the customer. Billing will occur upon shipment of major components of the contract, and collection of these receivables is expected to be substantially completed within one year.
  Allowance for doubtful accounts of $54 million and $50 million at December 31, 1993 and 1992, respectively, were deducted from customer receivables.
  At December 31, 1993 and 1992, approximately 8% and 15%, respectively, of the Corporation's customer receivables were from sales on open account with various agencies of the U.S. government, which is the Corporation's largest single customer. The Corporation performs ongoing credit evaluations of its customers and generally does not require collateral.


NOTE 7: INVENTORIES AND COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

During the fourth quarter of 1992, the Corporation changed its method of determining the cost of a portion of its inventories from the LIFO method to the FIFO method.
  Previously, a substantial portion of the inventories of Continuing Operations had been valued using the FIFO method. The change to the FIFO method for all of Continuing Operations' inventories conforms such inventories to the same method of valuation. The Corporation believes that the FIFO method of inventory valuation provides a more meaningful presentation of the financial position of the Corporation since it reflects more recent inventory acquisition costs in the balance sheet. Under the current economic environment of low inflation, the Corporation believes that the FIFO method also results in a better matching of current costs with current revenues.
  The change in the method of valuing inventories was not applied retroactively to prior periods as the effect on the Corporation's financial position and its results of operations was not material.

INVENTORIES (in millions)

At December 31                                          1993          1992
- - ---------------------------------------------------------------------------
Raw materials                                         $ 137         $  104
Work in process                                         989          1,035
Finished goods                                          104            135
- - ---------------------------------------------------------------------------
                                                      1,230          1,274
Long-term contracts in process                          678            650
Progress payments to subcontractors                     124            169
Recoverable engineering and development costs           442            489
- - ---------------------------------------------------------------------------
                                                      2,474          2,582
Inventoried costs related to contracts
  with progress billing terms                          (925)        (1,190)
- - ---------------------------------------------------------------------------
Inventories                                          $1,549         $1,392
===========================================================================

COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS (in millions)

At December 31                                                  1993         1992
- - ----------------------------------------------------------------------------------
Costs included in inventories                                 $  968       $1,185
Progress billings on contracts                                  (597)        (854)
- - ----------------------------------------------------------------------------------
Uncompleted contracts costs over related billings             $  371       $  331
- - ----------------------------------------------------------------------------------

Progress billings on contracts                                $  630       $  661
Costs included in inventories                                     42           (4)
- - ----------------------------------------------------------------------------------
Uncompleted contracts over related costs                      $  672       $  657
==================================================================================

  Raw materials, work in process and finished goods included contract-related costs of approximately $770 million at December 31, 1993, and $866 million at December 31, 1992. All costs in long-term contracts in process, progress payments to subcontractors, and recoverable engineering and development costs were contract-related.
  Inventories other than those related to long-term contracts are generally realized within one year. Inventoried costs do not exceed realizable values.


NOTE 8: PREPAID AND OTHER CURRENT ASSETS

PREPAID AND OTHER CURRENT ASSETS (in millions)

At December 31                                       1993       1992
- - ---------------------------------------------------------------------
Deferred income taxes (note 5)                       $588       $375
Other                                                 248        326
- - ---------------------------------------------------------------------
Prepaid and other current assets                     $836       $701
=====================================================================

NOTE 9: PLANT AND EQUIPMENT

PLANT AND EQUIPMENT (in millions)

At December 31                                       1993       1992
- - ---------------------------------------------------------------------
Land and buildings                                 $  815     $  786
Machinery and equipment                             3,275      3,225
Construction in progress                              225        278
- - ---------------------------------------------------------------------
Plant and equipment, at cost                        4,315      4,289
Accumulated depreciation                           (2,351)    (2,261)
- - ---------------------------------------------------------------------
Plant and equipment, net                           $1,964     $2,028
=====================================================================

NOTE 10: INTANGIBLE AND OTHER NONCURRENT ASSETS

INTANGIBLE AND OTHER NONCURRENT ASSETS (in millions)

At December 31                                       1993       1992
- - ---------------------------------------------------------------------
Deferred income taxes (note 5)                     $1,502     $  886
Goodwill and other acquired intangible assets       1,131      1,082
Unrecognized pension costs (note 3)                   295        348
Undeveloped land                                      247        261
Joint ventures and other affiliates                   122        195
Noncurrent receivables                                206        210
Uranium settlement assets (note 17)                    19         46
Other                                                 293        275
- - ---------------------------------------------------------------------
Intangible and other noncurrent assets             $3,815     $3,303
=====================================================================

  Goodwill and other acquired intangible assets are shown net of accumulated amortization of $139 million and $102 million at December 31, 1993 and 1992, respectively.
  Joint ventures and other affiliates include investments in companies where the Corporation does not have the ability to exercise control.
  Uranium settlement assets relate to uranium inventory awaiting delivery and settlement items being produced under uranium supply contract settlement agreements. Inventory and other settlement items expected to be delivered within one year are included in other current assets.


NOTE 11: SHORT-TERM DEBT

In December 1991, the Corporation entered into a three-year $6 billion revolving credit facility agreement (revolver) with a syndicate of domestic and international banks. By December 31, 1993, the commitment level of the revolver had been reduced to $4 billion. The largest commitment from any one bank is less than 5% of the total facility. The revolver is available for use by the Corporation subject to the maintenance of certain ratios and compliance with other covenants and subject to there being no material adverse change with respect to the Corporation taken as a whole. Among other things, these covenants place restrictions on the incurrence of liens, the amount of debt on a consolidated basis and at the subsidiary level, and the amount of contingent liabilities. The covenants also require the maintenance of a maximum leverage ratio, minimum interest coverage ratios, and minimum consolidated net worth. Certain of the covenants become more restrictive over the term of the revolver.
  The interest rate for revolver borrowings is determined at the time of each borrowing and may be based on one of a variety of indices plus a margin based on the Corporation's debt ratings and interest coverage ratio, and utilization of the facility. The indices include the following: London Interbank Offer Rate (LIBOR), certificate of deposit, prime, and federal funds. A fee is also paid on letters of credit.

  The interest rates for the borrowings under the revolver at December 31, 1993 and 1992, were based on LIBOR. The utilization fee has decreased from .25% to .125% as a result of a lower average revolver balance outstanding during the second half of 1993. A utilization fee is charged if average revolver borrowings and outstanding letters of credit are $2,000 million or more. At December 31, 1993, consolidated borrowings under the revolver totalled $2,855 million, of which $500 million was attributed to Continuing Operations and $2,355 million was attributed to Discontinued Operations.
  There are no compensating balance requirements under the revolver. Origination fees of $91 million are being amortized and charged to Discontinued Operations over the term of the revolver. Facility fees averaged approximately .50% of the commitment level during 1993 and were charged to Continuing and Discontinued Operations on a pro-rata basis.
  As a result of rating agency actions and management's assessment of the capital markets, in October 1992, the Corporation discontinued the sale of commercial paper and replaced this debt with borrowings under the revolver.


SHORT-TERM DEBT--CONTINUING OPERATIONS (in millions)

                                                    At December 31             During the Year
- - ---------------------------------------------------------------------------------------------------
                                                              Com-                             Wtd.
                                                            posite    Max. Out-   Avg. Out-    Avg.
                                                 Balance      Rate     standing    standing    Rate
- - ---------------------------------------------------------------------------------------------------
1993
Commercial paper                                  $   --         --      $   78     $    6     3.9%
Revolving credit
  facility                                           500       4.0%       1,100        909     4.3%
Short-term foreign
  bank loans                                         158       7.4%         277        134     8.6%
Other                                                  4
- - ---------------------------------------------------------------------------------------------------
Short-term debt                                   $  662
===================================================================================================

1992
Commercial paper                                  $   78       3.6%      $1,890     $1,077     4.5%
Revolving credit
  facility                                         1,100       4.4%       1,100        646     5.0%
Short-term foreign
  bank loans                                          61      12.0%         158        122    12.1%
Other                                                 20
- - ---------------------------------------------------------------------------------------------------
Short-term debt                                   $1,259
===================================================================================================

1991
Commercial paper                                  $1,442       5.9%      $2,435     $1,897     6.3%
Revolving credit
  facility                                           985       5.7%         985         22     6.4%
Short-term foreign
  bank loans                                          89      13.7%         171        104    13.7%
Other                                                 13
- - ---------------------------------------------------------------------------------------------------
Short-term debt                                   $2,529
===================================================================================================

  Average outstanding borrowings for Continuing Operations were determined based on daily amounts outstanding for commercial paper and the revolver, and on monthly balances outstanding for short-term foreign bank loans. The average rates for those bank loans compared to commercial paper reflect the impact of higher interest costs on local currency borrowings of subsidiaries.



SHORT-TERM DEBT--DISCONTINUED OPERATIONS (in millions)

                                                    At December 31             During the Year
- - ---------------------------------------------------------------------------------------------------
                                                              Com-                             Wtd.
                                                            posite    Max. Out-   Avg. Out-    Avg.
                                                 Balance      Rate     standing    standing    Rate
- - ---------------------------------------------------------------------------------------------------
1993
Commercial paper                                  $   --         --      $  131     $    9     3.7%
Revolving credit
  facility                                         2,355       4.1%       4,395      3,424     4.2%
Other                                                 18
- - ---------------------------------------------------------------------------------------------------
Short-term debt                                   $2,373
===================================================================================================

1992
Commercial paper                                  $  131       3.6%      $3,178     $2,066     4.2%
Revolving credit
  facility                                         4,395       4.1%       4,395      1,747     4.5%
Other revolving credit
  facilities                                          --         --          50          1     3.8%
Other                                                 33
- - ---------------------------------------------------------------------------------------------------
Short-term debt                                   $4,559
===================================================================================================

1991
Commercial paper                                  $2,202       5.3%      $4,384     $3,325     6.5%
Revolving credit
  facility                                         1,005       5.7%       1,005         25     6.4%
Other revolving credit
  facilities                                          --         --       1,470        282     5.8%
Sterling commercial
  paper                                               --         --         109         30    12.9%
Variable-rate trust
  master notes                                        --         --         207         39     6.3%
Other                                                 85
- - ---------------------------------------------------------------------------------------------------
Short-term debt                                   $3,292
===================================================================================================

  Average outstanding borrowings for Discontinued Operations were determined based on daily amounts outstanding for commercial paper and revolving credit facilities, and on monthly balances outstanding for variable-rate trust master notes.
  To manage interest costs on its debt, Financial Services has entered into various types of interest rate and currency exchange agreements. Interest rate exchange agreements generally involve the exchange of interest payments without the exchange of the underlying principal amounts. The notional amounts of the interest rate and currency exchange agreements totalled $1,326 million and $2,218 million at December 31, 1993 and 1992, respectively. The $892 million decrease in the notional amount during 1993 was due to the maturity of certain of the agreements.

  At December 31, 1993, interest rate swap agreements in which Financial Services paid a fixed interest rate totalled $575 million and had a weighted average rate of 8.7% with an average maturity of 1.31 years. In addition, those interest rate swap agreements in which Financial Services received a fixed interest rate totalled $430 million and had a weighted average rate of 8.1% with an average maturity of approximately 10 months. The remaining notional amount of $321 million at December 31, 1993 included forward interest rate exchange agreements, interest rate floor agreements, currency exchange agreements and basis swap agreements. Certain of these agreements are associated with long-term debt of Discontinued Operations. See note 13 to the financial statements.

NOTE 12: OTHER CURRENT LIABILITIES

OTHER CURRENT LIABILITIES (in millions)

At December 31                                          1993             1992
- - -----------------------------------------------------------------------------
Accrued employee compensation                         $  262           $  308
Income taxes currently payable                           292              172
Accrued product warranty                                  83              101
Restructuring costs (note 20)                            230               --
Reserve for disposition loss (note 19)                   195               --
Other                                                    864              734
- - -----------------------------------------------------------------------------
Other current liabilities                             $1,926           $1,315
=============================================================================

NOTE 13: LONG-TERM DEBT

LONG-TERM DEBT--CONTINUING OPERATIONS (in millions)

At December 31                                          1992             1992
- - ------------------------------------------------------------------------------
8.60% notes due 1993                                  $   --           $  250
Medium-term notes due through 2001                        95              124
7 3/4% notes due 1996                                    300              300
8 7/8% notes due 2001                                    250              250
8 3/8% notes due 2002                                    348              348
8 5/8% debentures due 2012                               273              273
6 7/8% notes due 2003                                    275               --
7 7/8% debentures due 2023                               325               --
Other                                                     28               91
- - ------------------------------------------------------------------------------
                                                       1,894            1,636
Current maturities                                        (9)            (295)
- - ------------------------------------------------------------------------------
Long-term debt                                        $1,885           $1,341
==============================================================================

  During 1993, the 8.60% notes due 1993 and $29 million of medium-term notes were paid at maturity.
  Medium-term notes carry interest rates ranging from 7.5% to 9.4%.
  At December 31, 1992, $25 million of the medium-term notes and all of the 8 7/8% notes were subject to interest rate swap agreements. These agreements have effectively changed the fixed interest rate for the first two years of the notes' terms to a variable rate based on the 30-day commercial paper rate. At December 31, 1992, the effective interest rate on all of the medium-term notes was 7.8% and the effective interest rate on the 8 7/8% notes was 5.1%. Both interest rate swap agreements matured in June 1993.
  In June 1992, the Corporation issued $350 million of 8 3/8% notes due June 15, 2002. These notes were offered at a discount.
  In August 1992, the Corporation issued $275 million of 8 5/8% debentures due August 1, 2012. These debentures were offered at a discount.
  The 8 3/8% notes due 2002 and the 8 5/8% debentures due 2012 were issued under a shelf registration statement filed in 1991. In August 1992, the Corporation filed an additional debt shelf registration statement for $1 billion.
  In September 1993, the Corporation issued $275 million of 6 7/8% notes due September 1, 2003 and $325 million of 7 7/8% debentures due September 1, 2023. These notes and debentures were offered at a discount and were issued under the $1 billion shelf registration, of which $400 million was unused as of December 31, 1993.
  The 6 7/8% notes, the medium-term notes, the 7 3/4% notes, the 8 7/8% notes, the 8 3/8% notes, the 8 5/8% debentures, and the 7 7/8% debentures may not be redeemed prior to maturity.
  At December 31, 1993, Continuing Operations long-term debt maturing in each of the following years is: 1994--$9 million, 1995--$9 million, 1996--$322 million, 1997--$2 million, and 1998--$58 million.

LONG-TERM DEBT--DISCONTINUED OPERATIONS (in millions)

At December 31                                      1993               1992
- - ----------------------------------------------------------------------------
Medium-term notes due through 2001                $1,047             $1,826
8 7/8% senior notes due 1995                         150                150
8 7/8% senior notes due 2014                         150                150
Variable-rate bank loan due through 1993              --                 65
6.9% to 8.6% Federal Home Loan Bank
  advances due through 1996                           --                 61
8 3/8% senior notes due 1996                          --                100
Other                                                 74                127
- - ----------------------------------------------------------------------------
                                                   1,421              2,479
Current maturities                                  (774)              (877)
- - ----------------------------------------------------------------------------
Long-term debt                                    $  647             $1,602
============================================================================

  During 1993, $779 million of medium-term notes were paid at maturity. During 1992, $1,313 million of medium-term notes were paid at maturity and $55 million of new notes were issued.
  At December 31, 1993 and 1992, $291 million and $565 million, respectively, of medium-term notes had been issued either on a variable-rate basis or swapped to a variable-rate through interest rate swap agreements. After the effects of any interest rate swap agreements, the average interest rates on variable-rate medium-term notes outstanding at December 31, 1993 and 1992 were 3.7% and 4.4%, respectively.

  At December 31, 1993 and 1992, $756 million and $1,261 million, respectively, of medium-term notes had been issued either on a fixed-rate basis or swapped to a fixed rate through interest rate swap agreements. After the effects of any interest rate swap agreements, the average interest rate on fixed-rate medium-term notes outstanding at December 31, 1993 and 1992 was 8.6%.
  At December 31, 1993, the average interest rate, after the effects of the interest rate swap agreements, and average remaining maturity for all medium-term notes were 7.2% and 1.58 years, compared to 7.3% and 1.65 years at year-end 1992.
  At December 31, 1993, all of the 8-7/8% notes due 1995 were subject to an interest rate swap agreement as well as an interest rate floor agreement. The net effect of these agreements reduced the effective interest rate on these notes to 7.4% at December 31, 1993.
  In October 1993, the Corporation redeemed at par value $100 million of outstanding 8 3/8% senior notes due March 1, 1996.
  At December 31, 1993, Discontinued Operations long-term debt maturing in each of the following years is: 1994--$774 million, 1995--$230 million, 1996--$262 million, 1997--$2 million, and 1998--$96 million. Current maturities of $774 million at December 31, 1993 include the $150 million of 8 7/8% senior notes due 2014 as the noteholders have the right, during the sixty-day period ending June 14, 1994, to request that their notes be redeemed. These notes will be included in current maturities of long-term debt until such time as the request is made and the notes are redeemed, or the right to request redemption period expires. Management does not anticipate that the noteholders will exercise their right to redemption during the 1994 request period. The next right to request redemption period is the sixty days ending June 14, 1999.

NOTE 14: OTHER NONCURRENT LIABILITIES

OTHER NONCURRENT LIABILITIES (in millions)

At December 31                                    1993              1992
- - ------------------------------------------------------------------------
Postretirement benefits (note 4)                $1,189            $1,188
Postemployment benefits (note 4)                    91                --
Pension liability (note 3)                       1,282               303
Restructuring costs (note 20)                      120                --
Other                                              771               506
- - ------------------------------------------------------------------------
Other noncurrent liabilities                    $3,453            $1,997
========================================================================

NOTE 15: SHAREHOLDERS' EQUITY

SHAREHOLDERS' EQUITY (in millions)

                                                  1993              1992               1991
- - --------------------------------------------------------------------------------------------
Preferred stock:
Balance at January 1                           $     8           $    --            $    --
Series B preferred shares issued                    --                 8                 --
- - --------------------------------------------------------------------------------------------
Balance at December 31                         $     8           $     8            $    --
- - --------------------------------------------------------------------------------------------
Common stock:
Balance at January 1                           $   393           $   393            $   370
Shares issued                                       --                --                 23
- - --------------------------------------------------------------------------------------------
Balance at December 31                         $   393           $   393            $   393
- - --------------------------------------------------------------------------------------------
Capital in excess of par value:
Balance at January 1                           $ 1,523           $ 1,039            $   659
Redemption of common shares "rights"                --                (2)                --
Common shares issued                                --                --                548
Series B preferred shares issued                    --               535                 --
Shares issued under various compensation
  and benefit plans                                (37)              (42)              (169)
Shares issued under dividend
  reinvestment plan                                (11)               (7)                (2)
Other                                               --                --                  3
- - --------------------------------------------------------------------------------------------
Balance at December 31                         $ 1,475           $ 1,523            $ 1,039
- - --------------------------------------------------------------------------------------------
Common stock held in treasury:
Balance at January 1                           $(1,102)          $(1,264)           $(1,887)
Shares purchased by the Corporation                 --                --                (15)
Shares issued under various compensation
 and benefit plans                                 104               136                631
Shares issued under dividend
  reinvestment plan                                 26                26                  7
- - --------------------------------------------------------------------------------------------
Balance at December 31                         $  (972)          $(1,102)           $(1,264)
- - --------------------------------------------------------------------------------------------
Other:
Balance at January 1                           $  (516)          $    --            $  (348)
Foreign currency translation adjustments           (25)              (20)                (4)
Pension liability adjustments, net of
  deferred taxes                                  (719)             (496)               352
- - --------------------------------------------------------------------------------------------
Balance at December 31                         $(1,260)          $  (516)           $    --
- - --------------------------------------------------------------------------------------------
Retained earnings:
Balance at January 1                           $ 1,917           $ 3,582            $ 5,101
Net loss                                          (326)           (1,394)            (1,086)
Cash dividends                                    (190)             (271)              (433)
- - --------------------------------------------------------------------------------------------
Balance at December 31                         $ 1,401           $ 1,917            $ 3,582
- - --------------------------------------------------------------------------------------------
Shareholders' equity                           $ 1,045           $ 2,223            $ 3,750
============================================================================================

  In June 1992, Westinghouse sold 32,890,000 Depositary Shares at $17 per share. Each of the Depositary Shares represents ownership of one quarter of a share of Westinghouse's $1 par value Series B Conversion Preferred Stock (B Preferred) deposited with Mellon Bank, N.A., as Depositary, and entitles the owner to all of the proportionate rights, preferences and privileges of the B Preferred. A total of 8,222,500 B Preferred shares were deposited. The Depositary Shares are listed on the New York Stock Exchange (NYSE) under the symbol "WXPrP."

  Since the Depositary Shares are claims against the Depositary which in turn holds all the shares of B Preferred in trust, only the B Preferred are shown as equity on the Corporation's balance sheet. Holders of Depositary Shares may redeem them for the B Preferred shares at the Depositary; however, only the Depositary Shares are listed for trading on the NYSE.
  The net proceeds to the Corporation from the sale of the Depositary Shares, after commissions, fees and out-of-pocket expenses, totalled $543 million which was used to reduce short-term debt of Continuing Operations. As a result of the transaction, par value of B Preferred was established for $8 million, and capital in excess of par value was increased by $535 million.
  Annual dividends are $1.53 per Depositary Share (equivalent to $6.12 for each B Preferred) and are payable quarterly in arrears on the first day of March, June, September and December. Dividends are cumulative and must be declared by the Board of Directors to be payable. Payments commenced September 1, 1992.
  On September 1, 1995 (the Mandatory Conversion Date), each of the outstanding Depositary Shares will automatically convert into (i) one share of common stock (equivalent to four shares for each B Preferred) subject to adjustment if certain events occur, and (ii) the right to receive on such date an amount in cash equal to all accrued and unpaid dividends thereon, or, in certain circumstances, a number of shares of common stock equal to 110% of such cash amount divided by the market value of the common stock. Conversion of the outstanding Depositary Shares (and the B Preferred) will also occur upon certain mergers, consolidations or similar extraordinary transactions involving the Corporation or in connection with certain other events, as described in the prospectus.
  At any time and from time to time prior to the Mandatory Conversion Date, Westinghouse may call the outstanding B Preferred (and thereby the Depositary Shares), in whole or in part, for redemption. Upon any such redemption, each owner of Depositary Shares will receive, in exchange for each Depositary Share so called, shares of common stock having a market value initially equal to $26.23 (equivalent to $104.92 for each B Preferred), declining by $0.002095 (equivalent to $0.008380 for each B Preferred) on each day following the date of issue of the B Preferred to $23.93 (equivalent to $95.72 for each B Preferred) on July 1, 1995, and equal to $23.80 (equivalent to $95.20 for each B Preferred) thereafter (the Call Price), plus an amount in cash equal to all proportionate accrued and unpaid dividends thereon. On September 1, 1995, the outstanding B Preferred shares mandatorily convert to one share of common stock at the then existing market price.
  The B Preferred shares are considered common stock equivalents, at a rate of four to one, for the calculation of primary and fully diluted earnings per share, unless such treatment would result in a lower net loss per share or higher net income per share. If common stock equivalency is not appropriate, the B Preferred shares are considered preferred stock for earnings per share purposes.
  At December 31, 1993 and 1992, 8,222,500 shares of B Preferred stock were issued and outstanding.
  During May 1991, Westinghouse issued 21,500,000 shares of its common stock in a public offering, the net proceeds of which totalled $551 million. The proceeds of the offering were used to reduce the Corporation's short-term debt.
  Beginning in the third quarter of 1991, the Corporation offered a Dividend Reinvestment and Common Stock Purchase Plan whereby shareholders may elect to reinvest cash dividends, and may optionally invest additional cash, in shares of Westinghouse common stock without paying commissions or service charges. Proceeds received from participants in this plan are used for general corporate purposes.
  During October 1991, the Corporation contributed 22,645,000 shares of common stock held in treasury to the Westinghouse Pension Plan. The contribution at that time was valued at $375 million by the pension plan trustee. See note 3 to the financial statements.
  At December 31, 1993, common shares outstanding totalled 352,175,746.
  On January 11, 1994, the Corporation announced its intention to take actions to rebuild its equity base. These actions include a reduction in the annual dividend on the Corporation's common stock from $.40 per share to $.20 per share and the issuance during 1994 of $700 million of new equity securities. Approximately $200 million of the equity securities, proceeds from the sale of such securities or a combination thereof, will be contributed to the Corporation's pension plans during 1994. The reduction in the common stock dividend became effective with the quarterly dividend declared by the Board of Directors in January 1994, which is to be payable on March 1, 1994.

COMMON SHARES (shares in thousands)
                                                                 In
                                                 Issued       Treasury    Outstanding
- - -------------------------------------------------------------------------------------
Balance at January 1, 1991                      370,216         80,108       290,108
Public stock offering                            21,500             --        21,500
Shares purchased for treasury                        --            542          (542)
Shares issued for dividend
  reinvestment plan                                  --           (289)          289
Shares issued for employee plans                     --        (26,616)       26,616
Shares issued on conversion of 9%
  convertible debentures                          1,282             --         1,282
Other                                                --             17           (17)
- - -------------------------------------------------------------------------------------
Balance at December 31, 1991                    392,998         53,762       339,236
Shares issued for dividend
  reinvestment plan                                  --         (1,113)        1,113
Shares issued for employee plans                     --         (6,046)        6,046
Other                                                --            (47)           47
- - -------------------------------------------------------------------------------------
Balance at December 31, 1992                    392,998         46,556       346,442
Shares issued for dividend
  reinvestment plan                                  --         (1,112)        1,112
Shares issued for employee plans                     --         (4,540)        4,540
Other                                                82             --            82
- - -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                    393,080         40,904       352,176
=====================================================================================

  Earnings (loss) per common share is computed by dividing income, after deducting the preferred dividend requirements, by the weighted average number of common shares outstanding during the year plus the weighted average common stock equivalents. Common stock equivalents consist of shares subject to stock options and shares potentially issuable under deferred compensation programs. For this computation, net income or loss was adjusted for the after-tax interest expense applicable to the deferred compensation programs. The B Preferred shares may be treated as common stock equivalents or preferred stock depending on the effect as previously discussed. When treated as preferred stock, the B Preferred dividends are deducted for computing earnings available to common shareholders. During 1993, the B Preferred shares for earnings per share calculations were treated as preferred stock. During 1992, the B Preferred shares for earnings per share calculations were treated as common stock equivalents in the first and second quarters, and as preferred stock for the third and fourth quarters and the total year. No preferred shares were outstanding in 1991. The weighted average number of common shares used for computing earnings or loss per share was 352,902,000 in 1993, 346,103,000 in 1992 and 313,984,000 in 1991.
  In 1988, the Board of Directors adopted a shareholder rights plan pursuant to which one right was attached to each share of common stock outstanding on December 17, 1988, and to each share issued thereafter. In accordance with plan provisions, in December 1992, the Board of Directors elected to redeem the rights at a redemption price of $0.005 per share. The Corporation paid approximately $2 million to shareholders of record as of December 2, 1992, as the total redemption price for the rights.

NOTE 16: STOCK OPTIONS AND OTHER LONG-TERM INCENTIVE COMPENSATION AWARDS

The 1993, 1991 and 1984 Long-Term Incentive Plans provide for the granting of stock options and other performance awards to employees of the Corporation. The 1993 and 1991 Plans are similar in all material respects to the 1984 Plan.
  At December 31, 1993, four million shares have been authorized, subject to shareholder approval, for awards under the 1993 Plan. Unoptioned shares available under the 1993 Plan at December 31, 1993 totalled 1,787,500. At December 31, 1993 and 1992, an aggregate of 19.2 million and 16 million shares, respectively, have been authorized for awarding under the 1991 and 1984 Plans. Unoptioned shares available under the 1991 and 1984 Plans at December 31, 1993 and 1992, totalled 2,141,708 and 1,371,292, respectively.
  The option price under the Plans may not be less than the fair market value of the shares on the date the option is granted. The options were granted for terms of 10 years and generally become exercisable in whole or in part after the commencement of the second year of the term.
  All options outstanding under the 1984 and 1991 Plans, except those granted during 1993, were exercisable at December 31, 1993. Options outstanding under the 1993 Plan will not be exercisable until 1994. Outstanding options have expiration dates ranging from 1994 through 2003.

STOCK OPTION INFORMATION (shares in thousands)

                                                   1993           1992          1991
- - -------------------------------------------------------------------------------------
Shares subject to option:
Balance at January 1                             11,675         10,227         3,737
Options granted                                   5,230          1,821         6,715
Options exercised                                   (67)          (262)         (178)
Options terminated                                 (756)          (111)          (47)
- - -------------------------------------------------------------------------------------
Balance at December 31                           16,082         11,675        10,227
- - -------------------------------------------------------------------------------------
Weighted average option price in dollars:
At January 1                                     $22.81         $23.56        $28.67
Options granted                                   15.90          17.45         20.62
Options exercised                                 12.37          14.94         17.18
Options terminated                                20.84          22.59         34.08
At December 31                                    20.70          22.81         23.56
=====================================================================================

  During 1992 and 1993, Equity Plus dollar grants totalling approximately $17 million for the 1992-94 measurement period were granted to employees of the Corporation. Equity Plus dollar grants have the potential to increase in value through both financial performance and stock price appreciation. Payment of these grants is approved by a committee of the Board of Directors and is contingent upon achieving performance targets over the measurement period. If minimum levels of financial performance are not achieved, the grants will not be paid. Certain of these grants have been or will be prorated or terminated upon termination of employment. Payments are generally made in stock.
  In February 1994, 244,747 shares of Westinghouse common stock were issued to employees for Equity Plus grants made in 1991.

NOTE 17: CONTINGENT LIABILITIES AND COMMITMENTS

URANIUM SETTLEMENTS
The Corporation had previously provided for all estimated future costs associated with the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes uranium settlement assets (see note 10 to the financial statements) and reserves for estimated future costs. The remaining balance at December 31, 1993, is deemed adequate considering all facts and circumstances known to management. The future obligations require providing specific quantities of uranium and products and services over a period extending beyond the year 2010. Variances from estimates which may occur will be considered in determining if an adjustment of the liability is necessary.

LITIGATION
Republic of the Philippines and National Power Corporation
In December 1988, the Republic of the Philippines (Philippines) and National Power Corporation of the Philippines (NPC) (collectively, the Republic) filed a 15 count lawsuit against the Corporation in connection with the construction of a nuclear power plant in the Philippines. In 1989, the U.S. District Court
(USDC) for the District of New Jersey stayed substantially all of the complaint pending arbitration by the International Chamber of Commerce (ICC) in Geneva, Switzerland. The USDC did not grant a stay with respect to the one count in the complaint alleging intentional interference with a fiduciary relationship. A jury verdict with respect to this count was rendered in favor of the Corporation on May 18, 1993. The Republic has stated its intention to appeal this verdict.
  In December 1991, the ICC arbitration panel issued an award finding that the NPC had failed to carry its burden of proving an alleged bribery by the Corporation. The panel thereby concluded that the arbitration clauses and the contracts were valid and the panel had jurisdiction over the disputes remaining before it with respect to NPC; the panel also concluded that it did not have jurisdiction over the Philippines. The NPC, in an attempt to attack the ICC decision regarding jurisdiction and contract validity, filed an action for annulment with the Swiss Federal Supreme Court which was not successful. Arbitration with respect to the remaining disputes before the ICC is ongoing. An evidentiary hearing is scheduled to begin during the first quarter of 1994, and a final award is anticipated before the end of 1994.

Steam Generators
At present, there are seven pending actions brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. One previous action, which was pending in 1991 and was resolved in 1992 after a full arbitration hearing before the ICC, found that no damages were warranted on any of the steam generator claims against the Corporation. Two other previous actions which were pending in 1992 were resolved, one in 1993 and the other in January 1994, through settlements with the respective utilities. The Corporation is also a party to six agreements with utilities or utility plant owners' groups which toll the statute of limitations regarding their steam generator tube degradation claims and permit the parties time to engage in discussions. The parties have agreed that no litigation will be initiated for agreed upon periods of time as set forth in the respective tolling agreements. The term of each tolling agreement varies. The Corporation has notified its insurance carriers of the pending steam generator actions and claims. While some of the carriers have denied coverage in whole or in part, most have reserved their rights with respect to obligations to defend and indemnify the Corporation. The coverage is the subject of litigation between the Corporation and these carriers.

Securities Class Actions--Financial Services
The Corporation has been defending a consolidated class action, a consolidated derivative action and certain individual lawsuits brought against the Corporation, WFSI and WCC, both previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI and WCC.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in each of the foregoing cases and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect upon the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes the Corporation has meritorious defenses to the litigation described above and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ENVIRONMENTAL MATTERS
Compliance with federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management estimates the total probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known. Such estimates include the Corporation's experience to date with investigating and evaluating site cleanup costs, the professional judgment of the Corporation's environmental experts, outside environmental specialists and other experts and, when necessary, counsel. In addition, the likelihood that other parties which have been named as potentially responsible parties (PRPs) will have the financial resources to fulfill their obligations at Superfund sites where they and the Corporation may be jointly and severally liable has been considered. These estimates have been used to assess materiality for financial statement disclosure purposes as follows.

PRP Sites
With regard to remedial actions under federal and state superfund laws, the Corporation has been named as a PRP at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimus. However, the Corporation may have varying degrees of cleanup responsibilities at 52 of these sites, excluding those discussed in the preceding sentence. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes the total remaining probable costs which the Corporation could incur for remediation of these sites as of December 31, 1993 are approximately $69 million, all of which has been accrued. These remediation actions are expected to occur over a period of several years. As the remediation activities progress, additional information may be obtained which may require additional investigations or an expansion of the remediation activities. This may result in an increase in site remediation costs; however, until such time as additional requirements are identified during the remediation process, the Corporation is unable to reasonably estimate what those costs might be.

Bloomington Consent Decree
The Corporation is a party to a 1985 Consent Decree relating to remediation of six sites in Bloomington, Indiana. The Corporation has additional responsibility for two other sites in Bloomington not included as part of the Consent Decree. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law to burn excavated materials. The incinerator would also burn municipal solid waste provided by the City of Bloomington (City) and Monroe County. Applications for permits to build an incinerator are pending with the United States Environmental Protection Agency, the State of Indiana and other local permitting agencies. There is continuing community opposition to the construction of the incinerator and the State of Indiana has enacted legislation that has resulted in indefinite delays in granting permits. As a result, the parties to the Consent Decree have met several times on a cooperative basis and have decided to explore whether alternative remedial measures should be used to replace the incineration remedy set forth in the Consent Decree. On February 8, 1994 the parties filed a status report with the United States District Court for the Southern District of Indiana, which is responsible for overseeing the implementation of the Consent Decree. This report advised the court of the parties' intention to investigate alternatives and provided the court with operating principles for this process. It is the goal of the parties to reach a consensus on an alternative which is acceptable to all parties and to the Bloomington public. However, the parties recognize that at the end of the process they may conclude that the remedy currently provided in the Consent Decree is the most appropriate. The parties also recognize that the Consent Decree shall remain in full force during this process. These actions have resulted in the Corporation's belief that it no longer is probable that the Consent Decree will be implemented under its present terms. The Corporation and the other parties may have claims against each other under the Consent Decree if a mutually agreeable alternative is not reached. The Corporation may be required to post security for 125% of the net cost to complete remediation in the event certain requirements of the Consent Decree are not met. The Corporation believes it has met all of these requirements.
  If necessary permits were to be granted and the Consent Decree fully implemented in its present form, the Corporation estimates that its total remaining cost would be approximately $300 million at December 31, 1993. As part of the Consent Decree, and in addition to burning contaminated materials, the incinerator would also be used to burn municipal solid waste and generate electricity which would be purchased by various public utilities. The Corporation would receive revenues from tipping fees and sale of electricity which are estimated to be approximately $210 million. The Consent Decree also provides the City with an option to purchase the incinerator after the remediation is completed. The Corporation has assumed that proceeds from the sale of the incinerator would be in the range of $100 million to $160 million. Based on the above estimates, the Corporation continues to believe that the ultimate net cost of the environmental remediation under the present terms of the Consent Decree would not result in a material adverse effect on its future financial condition or results of operations.
  However, because the Corporation believes it is probable the Consent Decree will be modified to an alternate remediation action, the Corporation estimates that its cost to implement the most reasonable and likely alternative would be approximately $60 million, all of which has been accrued. Approximately $16 million of this estimate represents operating and maintenance costs which will be incurred over an approximate 30 year period. These costs are expected to be distributed equally over this period and, based on the Corporation's experience with similar operating and maintenance costs, have been determined to be reliably determinable on a year-to-year basis. Accordingly, the estimated $44 million gross cost of operating and maintenance has been discounted at a rate of 5% per year which results in the above described $16 million charge. The remaining portion of the $60 million charge represents site construction and other related costs and is valued as of the year of expenditure. Analyses of internal experts and outside consultants have been used in forecasting construction and other related costs. The estimates of future period costs include an assumed inflation rate of 5% per year. This estimate of $60 million is within a range of reasonably possible alternatives and one which the Corporation believes to be the most likely outcome. This alternative includes a combination of containment, treatment, remediation and monitoring. Other alternatives, while considered less likely, could cause such costs to be as much as $100 million.

Other Sites
The Corporation is involved with several administrative actions alleging violations of federal, state or local environmental regulations. For these matters the Corporation has estimated that its potential total remaining reasonably possible costs are insignificant.
  The Corporation currently manages under contract several government-owned facilities, which among other things are engaged in the remediation of hazardous and nuclear wastes. To date, under the terms of the contracts, the Corporation is not responsible for costs associated with environmental liabilities, including environmental cleanup costs, except under certain circumstances associated with negligence and willful misconduct. There are currently no known claims for which the Corporation believes it is responsible. In 1994, the U.S. Department of Energy (DoE) announced its intention to renegotiate its existing contracts for maintenance and operation of DoE facilities to address environmental issues.
  The Corporation has or will have responsibilities for environmental remediation such as dismantling incinerators, decommissioning nuclear licensed sites, and other similar commitments at various sites. The Corporation has estimated total potential cost to be incurred for these actions to be approximately $133 million, of which $35 million had been accrued at December 31, 1993. The Corporation's policy is to accrue these costs over the estimated lives of the individual facilities which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $6 million.
  As part of the agreement for the sale of DCBU to Eaton Corporation, the Corporation agreed to a cost sharing arrangement if future, but as yet unidentified, remediation is required as a result of any contamination caused during the Corporation's operation of DCBU prior to its sale. Under the terms of the agreement, the Corporation's share of any such environmental remediation costs, on an annual basis, will be at the rate of $2.5 million of the first $6 million expended, and 100% of such costs in excess of $6 million. The Corporation has provided for all known environmental liabilities related to DCBU. These estimated costs and related reserves are included in the discussion above of PRP sites. Environmental liabilities related to the sale of WESCO are insignificant.

Capital Expenditures
Capital expenditures related to environmental remediation activities in 1993 totalled $5 million. Management believes that the total estimated capital expenditures related to current operations necessary to comply with present governmental regulations will not have a material adverse effect on capital resources, liquidity, financial condition and results of operations.

Insurance Recoveries
In 1987, the Corporation filed an action in New Jersey against over 100 insurance companies seeking recovery for these and other environmental liabilities and litigation involving personal injury and property damage. The Corporation has received certain recoveries from insurance companies related to environmental costs. The Corporation has not accrued for any future insurance recoveries.

Based on the above discussion and including all information presently known to the Corporation, management believes that the environmental matters described above will not have a material adverse effect on the Corporation's capital resources, liquidity, financial condition and results of operations.

FINANCING COMMITMENTS
Discontinued Operations
Financial Services commitments with off-balance-sheet credit risk represent financing commitments to provide funds, including loan or investment commitments, guarantees, standby letters of credit and standby commitments, generally in exchange for fees. The remaining commitments have fixed expiration dates from 1994 through 2002.

  At December 31, 1993, Financial Services commitments with off-balance-sheet credit risk totalled $111 million, compared to $1,418 million at year-end 1992. Of the $111 million of commitments at December 31, 1993, $90 million were guarantees, credit enhancements and other standby agreements, and $21 million were commitments to extend credit. Of the $1,418 million of commitments at year-end 1992, $619 million were guarantees, credit enhancements and other standby agreements, $575 million were commitments to extend credit, and $224 million were partnership calls and other investment commitments. Management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.
  The primary reasons for the $1,307 million reduction in commitments during 1993 were that Financial Services was released from $959 million of commitments through asset sales, restructurings and commitment expirations, funded $340 million of commitments and transferred $76 million of guarantees to Continuing Operations. These decreases were partially offset by $68 million of new commitments.

Continuing Operations
As discussed above, during 1993, $76 million of guarantees were transferred from Financial Services to Continuing Operations. These guarantees were issued primarily to improve the salability of securities of Financial Services corporate customers and are collateralized by the assets of the customer. Management does not expect the Corporation to be required to fund these guarantees.
  WCI was contingently liable at December 31, 1993 under guarantees for $54 million of sewer and water district borrowings. The proceeds of the borrowings were used for sewer and water improvements on residential and commercial real estate projects of WCI. Management expects these borrowings to be repaid as the projects are completed and sold, and the guarantees for such borrowings to expire unfunded.

OTHER COMMITMENTS
The Corporation's other commitments consisting primarily of those for the purchase of plant and equipment are not material.

NOTE 18: LEASES

The Corporation has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Rental expense for Continuing Operations in 1993, 1992 and 1991 was $220 million, $225 million and $183 million, respectively. These amounts include immaterial amounts for contingent rentals and sublease income.

MINIMUM RENTAL PAYMENTS--CONTINUING OPERATIONS (in millions)

At December 31                                             1993
- - ---------------------------------------------------------------
1994                                                     $  123
1995                                                        105
1996                                                         92
1997                                                         74
1998                                                         68
Subsequent years                                            842
- - ---------------------------------------------------------------
Minimum rental payments                                  $1,304
===============================================================


NOTE 19: OTHER INCOME AND EXPENSES, NET

OTHER INCOME AND EXPENSES, NET (in millions)

Year ended December 31                                     1993         1992        1991
- - -----------------------------------------------------------------------------------------
Interest on securities                                    $  17         $ 18        $ 40
Miscellaneous interest income                                 7           10          16
Gain (loss) on disposition of other assets                   15          (17)        (11)
Operating results--nonconsolidated
  affiliates                                                 (7)          (2)        (19)
Foreign currency transaction and
  high-inflation translation effect                           5           (6)         (8)
Expected loss on disposition of
  non-strategic businesses                                 (195)          --          --
Other                                                        (7)         (21)        (37)
- - -----------------------------------------------------------------------------------------
Other income and expenses, net                            $(165)        $(18)       $(19)
=========================================================================================

  The expected losses on disposition of non-strategic businesses of $195 million were recorded to reflect the Corporation's announced plan to dispose of certain of these businesses. Gain on disposition of other assets in 1993 includes a gain of $21 million on the sale of an equity participation in a production company. Loss on disposition of other assets in 1991 includes a $17 million provision for the loss on investment in an affiliate. All items in the other category are less than $10 million each.

NOTE 20: RESTRUCTURING, MERGERS, ACQUISITIONS
AND DIVESTITURES

On January 11, 1994, the Corporation announced a restructuring of its continuing businesses resulting in a one-time charge of $350 million. The Corporation anticipates that actions resulting from its restructuring plan, directed to improving productivity and operating performance, will result in a reduction of approximately 6,000 employees, comprised of approximately 3,400 employee separations and expected reductions of 2,600 employees through normal attrition. These employment reductions will cause the Corporation to incur various other costs related to the rationalization and closedown of facilities which are included in the charge. The restructuring actions are expected to occur over a two to three year period.
  On May 3, 1993, WFSI and WCC were merged into Westinghouse and, as a consequence, WFSI and WCC ceased to exist as separate legal entities and their debt was assumed by the Corporation. This merger gave management greater flexibility to execute its liquidation of all assets of Financial Services and implement the strategy of exiting the financial services business.
  During 1992, WSAV executed a definitive agreement with First Financial Bank, F.S.B., to sell its Illinois-based thrift, Westinghouse Federal Bank. The sale was completed in January 1993.
  In August 1992, the Corporation sold the Copper Laminates Division (formerly part of the Electronic Systems segment) for $97 million in cash.
  In May 1992, the Corporation sold the Electrical Systems Division (formerly part of the Electronic Systems segment) for $125 million in cash.
  During 1991, there were no significant acquisitions or divestitures.

NOTE 21: SEGMENT INFORMATION

Westinghouse is a diversified, global, technology-based corporation operating in the principal business arenas of television and radio broadcasting, defense electronics, environmental services, transport refrigeration and the electric utility markets. The Corporation's continuing businesses are aligned for reporting purposes into the following segments: Broadcasting, Electronic Systems, Environmental, Industries, Power Systems, Knoll and WCI. Engineering and repair services, previously included in the Industries segment, have been transferred to the Power Systems segment where these businesses have been consolidated with the power generation service organization. The Environmental segment now includes the U.S. naval nuclear reactors programs previously reported in Power Systems. The Longines-Wittnauer Watch Company and Westinghouse Communications have been transferred from the Broadcasting segment to the Industries segment as part of the Industrial Products and Services business unit. Segment information for 1992 and 1991 has been restated to reflect these changes. Results of international manufacturing entities, export sales and foreign licensee income are included in the financial information of the segment that has operating responsibility.
  Broadcasting provides a variety of communications services consisting primarily of commercial broadcasting, program production and distribution. It sells advertising time to radio, television and cable advertisers through national and local sales organizations. Within Broadcasting, Group W currently owns and operates five network affiliated television broadcasting stations and 14 radio stations. Group W also provides programming and distribution services to the cable television industry. Group W Satellite Communications provides sports programming and the marketing and advertising sales for two country music entertainment channels.
  The Electronic Systems segment is a world leader in the research, development, production and support of advanced electronic systems for the Department of Defense (DoD), Federal Aviation Administration, National Aeronautics and Space Administration, other government agencies and U.S. allies. Products include surveillance and fire control radars, command and control systems, electronic countermeasures equipment, electro-optical systems, spaceborne sensors, missile launching and handling equipment, torpedoes, sonar and communications equipment. The group also engages in technologically complementary non-DoD markets such as air traffic control, security systems and drug traffic interdiction.
  The Environmental segment combines the Corporation's environmental businesses: toxic, hazardous and radioactive waste services, waste-to-energy plants and management and operation of several government-owned facilities and the U.S. naval nuclear reactors program.
  The Industries segment is comprised of a leading supplier of transport temperature control equipment for trucks, trailers, ships, fishing vessels and railway cars. The segment also includes the Industrial Products and Services business unit which is a diverse group of businesses providing a wide range of goods and services to consumer, industrial, utility and governmental customers.
  The Power Systems segment designs, develops, manufactures and services nuclear and fossil-fueled power generation systems and is a leading supplier of reload nuclear fuel to the global electric utility market.
  Knoll designs, manufactures and distributes office furniture to an expanding global market.
  WCI develops land into master planned luxury communities primarily in Florida and California.

SALES OF PRODUCTS AND SERVICES AND SEGMENT OPERATING PROFIT FROM CONTINUING OPERATIONS (in millions)

                               Sales of Products and Services               Segment Operating Profit (Loss)
- - -------------------------------------------------------------------------------------------------------------
                             1993             1992          1991            1993           1992          1991
- - -------------------------------------------------------------------------------------------------------------
Broadcasting               $  705           $  719        $  707          $  136         $  159        $  137
Electronic Systems          2,623            2,874         3,245              81            221           207
Environmental                 542              605           561             (25)            93            13
Industries                  1,153            1,122         1,054             114            108            99
Power Systems               3,177            3,218         3,046             (79)           237           218
Knoll                         510              578           673             (39)           (40)           26
WCI                           253              235           258              61             87           122
Other                          59               70            61            (103)           (72)          (76)
Intersegment Sales           (147)            (170)         (196)             --             --            --
- - -------------------------------------------------------------------------------------------------------------
Total                      $8,875           $9,251        $9,409          $  146         $  793        $  746
=============================================================================================================

  Segment sales of products and services include products that are transferred between segments generally at inventory cost plus a margin. Segment operating profit or loss consists of sales of products and services less segment operating expenses that include costs of products and services, marketing, administrative and general expenses, depreciation and amortization, and restructuring provisions.
  A provision for costs associated with the Corporation's 1991 workforce reduction was recorded in the third quarter of 1991 and totalled $138 million for Continuing Operations. Prior to that provision, operating profit totalled $145 million for Broadcasting, $276 million for Electronic Systems, $22 million for Environmental, $107 million for Industries, and $247 million for Power Systems.
  In 1992, a $36 million charge was recorded in Continuing Operations for corporate restructuring related to the previous strategy to sell Knoll and WCI. Prior to that charge, the operating loss for Knoll was $14 million and the operating profit for WCI was $97 million.
  In 1993, a $750 million charge was recorded in the fourth quarter for restructuring and other actions of which $555 million was charged to operating profit. Prior to that provision operating profit totalled $148 million for Broadcasting, $217 million for Electronic Systems, $7 million for Environmental, $120 million for Industries, $217 million for Power Systems, $65 million for WCI and a loss of $30 million for Knoll.
  Identifiable assets, depreciation and amortization, and capital expenditures are presented below. Assets not identified to segments principally include cash and marketable securities, deferred income taxes, prepaid pension contributions and unrecognized pension costs.

OTHER FINANCIAL INFORMATION (in millions)

                                      Identifiable Assets        Depreciation and Amortization         Capital Expenditures
- - -----------------------------------------------------------------------------------------------------------------------------
                                 1993       1992         1991       1993      1992       1991      1993       1992       1991
- - -----------------------------------------------------------------------------------------------------------------------------
Broadcasting                  $   789     $  848      $   859     $   32    $   30     $   30    $   23     $   20     $   28
Electronic Systems              1,616      1,592        1,646         76        79         93        44         67         65
Environmental                     551        514          474         21        16         16        35         32         50
Industries                        513        472          468         27        25         24        31         22         26
Power Systems                   1,850      1,737        1,608         97        95         91        81         81        113
Knoll                             552        587          669         30        30         29        19         28         31
WCI                               761        725          669          1         1          3         1          2          2
Other                           3,921      3,370        3,021         27        25         30         3          7         11
- - -----------------------------------------------------------------------------------------------------------------------------
Continuing Operations          10,553      9,845        9,414     $  311    $  301     $  316    $  237     $  259     $  326
- - -----------------------------------------------------------------------------------------------------------------------------
Discontinued Operations         4,152      8,625       10,403
- - -------------------------------------------------------------
Total                         $14,705    $18,470      $19,817
=============================================================

  Included in income from Continuing Operations is income of subsidiaries located outside the U.S. These subsidiaries reported a loss of $21 million in 1993, and income of $32 million and $48 million in 1992 and 1991, respectively. Subsidiaries located outside the U.S. comprised 6% of total assets of Continuing Operations in 1993, 5% in 1992 and 6% in 1991. Subsidiaries located outside the U.S. comprised 2% of total liabilities of Continuing Operations in 1993, 1992 and 1991.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA (in millions)

                                                 1993              1992              1991
- - -----------------------------------------------------------------------------------------
Sales of products and services
  from Continuing Operations:
   U.S.                                       $ 7,928           $ 8,218           $ 8,310
   Outside the U.S.                               947             1,033             1,099
- - -----------------------------------------------------------------------------------------
Sales of products and services                $ 8,875           $ 9,251           $ 9,409
- - -----------------------------------------------------------------------------------------
Operating profit from
  Continuing Operations:
   U.S.                                       $   154           $   719           $   659
   Outside the U.S.                                (8)               74                87
- - -----------------------------------------------------------------------------------------
Operating Profit                              $   146           $   793           $   746
- - -----------------------------------------------------------------------------------------
Segment identifiable assets of
  Continuing Operations:
   U.S.                                       $ 9,969           $ 9,354           $ 8,895
   Outside the U.S.                               584               491               519
- - -----------------------------------------------------------------------------------------
Segment identifiable assets                   $10,553           $ 9,845           $ 9,414
=========================================================================================

  The Corporation sells products manufactured domestically to customers throughout the world using domestic divisions and subsidiaries doing business primarily outside the U.S. Generally, products manufactured outside the U.S. are sold outside the U.S.

SALES FROM PRODUCTS AND SERVICES SOLD OUTSIDE THE U.S.
FROM CONTINUING OPERATIONS (in millions)

                                          1993                  1992                     1991
- - ----------------------------------------------------------------------------------------------------
                                                % OF                  % OF                      % of
                                   AMOUNT      SALES     AMOUNT      SALES        Amount       Sales
- - ----------------------------------------------------------------------------------------------------
Subsidiaries outside
   the U.S.:
Europe, Africa,
   Middle East                     $  618        7.0%     $  685       7.4%       $  659         7.0%
Canada                                261        2.9%        281       3.0%          373         4.0%
All other                              68        0.8%         67       0.7%           67         0.7%
- - -----------------------------------------------------------------------------------------------------
Total                              $  947       10.7%     $1,033      11.1%       $1,099        11.7%
=====================================================================================================
U.S. exports:
Europe, Africa,
   Middle East                     $  538        6.1%     $  667       7.2%       $  566         6.0%
Asia-Pacific                          429        4.8%        525       5.7%          325         3.5%
All other                             371        4.2%        175       1.9%          127         1.3%
- - -----------------------------------------------------------------------------------------------------
Total                              $1,338       15.1%     $1,367      14.8%       $1,018        10.8%
=====================================================================================================

  The largest single customer of the Corporation is the U.S. government and its agencies, whose purchases accounted for 30% of sales of products and services from Continuing Operations in 1993 and 1992 and 32% in 1991. Of the 1993 purchases, 82% were from the Electronic Systems segment. No other customer made purchases totalling 10% or more of sales of products and services.

RESEARCH AND DEVELOPMENT FROM CONTINUING OPERATIONS (in millions)

                                                     1993             1992           1991
- - -----------------------------------------------------------------------------------------
Westinghouse sponsored:
   Electronic Systems                                $100             $ 96           $ 90
   Power Systems                                       59               58             73
   Other                                               14                8             12
Customer sponsored:
   Electronic Systems                                 494              501            524
   Power Systems                                       52               70             77
   Other                                               50               45             39
- - -----------------------------------------------------------------------------------------
Total research and development
   expenditures                                      $769             $778           $815
=========================================================================================

Note 22: FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of financial instruments has been determined by the Corporation using the best available market information and appropriate valuation methodologies. However, considerable judgment was necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange or the value that ultimately will be realized by the Corporation upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, comparability of fair values between entities may not be meaningful. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS--CONTINUING OPERATIONS
(in millions)

At December 31                                     1993                    1992
- - ----------------------------------------------------------------------------------------
                                                      ESTIMATED                Estimated
                                            CARRYING       FAIR   Carrying          Fair
                                              AMOUNT      VALUE     Amount         Value
- - ----------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                     $  637     $  637     $  769        $  769
Noncurrent customer and
   other receivables                             206        183        210           184
- - ----------------------------------------------------------------------------------------
LIABILITIES:
Short-term debt                                  662        662      1,259         1,259
Current maturities of
   long-term debt                                  9          9        295           299
Long-term debt                                 1,885      1,888      1,341         1,286
- - ----------------------------------------------------------------------------------------
OFF-BALANCE-SHEET
    FINANCIAL INSTRUMENTS--
    GAINS (LOSSES):
Interest rate and currency
   exchange agreements                            --         --         --            11
Financial guarantees                              --        (2)         --            --
========================================================================================

FAIR VALUE OF FINANCIAL INSTRUMENTS--DISCONTINUED OPERATIONS
(in millions)

At December 31                                             1993                      1992(a)
- - ---------------------------------------------------------------------------------------------------
                                                              ESTIMATED                   Estimated
                                                 CARRYING          FAIR      Carrying          Fair
                                                  AMOUNT*         VALUE       Amount*         Value
- - ---------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                          $  611        $  611        $  785        $  785
Portfolio investments:
Real estate                                           235           235         1,962         1,970
Corporate                                             118           118         2,047         2,047
- - ---------------------------------------------------------------------------------------------------
LIABILITIES:
Short-term debt                                     2,373         2,373         4,559         4,559
Current maturities of
   long-term debt                                     774           789           877           870
Long-term debt                                        647           753         1,602         1,625
Thrift deposits                                        --            --           693           693
- - ---------------------------------------------------------------------------------------------------
OFF-BALANCE-SHEET
   FINANCIAL INSTRUMENTS--
   GAINS (losses):
Interest rate and currency
   exchange agreements                                 --            32            --            14
Financing commitments                                  --            --            --            --
===================================================================================================

*Carrying amount refers to the amount included in net liabilities of Discontinued Operations at December 31, 1993 and 1992, after giving effect to the valuation allowances associated with each portfolio, exclusive of any recoveries or proceeds from the sale of assets that exceeded their initial reserved values.
  (a)Certain amounts have been reclassified for comparative purposes.

  The following methods and assumptions were used to estimate the fair value of financial instruments for which it was practicable to estimate that value.

CASH AND CASH EQUIVALENTS
The carrying amount for cash and cash equivalents approximates fair value.

NONCURRENT CUSTOMER AND OTHER RECEIVABLES
The fair value of noncurrent customer and other receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the customers and other third parties.

PORTFOLIO INVESTMENTS
The carrying amount of financial instruments included in portfolio investments at Financial Services approximates their fair value.
  The fair value for marketable securities is determined by quoted market prices, if available, or estimated using quoted market prices for similar securities.
  Except for the Corporation's investment in LW Real Estate Investments, L.P., which is valued at cost, the real estate portfolio, including receivables, real estate properties and real estate investments in partnerships and other entities, was valued using the Resolution Trust Corporation's DIV method.
  The corporate portfolio, including receivables, investments in partnerships and other entities and nonmarketable equity securities, was valued using various valuation techniques, including trading desk values, which arise from actual or proposed current trades of identical or similar assets, plus other factors.

SHORT-TERM DEBT
The carrying amount of the Corporation's borrowings under the revolving credit facility and other arrangements approximate fair value.

LONG-TERM DEBT
The fair value of long-term debt has been estimated using quoted market prices or discounted cash flow analyses based on the Corporation's incremental borrowing rates for similar types of borrowing arrangements with comparable terms and maturities.

THRIFT DEPOSITS
The thrift deposits were assumed by the purchaser of Westinghouse Federal Bank on January 4, 1993, at their carrying amount.

INTEREST RATE AND CURRENCY EXCHANGE AGREEMENTS
The fair value of interest rate and currency exchange agreements (used for hedging purposes) is the amount that the Corporation would receive or pay to terminate the exchange agreements, considering interest rates, currency exchange rates and remaining maturities.

FINANCIAL GUARANTEES
The fair value of guarantees is based on the estimated cost to terminate or otherwise settle the obligations with the counterparties.

FINANCING COMMITMENTS
Most of the unfunded commitments relate to, and are inseparable from, specific portfolio investments. When establishing the fair value for those portfolio investments, consideration was given to the related financing commitments.

REPORT OF MANAGEMENT

The Corporation has prepared the consolidated financial statements and related financial information included in this report. Management has the primary responsibility for the financial statements and other financial information and for ascertaining that the data fairly reflect the financial position, results of operations and cash flows of the Corporation. The financial statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and necessarily include amounts that are based on best estimates and judgments with appropriate consideration given to materiality. Financial information included elsewhere in this report is presented on a basis consistent with the financial statements.
  The Corporation maintains a system of internal accounting controls, supported by adequate documentation, to provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Corporation. Limitations exist in any system of internal accounting controls based upon the recognition that the cost of the system should not exceed the benefits derived. Westinghouse believes its system of internal accounting controls, augmented by its corporate auditing function, appropriately balances the cost/benefit relationship.
  The independent accountants provide an objective assessment of the degree to which management meets its responsibility for fair financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and procedures as they deem necessary to express an opinion on the fairness of the financial statements.
  The Board of Directors pursues its responsibility for the Corporation's financial statements through its Audit Review Committee composed of directors who are not officers or employees of the Corporation. The Audit Review Committee meets regularly with the independent accountants, management and the corporate auditors. The independent accountants and the corporate auditors have direct access to the Audit Review Committee, with and without the presence of management representatives, to discuss the scope and results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.
  We believe that the Corporation's policies and procedures, including its system of internal accounting controls, provide reasonable assurance that the financial statements are prepared in accordance with the applicable securities laws and with a corresponding standard of business conduct.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Westinghouse Electric Corporation
In our opinion, the accompanying consolidated financial statements appearing on pages 29 through 56 of this Form 10-K present fairly, in all material respects, the financial position of Westinghouse Electric Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
  As discussed in note 1 to these financial statements, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," in 1993 and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes," in 1992.


/s/ Price Waterhouse

Price Waterhouse
600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
January 26, 1994, except as to
the matter discussed in
paragraph 9 of note 2,
which is as of February 28, 1994

FIVE-YEAR SUMMARY
SELECTED FINANCIAL AND STATISTICAL DATA (UNAUDITED) (in millions except per share amounts)
                                                                  1993           1992          1991           1990           1989
- - -----------------------------------------------------------------------------------------------------------------------------------
Sales of products and services                                $ 8,875          $ 9,251      $ 9,409         $ 9,198         $ 9,217
Other income and expenses, net                                   (165)             (18)         (19)            157             511
Interest expense                                                 (217)            (225)        (231)           (221)           (208)
Income from Continuing Operations before income taxes            (236)             550          496           1,114           1,000
Income taxes                                                       70             (187)        (159)           (307)           (257)
Income (loss) from Continuing Operations                         (175)             357          335             804             732
Income (loss) from Discontinued Operations                        (95)          (1,413)      (1,421)           (536)            190
Cumulative effect of changes in accounting principles (1)         (56)            (338)          --              --              --
Net income (loss)                                                (326)          (1,394)      (1,086)            268             922
- - -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from Continuing
  Operations as a percentage of sales                            (2.0)%            3.9%         3.6%            8.7%            7.9%
- - -----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
  Continuing Operations                                         $(.64)         $   .95      $  1.07         $  2.74         $  2.50
  Discontinued Operations                                        (.27)           (4.08)       (4.53)          (1.83)            .65
  Cumulative effect of changes in
    accounting principles (1)                                    (.16)            (.98)          --              --              --
  Earnings (loss) per share                                     (1.07)           (4.11)       (3.46)            .91            3.15
Dividends per share                                               .40              .72         1.40            1.35            1.15
- - -----------------------------------------------------------------------------------------------------------------------------------
Total assets--Continuing Operations                           $10,553          $ 9,845      $ 9,414         $ 9,321         $ 9,183
Total assets--Discontinued Operations                           4,152            8,625       10,403          12,268          10,859
Total assets                                                   14,705           18,470       19,817          21,589          20,042
Long-term debt--Continuing Operations                           1,885            1,341        1,275             916             741
Long-term debt--Discontinued Operations                           647            1,602        2,459           5,116           3,621
Shareholders' equity                                            1,045            2,223        3,750           3,895           4,389
- - -----------------------------------------------------------------------------------------------------------------------------------
Average common and common equivalent
  shares outstanding                                      352,901,670      346,103,408  313,984,242     293,591,984     292,465,132
Market price range per share                           $17 1/8-12 3/4    $20 7/8-9 3/4   $31-13 3/4  $39 3/8-24 1/4  $38 1/8-25 5/8
Common shareholders at year end                               125,806          127,559      120,833         101,157         106,770
Average number of employees                                   103,063          109,050      113,664         115,774         121,963
====================================================================================================================================

Previously reported amounts have been restated to segregate the results of Discontinued Operations from Continuing Operations.
(1) See notes 1, 4 and 5 to the financial statements.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (in millions except per share amounts)

                                                            1993 QUARTER ENDED                  1992 Quarter Ended
                                                  DEC. 31 SEPT. 30   JUNE 30 MARCH 31  Dec. 31 Sept. 30   June 30   March 31
- - ----------------------------------------------------------------------------------------------------------------------------
Sales of products and services                     $2,641   $2,060    $2,154   $2,020   $2,558   $2,268    $2,371    $2,054
Operating profit (loss)                              (328)     143       185      146      180      213       221       179
Income (loss) from Continuing Operations             (383)      65        84       59       79       91       103        84
Income (loss) from Discontinued Operations            (95)      --        --       --   (1,363)     (77)       19         8
Cumulative effect of changes in
  accounting principles                                --       --        --      (56)      --       --        --      (338)
Net income (loss)                                    (478)      65        84        3   (1,284)      14       122      (246)
Per share of common stock:
  Income (loss) from Continuing Operations          (1.11)     .15       .20      .14      .18      .22       .30       .25
  Income (loss) from
  Discontinued Operations                            (.27)      --        --       --    (3.92)    (.22)      .05       .02
  Cumulative effect of changes in
    accounting principles                              --       --        --     (.16)      --       --        --      (.98)
  Net income (loss)                                 (1.38)     .15       .20     (.02)   (3.74)      --       .35      (.71)
  Dividends paid                                      .10      .10       .10      .10      .18      .18       .18       .18
New York Stock Exchange market
  price per share:
    High                                           14 5/8   17 1/8    16 3/8   15 3/4   16 1/8   18 1/4    18 7/8    20 7/8
    Low                                            12 7/8   12 3/4        14       13    9 3/4   15 7/8    16 3/4    18 1/8
============================================================================================================================

Financial information for the quarter ended March 31, 1993 was restated to recognize the adoption of SFAS No. 112.
The effect of the adoption of SFAS No. 112 on previously reported results for the quarters ended June 30 and September 30, 1993 was not significant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Part of the information concerning executive officers required by this item is set forth in Part I pursuant to General Instruction G to Form 10-K and part is incorporated herein by reference to "Security Ownership" in the Proxy Statement.

     The information as to directors is incorporated herein by reference to "Election of Directors" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to "Security Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to "Transactions Involving Directors and Executive Officers" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A)(1) FINANCIAL STATEMENTS

     The financial statements required by this item are listed under Item 8, which list is incorporated herein by reference.

 (A)(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules for Westinghouse Electric Corporation are included in Part IV of this report:

                                                                               PAGE
                                                                               -----
        Reports of Independent Accountants on Financial
        Statement Schedules                                                     62
        For the three years ended December 31, 1993:
        Schedule VIII -- Valuation and Qualifying Accounts                      63
        Schedule X -- Supplementary Income Statement
        Information                                                             63

     Other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(A) EXHIBITS

    (3)    Articles of Incorporation and Bylaws
           (a)   The Restated Articles of the Corporation, as amended are incorporated herein by reference to Exhibit 4(d) to Form 8-K, dated August 11, 1992.
           (b)   The Bylaws of the Corporation, as amended are incorporated herein by reference to Exhibit 3(c) to Form 10-K/A for the year ended December 31,
                 1992.
    (4)    Rights of Security Holders
                 Except as set forth below, there are no instruments with respect to long-term debt of the Corporation that involve securities authorized thereunder exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
           (a)   Form of Senior Indenture, dated as of November 1, 1990, between the
                 Corporation and Citibank, N.A. is incorporated herein by reference to
                 Exhibit 4.1 to the Corporation's Registration Statement No. 33-41417.
   (10)    Material Contracts
           (a*)  The Annual Performance Plan is incorporated herein by reference to Exhibit
                 10(a) to Form 10-K/A for the year ended December 31, 1992.
           (b*)  The 1993 Long-Term Incentive Plan.
           (c*)  The 1984 Long-Term Incentive Plan as amended is incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1993.
           (d*)  The 1979 Stock Option and Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10(c) to Form 10-K/A for the year ended December 31,
                 1992.
           (e*)  The Westinghouse Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(d) to Form 10-K, as amended, for the year ended
                 December 31, 1991.
           (f*)  The Westinghouse Personal Investment Plan is incorporated herein by reference to Exhibit 10(e) to Form 10-K/A for the year ended December 31,
                 1992.
           (g*)  The Westinghouse Executive Pension Plan, as amended is incorporated herein by reference to Exhibit 10(f) to Form 10-Q for the quarter ended June 30,
                 1993.
           (h*)  The Deferred Stock and Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(i) to Form 10-K/A for the year ended
                 December 31, 1992.
           (i*)  The Advisory Director's Plan is incorporated herein by reference to Exhibit
                 10(k) to Form 10-K for the year ended December 31, 1989.
           (j)   Competitive Advance and Revolving Credit Facility dated as of December 23,
                 1991, among the Corporation and WCC as borrowers, the Co-Agents and Lenders named therein and Chemical Bank as Administrative Agent, is incorporated herein by reference to Exhibit 10 to the Corporation's Form 8-K dated
                 January 31, 1992.
           (k)   First Amendment dated as of September 30, 1992 to the Competitive Advance and Revolving Credit Facility is incorporated herein by reference to Exhibit
                 10(1) to Form 10-K/A for the year ended December 31, 1992.
           (l)   Second Amendment dated as of April 2, 1993 to the Competitive Advance and
                 Revolving Credit Facility is incorporated herein by reference to Exhibit
                 10(m) to Form 10-Q/A for the quarter ended March 31, 1993.
           (m*)  Employment Agreement dated June 9, 1992, between the Corporation and Robert
                 A. Watson, is incorporated herein by reference to Exhibit 10 to the
                 Corporation's Form 8-K dated August 11, 1992.

           (n)   Merger Agreement dated as of April 7, 1993 among the Corporation,
                 Westinghouse Credit Corporation (WCC) and Westinghouse Financial Services,
                 Inc. (WFSI) is incorporated herein by reference to Exhibit 10(r) to Form
                 10-Q/A for the quarter ended March 31, 1993.
           (o*)  The 1991 Long-Term Incentive Plan, as amended effective December 1, 1993.
           (p)   Amended and Restated Competitive Advance and Revolving Credit Facility
                 Agreement effective as of May 3, 1993 among the Corporation as borrower, the
                 Co-Agents and Lenders named therein, and Chemical Bank as Administrative
                 Agent is incorporated herein by reference to Exhibit 10(t) to Form 10-Q for the quarter ended June 30, 1993.
           (q)   First Amendment to the Amended and Restated Competitive Advance and
                 Revolving Credit Facility Agreement dated as of June 9, 1993 among the
                 Corporation as borrower, the Co-Agents and Lenders named therein, and
                 Chemical Bank as Administrative Agent is incorporated herein by reference to
                 Exhibit 10(u) to Form 10-Q for the quarter ended June 30, 1993.
           (r)   DCBU Purchase Agreement between the Corporation and Eaton Corporation dated as of August 10, 1993 is incorporated herein by reference to Exhibit 10(v)
                 to Form 10-Q for the quarter ended June 30, 1993.
           (s*)  Employment Agreement between the Corporation and Michael H. Jordan is hereby incorporated by reference to Exhibit 10 to the Corporation's Form 8-K, dated
                 September 1, 1993.
           (t)   Second Amendment to the Amended and Restated Competitive Advance and
                 Revolving Credit Facility Agreement dated as of December 1, 1993 among the
                 Corporation as borrower, and Chemical Bank as Administrative Agent.
           (u*)  Letter Amendment dated December 30, 1993 to the Employment Agreement between the Corporation and Robert A. Watson.

* Identifies management contract or compensatory plan or arrangement.

   (11)      Computation of Per Share Earnings
   (12)(a)   Computation of Ratio of Earnings to Fixed Charges
   (12)(b)   Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
             Dividends
   (21)      Subsidiaries of the Registrant
   (23)      Consent of Independent Accountants
   (24)      Powers of Attorney and Extract of Resolution of Board of Directors

(B) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Westinghouse Electric Corporation

     Our audits of the consolidated financial statements referred to in our report dated January 26, 1994, except as to the matter discussed in paragraph 9 of note 2, which is as of February 28, 1994, appearing on page 57 of this Form 10-K of Westinghouse Electric Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse
600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
January 26, 1994, except as to the
matter discussed in paragraph 9
of note 2, which is as of
February 28, 1994

                                                                   SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                           DECEMBER 31
                                                                  ------------------------------
                                                                   1993        1992        1991
                                                                  -------     -------     ------
                                                                           (IN MILLIONS)
Customer receivables from Continuing Operations--
  allowance for doubtful accounts--
     Balance at beginning of year..............................   $    50     $    58     $   42
     Charged to costs and expenses.............................        14          20         21
     Charged to the allowance..................................       (11)        (20)       (12)
     Charged to other accounts.................................         1          (8)         7
                                                                  -------     -------     ------
          Balance at end of year(a)............................   $    54     $    50     $   58
                                                                  -------     -------     ------
                                                                  -------     -------     ------
Portfolio investments--Financial Services--
  valuation allowance:
     Balance at beginning of year..............................   $ 3,638     $ 2,330     $1,333
     Charged to costs and expenses.............................        38       2,563      1,814
     Charged to the allowance..................................    (3,252)     (1,246)      (832)
     Charged to other accounts.................................        --          (9)        15
                                                                  -------     -------     ------
          Balance at end of year...............................   $   424     $ 3,638     $2,330
                                                                  -------     -------     ------
                                                                  -------     -------     ------

- - ---------

(a) at December 31, 1993, 1992 and 1991, all amounts were classified as current.

                                                                      SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                         CHARGED TO COSTS
                                                                           AND EXPENSES
                                                                    --------------------------
                                                                    1993       1992       1991
                                                                    ----       ----       ----
                                                                          (IN MILLIONS)
Maintenance and repairs..........................................   $110       $106       $123
Royalties........................................................     65         75         96

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 1994.

                                        WESTINGHOUSE ELECTRIC CORPORATION

                                            /s/ Robert E. Faust
                                        By: --------------------------------
                                                    Robert E. Faust
                                             Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature and Title
Frank C. Carlucci, Director
Gary M. Clark, President and Director
George H. Conrades, Director
William H. Gray, III, Director
Michael H. Jordan, Chairman and Chief
 Executive Officer (principal executive officer)
 and Director                                          /s/ Robert E. Faust
David T. McLaughlin, Director                      By --------------------------
Rene C. McPherson, Director                              Robert E. Faust
Richard M. Morrow, Director                             Attorney-In-Fact
Richard R. Pivirotto, Director
Paula Stern, Director                                     March 4, 1994
Fredric G. Reynolds, Executive Vice President,
  Finance (principal financial officer)
Robert E. Faust, Vice President and Controller
 (principal accounting officer)

     Original powers of attorney authorizing Michael H. Jordan, Fredric G. Reynolds and Robert E. Faust, individually, to sign this report on behalf of the listed directors and officers of the Corporation and a certified copy of a resolution of the Board of Directors of the Corporation authorizing each of said persons to sign on behalf of the Corporation have been filed with the Securities and Exchange Commission and are included as Exhibit 24 to this report.

                                 EXHIBIT INDEX

                                                                                     SEQUENTIAL
                                                                                      PAGE NO.
                                                                                     ----------
Exhibits
(3) Articles of Incorporation and Bylaws
      (a)   The Restated Articles of the Corporation, as amended.....................    *
      (b)   The Bylaws of the Corporation, as amended................................    *
(4) Riqhts of Security Holders
      (a)   Form of Senior Indenture.................................................    *
(10) Material Contracts
      (a)   The Annual Performance Plan..............................................    *
      (b)   The 1993 Long-Term Incentive Plan........................................
      (c)   The 1984 Long-Term Incentive Plan........................................    *
      (d)   The 1979 Stock Option and Long-Term Incentive Plan.......................    *
      (e)   The Westinghouse Employee Stock Purchase Plan............................    *
      (f)   The Westinghouse Personal Investment Plan................................    *
      (g)   The Westinghouse Executive Pension Plan..................................    *
      (h)   The Deferred Stock and Compensation Plan for Directors...................    *
      (i)   The Advisory Director's Plan.............................................    *
      (j)   Competitive Advance and Revolving Credit Facility........................    *
      (k)   Amendment to the Competitive Advance and Revolving Credit Facility.......    *
      (l)   Second Amendment to the Competitive Advance and Revolving Credit
            Facility.................................................................    *
      (m)   Employment Agreement with Robert A. Watson...............................    *
      (n)   Merger Agreement.........................................................    *
      (o)   The 1991 Long-Term Incentive Plan, as amended............................   66
      (p)   Amended and Restated Competitive Advance and Revolving Credit Facility...    *
      (q)   First Amendment to the Amended and Restated Competitive Advance and
            Revolving Credit Facility................................................    *
      (r)   DCBU Purchase Agreement..................................................    *
      (s)   Employment Agreement with Michael H. Jordan..............................    *
      (t)   Second Amendment to the Amended and Restated Competitive Advance and
            Revolving Credit Facility................................................   98
      (u)   Letter Amendment to Robert A. Watson Employment Agreement................  121
(11) Computation of Per Share Earnings...............................................  122
(12) Computation of Ratios
      (a)   Ratio of Earnings to Fixed Charges.......................................  123
      (b)   Ratio of Earnings to Combined Fixed Charges and Preferred Stock
            Dividends................................................................  124
(21) Subsidiaries of the Registrant..................................................  125
(23) Consent of Independent Accountants..............................................  126
(24) Powers of Attorney and Extract of Resolution of Board of Directors..............  127

- - --------------------------------------------------------------------------------

* Incorporated by reference