Form 10-Q
period 1994-03-31
WESTINGHOUSE ELECTRIC CORP
filed 1994-05-13
CIK 106413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549-1004



                                   FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994
                                                --------------

                                       OR

____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                          Commission file number 1-977

                       WESTINGHOUSE ELECTRIC CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                    25-0877540
        -------------                                   -----------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

      Westinghouse Building, 11 Stanwix Street, Pittsburgh, Pa. 15222-1384
     ----------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                (412) 244-2000
                               ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__   No____



          Common stock 353,583,832 shares outstanding at April 30, 1994
          -------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX
                       ---------------------------------



PART I.           FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                  Condensed Consolidated Statement of
                      Income

                  Condensed Consolidated Balance Sheet

                  Condensed Consolidated Statement of
                     Cash Flows

                  Notes to the Condensed Consolidated
                     Financial Statements


                  Item 2.    Management's Discussion
                     and Analysis of Financial Condition
                     and Results of Operations


PART II.          OTHER INFORMATION

                  Item 1.    Legal Proceedings


                  Item 6.    Exhibits and Reports on
                     Form 8-K



SIGNATURE

PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               --------------------------------------------------
               (in millions except per share amounts) (unaudited)


                                                                      Three Months Ended
                                                                           March 31
                                                                           --------

                                                                 1994                 1993
                                                                 ----                 ----
Sales of products and services                                   $ 1,743              $ 2,020

Costs of products and services                                    (1,349)              (1,552)

Marketing, administration and
   general expenses                                                 (329)                (322)
Other income and expenses, net
   (note 2)                                                           39                    6

Interest expense                                                     (47)                 (53)
                                                                 -------              -------

Income from Continuing Operations
   before income taxes and minority
   interest in income of
   consolidated subsidiaries                                          57                   99

Income taxes                                                         (22)                 (36)
Minority interest in income of
   consolidated subsidiaries                                           1                   (4)
                                                                 -------              -------

Income from Continuing Operations                                     36                   59
Loss from Discontinued Operations                                      -                    -
                                                                 -------              -------
Income before cumulative effect of
   changes in accounting principles                                   36                   59

Cumulative effect of changes in
   accounting principles:
Postemployment benefits (note 3)                                       -                  (56)
                                                                 -------              -------

Net income                                                       $    36              $     3
                                                                 =======              =======

            ------------------------------------------------------
              (in millions except per share amounts)(unaudited)



                                            Three Months Ended
                                                 March 31
                                                 --------
                                             1994         1993
                                             ----         ----
Earnings per common share:
From Continuing Operations                 $  0.07      $  0.14
From Discontinued Operations                     -            -
From cumulative effect of changes
   in accounting principles                      -        (0.16)
                                           -------      -------

Earnings per common share                  $  0.07      $ (0.02)
                                           =======      =======

Cash dividends per common share            $  0.05      $  0.10


          See Notes to the Condensed Consolidated Financial Statements





                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                (in millions)


                                             March 31       December 31
                                               1994            1993
                                               ----            ----
                                          (unaudited)

ASSETS
- - ------
  Cash and cash equivalents                  $   499        $   637
  Customer receivables                         1,273          1,381
  Inventories (note 4)                         1,662          1,549
  Uncompleted contracts costs over
     related billings                            344            371
  Prepaid and other current assets               901            836
                                             -------        -------
  Total current assets                         4,679          4,774

  Plant and equipment, net                     1,901          1,964
  Intangible and other noncurrent assets       3,763          3,815
                                             -------        -------
  Total assets                               $10,343        $10,553
                                             =======        =======

                ------------------------------------------------
                                 (in millions)


                                             March 31       December 31
                                               1994            1993
                                               ----            ----
                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
  Short-term debt                            $   190         $   662
  Current maturities of long-term debt            12               9
  Accounts payable                               582             656
  Uncompleted contracts billings over
     related costs                               589             672
  Other current liabilities                    1,743           1,926
                                             -------         -------
  Total current liabilities                    3,116           3,925

  Long-term debt                               1,882           1,885
  Net liabilities of Discontinued Operations     211             211
  Other noncurrent liabilities                 3,532           3,453
                                             -------         -------
  Total liabilities                            8,741           9,474
                                             -------         -------
  Contingent liabilities and commitments
     (note 6)
  Minority interest in equity of
     consolidated subsidiaries                    30              34

  Shareholders' equity (note 7):
  Preferred stock, $1.00 par value (25
     million shares authorized):
        Series A preferred (no shares
        issued)                                    -               -
       Series B conversion preferred
        (8 million shares issued)                  8               8
        Series C conversion preferred
        (4 million shares issued)                  4               -
   Common stock, $1.00 par value
     (480 million shares authorized,
      393 million shares issued)                 393             393
  Capital in excess of par value               1,969           1,475
  Common stock held in treasury                 (948)           (972)
  Other                                       (1,260)         (1,260)
  Retained earnings                            1,406           1,401
                                             -------         -------
  Total shareholders' equity                   1,572           1,045
                                             -------         -------
  Total liabilities and shareholders'
     equity                                  $10,343         $10,553
                                             =======         =======


          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (in millions) (unaudited)


                                                   Three Months Ended
                                                         March 31
                                                         --------
                                                    1994            1993
                                                    ----            ----
CONTINUING OPERATIONS:
Cash (used) provided by Operating
  Activities                                      $  (168)        $    39
                                                  -------         -------
Cash Flows from Investing Activities
  Capital expenditures                                (35)            (33)
  Cash from (to) Discontinued Operations              (11)              -
  Business Divestitures                                50               -
  Other                                                10               -
                                                  -------         -------
Cash (used) provided by Investing
  Activities                                           14             (33)
                                                  -------         -------
Cash Flows from Financing Activities
  Change in short-term debt                          (469)            (20)
  Sale of equity securities                           505               -
  Dividends                                           (30)            (48)
  Treasury Stock                                       24              23
  Other                                               (14)              1
                                                  -------         -------
Cash (used) provided by Financing
  Activities                                           16             (44)
                                                  -------         -------
Cash used by Continuing Operations                   (138)            (38)
                                                  -------         -------

DISCONTINUED OPERATIONS:
Operating Activities                                  (75)            (66)
Investing Activities                                1,505             336
Financing Activities                               (1,664)           (407)
                                                  -------         -------
Cash used by Discontinued Operations                 (234)           (137)
                                                  -------         -------
Decrease in cash and cash equivalents                (372)           (175)
Cash and cash equivalents at beginning
  of period                                         1,248           1,554
Cash and cash equivalents at end of               -------         -------
  period                                          $   876         $ 1,379
                                                  =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid -- Continuing Operations            $    44         $    49
Interest paid -- Discontinued Operations               53             103
Income taxes paid                                      58              21



          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              --------------------------------------------------------

1.   GENERAL

     The financial statements include the accounts of Westinghouse Electric Corporation (Westinghouse) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions.

     In November 1992, the Corporation's Board of Directors adopted a plan (the
     Plan) that included exiting the financial services and other non-strategic businesses. The Corporation classified the operations of Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO) (collectively, Other Operations) and Financial Services as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions" (APB 30). Under this Plan, the disposition of The Knoll Group (Knoll) was scheduled to occur by the end of 1994 and WCI Communities, Inc. (WCI) by the end of 1995. Financial Services was comprised primarily of Westinghouse Credit Corporation (WCC) and Westinghouse Savings Corporation (WSAV), each a subsidiary of Westinghouse Financial Services, Inc. (WFSI) and the Corporation's leasing portfolio. During 1993, WFSI and WCC were merged into Westinghouse.

     In January 1994, the Corporation announced that the sale of WCI will be
     accelerated from 1995 into 1994 and Knoll is no longer for sale.   WCI
     will continue to be reported as part of Continuing Operations until the requirements of APB 30 are met. At that time, WCI will be classified as a discontinued operation and appropriate restatements will be made to the Corporation's financial statements. See note 5 to the financial statements.

     In the opinion of the management of the Corporation, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year.

     When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

2.   OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                                        Three Months Ended
                                                             March 31
                                                             --------
                                                        1994           1993
                                                        ----           ----
     Interest on securities                             $  5           $  4
     Operating results -
       nonconsolidated affiliates                         (1)            (2)
     Net gain on disposition
       of other assets                                    35              5
     Miscellaneous interest income                         -              1
     Foreign currency transaction and
       high-inflation translation effects                 (2)            (3)
     Miscellaneous other income and
       expenses, net                                       2              1
                                                        ----           ----
     Other income and expenses, net                     $ 39           $  6
                                                        ====           ====

     Gain on disposition of other assets for the first quarter of 1994 includes a gain of $32 million from the sale of two Sacramento radio stations.

3.   CHANGES IN ACCOUNTING PRINCIPLES

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

     The retroactive adoption of SFAS No. 112 resulted in a first quarter 1993 after-tax charge for postemployment benefits at January 1, 1993 of $56 million, or $.16 per share in 1993.

4.   INVENTORIES (in millions)

                                                      March 31       December 31
                                                        1994             1993
                                                        ----             ----
                                                     (unaudited)
     Raw materials                                      $   133         $    137
     Work in process                                      1,145              989
     Finished good                                           88              104
                                                        -------          -------
                                                          1,366            1,230
     Long-term contracts in process                         643              678
     Progress payments to subcontractors                    129              124
     Recoverable engineering and development
        costs                                               511              442
                                                        -------          -------
     Less:  Inventoried costs related to
            contracts with progress
             billings                                      (987)            (925)
                                                        -------         --------
     Inventories                                        $ 1,662         $  1,549
                                                        =======         ========

5.   DISCONTINUED OPERATIONS

     In November 1992, the Corporation announced the Plan that included exiting the financial services business through the disposition of its asset portfolios and the sale of other non-strategic businesses. The Plan provided for the sale of real estate and corporate finance portfolios over a three-year period and the run-off of the leasing portfolio over a longer period of time in accordance with contractual terms. Also, as part of the Plan, the Corporation was to divest the following other non-strategic operations: DCBU and WESCO; Knoll; and WCI. Financial Services, DCBU and WESCO have been accounted for as discontinued operations in accordance with APB 30.

     In January 1994, the Corporation announced that the planned sale of WCI will be accelerated from 1995 into 1994 and Knoll is no longer for sale. With respect to Knoll, the Corporation's strategy will now be directed to create shareholder value by continuing to operate this business.

     Since adoption of the Plan, the Corporation has made significant progress in disposing of Financial Services assets. Net portfolio investments have decreased from $5,534 at November 30, 1992 to $993 million at March 31, 1994, a decrease of $4,541 million.

     The Corporation completed the sale of DCBU, excluding its Australian subsidiary, to Eaton Corporation on January 31, 1994 for a purchase price of $1.1 billion and the assumption by the buyer of certain liabilities. The Corporation completed the sale of the Australian subsidiary in March 1994.

     The Corporation completed the sale of WESCO on February 28, 1994 to an affiliate of Clayton, Dubilier & Rice, Inc., a private investment firm, for a purchase price of approximately $340 million.

     A reserve for the estimated loss on the disposal of Discontinued Operations of $1,383 million, established in November 1992, consisted of an addition to the valuation allowance for Financial Services portfolios, estimated future results of operations and sales proceeds to be obtained from Discontinued Operations, as well as estimates as to the timing of the divestitures and assumptions regarding other relevant factors.

     In the fourth quarter of 1993, the Corporation recorded an additional provision for loss on disposal of Discontinued Operations of $148 million on a pre-tax basis or $95 million on an after-tax basis. This change in the estimated loss resulted from additional information, obtained through negotiation activity, regarding the expected selling prices of WESCO and the Australian subsidiary of DCBU. Also contributing to this provision was a decision to bulk sell a Financial Services residential development that the Corporation, upon adoption of the Plan, had intended to transfer to WCI for development. These matters and a revision to the estimated interest costs expected to be incurred by the Discontinued Operations during the disposal period resulted in the additional fourth quarter provision.

     The reserve for the estimated loss on the disposal of Discontinued Operations may require adjustment in future periods to reflect changes in any of the constituent elements, which may be affected by adverse economic, market or other factors beyond what was anticipated at March 31, 1994.

     Management has considered all of the above factors and believes that the reserve for the estimated loss on disposal of Discontinued Operations should be adequate. The adequacy of this reserve is evaluated each quarter, and the actual experience and any changes in expectations will be considered in determining whether adjustment to the reserve is required.


     Operating Results of Discontinued Operations
     (in millions) (unaudited)
                                            Financial     DCBU&
                                            Services      WESCO*     Total
                                            ---------     -----      -----
     Three Months Ended March 31, 1994

     Sales of products and services         $   14        $ 319      $ 333
     Net earnings (losses)                     (69)           4        (65)

     Three Months Ended March 31, 1993

     Sales of products and services          $ 107        $ 551      $ 658
     Net earnings (losses)                     (52)          10        (42)


     *Operating results of Discontinued Operations for DCBU and WESCO for the three months ended March 31, 1994 includes the operating results of DCBU for the one month ended January 31, 1994 and the operating results of WESCO for the two months ended February 28, 1994, their respective dates of sale.

     See Management's Discussion and Analysis - Results of Operations for additional information.

     The assets and liabilities of Discontinued Operations have been separately classified in the condensed consolidated balance sheet as net liabilities of Discontinued Operations. A summary of these assets and liabilities follows:



NET LIABILITIES OF DISCONTINUED OPERATIONS

                                                 March 31       December 31
                                                   1994            1993*
 (in millions)                                     ----             ----
                                                (unaudited)
 ASSETS:
 Cash and cash equivalents                        $  377          $   611
 Other current assets                                 12              742
 Portfolio investments, net                          993            1,127
 Plant and equipment, net                              4              360
 Accrued estimated gain on sale of
   Discontinued Operations                             -              441
 Accrued operating income, net                         -               19
 Deferred income taxes                               411              415
 Other assets                                        255              375
                                                  ------          -------
 Total assets -- Discontinued
   Operations                                      2,052            4,090
                                                  ------          -------
 LIABILITIES:
 Short-term debt                                     700            2,373
 Current maturities of long-term debt                770              774
 Other current liabilities                            36              338
 Long-term debt                                      643              647
 Other liabilities and accrued
   operating expenses                                114              169
                                                  ------          -------
 Total liabilities and minority
    interest -- Discontinued Operations            2,263            4,301
                                                  ------          -------
 Net liabilities of
    Discontinued Operations                       $  211          $   211
                                                  ======          =======


       *Certain amounts have been reclassified for comparative purposes.

FINANCIAL SERVICES PORTFOLIO INVESTMENTS

Portfolio Investments by Category of Investment and Financing at March 31, 1994 and December 31, 1993 are summarized in the following table.

                                                          At March 31, 1994
                                      --------------------------------------------------------
                                      Real
(in millions) (unaudited)             Estate           Corporate        Leasing          Total
                                      ------           ---------        -------          -----
Receivables                           $    37          $    23          $   945          $1,005
Real estate properties                    123                -                -             123
Investments in partnerships
 and other entities                       222                1               39             262
Nonmarketable equity securities             -               15                -              15
                                      -------          -------          -------          ------
Portfolio investments                     382               39              984           1,405
Valuation allowance                      (354)             (12)             (46)           (412)
                                      -------          -------          -------          ------
Portfolio investments, net            $    28          $    27          $   938          $  993
                                      =======          =======          =======          ======


                                                         At December 31, 1993
                                      --------------------------------------------------------
                                      Real
(in millions)                         Estate           Corporate        Leasing          Total
                                      ------           ---------        -------          -----
Receivables                           $    46          $    47          $   969          $1,062
Real estate properties                    141                -                -             141
Investments in partnerships
 and other entities                       212               82               39             333
Nonmarketable equity securities             -               15                -              15
                                      -------          -------          -------          ------
Portfolio investments                     399              144            1,008           1,551
Valuation allowance                      (353)             (26)             (45)           (424)
                                      -------          -------          -------          ------
Portfolio investments, net            $    46          $   118          $   963          $1,127
                                      =======          =======          =======          ======


Leasing portfolio investments at March 31, 1994 included $945 million of receivables and $39 million of partnerships. Leasing receivables consist of direct financing and leveraged leases. At March 31, 1994, 78% of leasing receivables related to aircraft and 19% related to cogeneration facilities.

Certain leasing receivables classified as performing and totalling $137 million at March 31, 1994 have been identified by management as potential problem receivables. Management believes that the characterization of receivables as potential problems is mitigated by the valuation allowance attributed to such receivables at March 31, 1994.

At March 31, 1994, the Corporation's leasing portfolio included approximately $120 million of leasing receivables, primarily leveraged, related to aircraft leased by USAir, Inc., a major U.S. airline. Such leasing receivables were current as to payments and performing in accordance with contractual terms at March 31, 1994, and are not considered to be potential problem receivables.

Investments in partnerships were comprised primarily of the Corporation's investment in LW Real Estate Investments, L.P. (LW) which totalled $133 million at March 31, 1994 and represented a 44% limited partnership interest. LW was formed in April 1993 and purchased over half of Financial Services commercial real estate assets in several transactions during the remainder of 1993. An affiliate of the investment banking firm, Lehman Brothers, is the general partner. Real estate properties were acquired through foreclosure proceedings or represent "in-substance" foreclosures and are being operated by Financial Services or contracted professional management until sold. Real estate receivables consist of loans for commercial and residential real estate properties and were comprised primarily of residential loans at March 31, 1994.

The Plan calls for the run-off of the leasing portfolio in accordance with contractual terms. Management expects a significant portion of the Corporation's investment in LW and any remaining real estate assets to be liquidated by the end of 1995. The remaining corporate assets are expected to be liquidated during the remainder of 1994.

Non-earning receivables at March 31, 1994 totalled $41 million. There were no reduced earning receivables at March 31, 1994. The difference between the income for the first quarter of 1994 that would have been earned on non-earning receivables at March 31, 1994, and the income that was actually earned, was not significant.

Financial Services had issued various loan or investment commitments, guarantees, standby letters of credit and standby commitments. These commitments totalled $97 million at March 31, 1994. Management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.

The following table is a reconciliation of the valuation allowance for portfolio investments for the three months ended March 31, 1994.

VALUATION ALLOWANCE FOR PORTFOLIO INVESTMENTS
(in millions) (unaudited)

                                                  Portfolio                     Percent of
                                  Beginning       Investments         Ending    Portfolio
                                   Balance        Written Off        Balance    Investments
                                   -------        -----------        -------    -----------
Category of Financing:
Real estate                       $    353         $      1         $    354       92.6%
Corporate                               26              (14)              12       29.5%
Leasing                                 45                1               46        4.7%
                                    ------           ------           ------
Total                             $    424         $    (12)        $    412       29.4%
                                    ======           ======           ======


During the first quarter of 1994, portfolio investments written off represented 0.8% of average outstanding portfolio investments. Investments written off during the first quarter of 1994 usually resulted from the disposition of the asset for cash.

6.   CONTINGENT LIABILITIES AND COMMITMENTS

     URANIUM SETTLEMENTS

        The Corporation had previously provided for all estimated future costs associated with the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes uranium settlement assets and reserves for estimated future costs. The remaining balance at March 31, 1994, is deemed adequate considering all facts and circumstances known to management. The future obligations require providing specific quantities of uranium and products and services over a period extending beyond the year 2010. Variances from estimates which may occur will be considered in determining if an adjustment of the liability is necessary.

     LITIGATION

     Republic of the Philippines and National Power Corporation

     In December 1988, the Republic of the Philippines (Philippines) and National Power Corporation of the Philippines (NPC) (collectively, the Republic) filed a 15 count lawsuit in the United States District Court
     (USDC) for the District of New Jersey against the Corporation in connection with the construction of a nuclear power plant in the Philippines. In 1989, the USDC stayed substantially all of the complaint pending arbitration by the International Chamber of Commerce (ICC) in Geneva, Switzerland. The USDC did not grant a stay with respect to the one count in the complaint alleging intentional interference with a fiduciary relationship. A jury verdict with respect to this count was rendered in favor of the Corporation on May 18, 1993. The Republic has stated its intention to appeal this verdict.

     The Philippines and NPC challenged the jurisdiction of the ICC, claiming the contract was invalid due to the alleged bribery in the procurement of the contract. In December 1991, the ICC arbitration panel issued an award finding that the NPC had failed to carry its burden of proving an alleged bribery by the Corporation. The panel thereby concluded that the arbitration clauses and the contracts were valid and the panel had jurisdiction over the disputes remaining before it with respect to NPC. The panel concluded that it did not have jurisdiction over the Philippines. NPC, in an attempt to attack the ICC decision regarding jurisdiction and contract validity, filed an action for annulment with the Swiss Federal Supreme Court which was not successful. Arbitration with respect to the remaining disputes before the ICC is ongoing.


     Steam Generators

     At present, there are six pending actions brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. One previous action which was pending in 1993 was resolved in the first quarter through a settlement with the utility. Westinghouse is also a party to six agreements with utilities or utility plant owners' groups which toll the statute of limitations regarding their steam generator tube degradation claims and permit the parties time to engage in discussions. The parties have agreed that no litigation will be initiated for an agreed upon period of time as set forth in the respective tolling agreements. The term of each tolling agreement varies. Westinghouse has notified its insurance carriers of the pending steam generator actions and claims. While some of the carriers have denied coverage in whole or in part, most have reserved their rights with respect to obligations to defend and indemnify the Corporation. The coverage is the subject of litigation between the Corporation and these carriers.

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

     PRP Sites

     With regard to remedial actions under federal and state superfund laws, the Corporation has been named as a PRP at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimus. However, the Corporation may have varying degrees of cleanup responsibilities at 52 of these sites, excluding those discussed in the preceding sentence. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes the total remaining probable costs which the Corporation could incur for remediation of these sites as of March 31, 1994 are approximately $63 million, all of which has been accrued. These remediation actions are expected to occur over a period of several years. As the remediation activities progress, additional information may be obtained which may require additional investigations or an expansion of the remediation activities. This may result in an increase in site remediation costs; however, until such time as additional requirements are identified during the remediation process, the Corporation is unable to reasonably estimate what those costs might be.

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

     If necessary permits were to be granted and the Consent Decree fully implemented in its present form, the Corporation estimates that its total remaining cost would be approximately $300 million at March 31, 1994.
     As part of the Consent Decree, and in addition to burning contaminated materials, the incinerator would also be used to burn municipal solid waste and generate electricity which would be purchased by various public utilities. The Corporation would receive revenues from tipping fees and sale of electricity which are estimated to be approximately $210 million. The Consent Decree also provides the City with an option to purchase the incinerator after the remediation is completed. The Corporation has assumed that proceeds from the sale of the incinerator would be in the range of $100 million to $160 million. Based on the above estimates, the Corporation continues to believe that the ultimate net cost of the environmental remediation under the present terms of the Consent Decree would not result in a material adverse effect on its future financial condition or results of operations.

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

     The Corporation has or will have responsibilities for environmental remediation such as dismantling incinerators, decommissioning nuclear licensed sites, and other similar commitments at various sites. The Corporation has estimated total potential cost to be incurred for these actions to be approximately $133 million, of which $37 million had been accrued at March 31, 1994. The Corporation's policy is to accrue these costs over the estimated lives of the individual facilities which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $6 million.

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

     FINANCING COMMITMENTS -- DISCONTINUED OPERATIONS

     Financial Services commitments with off-balance-sheet credit risk represent financing commitments to provide funds, including loan or investment commitments, guarantees, standby letters of credit and standby commitments, generally in exchange for fees. The remaining commitments have fixed expiration dates from 1994 through 2002.

     At March 31, 1994, Financial Services commitments with off-balance sheet credit risk totalled $97 million compared to $111 million at year-end 1993. Of the $97 million of commitments at March 31, 1994, $86 million were guarantees, credit enhancements and other standby agreements, and $11 million were commitments to extend credit. Of the $111 million of commitments at year-end 1993, $90 million were guarantees, credit enhancements and other standby agreements and $21 million were commitments to extend credit. Management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.

     FINANCING COMMITMENTS -- CONTINUING OPERATIONS

     During 1993, $76 million of guarantees were transferred from Financial Services to Continuing Operations. These guarantees were issued primarily to improve the salability of securities of Financial Services corporate customers and are collateralized by the assets of the customer. Management does not expect the Corporation to be required to fund these guarantees.

     WCI was contingently liable at March 31, 1994 under guarantees for $60 million of sewer and water district borrowings. The proceeds of the borrowings were used for sewer and water improvements on residential and commercial real estate projects of WCI. Management expects these borrowings to be repaid as the projects are completed and sold, and the guarantees for such borrowings to expire unfunded.


     OTHER COMMITMENTS
     The Corporation's other commitments consisting primarily of those for the purchase of plant and equipment are not material.

7.   SHAREHOLDERS' EQUITY

     In March 1994, the Corporation sold, in a private placement, 36,000,000 depositary shares at $14.44 per share. Each of the depositary shares represents ownership of one-tenth of a share of the Corporation's $1 par value Series C Conversion Preferred Stock (C Preferred) and entitles the owner to all of the proportionate rights, preferences and privileges of the C Preferred.

     The net proceeds to the Corporation, after commissions, fees, and out-of-pocket expenses, totalled $505 million which was used to reduce short-term debt. As a result of the transaction, par value of C Preferred was established for $4 million, and capital in excess of par was increased by $501 million.

     The C Preferred shares were treated as a common stock equivalent for the calculation of earnings per share for the first quarter of 1994.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Orders entered for the first quarter of 1994 were down $192 million from the first quarter of 1993. The first quarter of 1993 included several large orders in Electronic Systems and Power Generation. Backlog was up $114 million in the first quarter of 1994 compared to the same period last year.

Sales of products and services and operating profit were down $277 million and $81 million, respectively, for the first quarter of 1994 compared to the same period of last year.

Income from Continuing Operations was $36 million for the first quarter of 1994, compared to $59 million for the first quarter of 1993. The Corporation had net income of $36 million for the first quarter of 1994, compared to $3 million for the same period in 1993. Included in net income for the first quarter of 1994 was a gain of $32 million from the sale of two Sacramento radio stations. The first quarter 1993 net income included a $56 million after-tax charge for the cumulative effect of a change in accounting for postemployment benefits (SFAS No. 112). See Part I, Item 1, note 3 of this report.

Earnings per share were $.07 for the first quarter of 1994 compared to a loss of $.02 for the first quarter of 1993. Earnings per share for the first quarter of 1994 were all from Continuing Operations.

The loss per share for the first quarter of 1993 included earnings of $.14 per share from Continuing Operations and a charge of $.16 per share from the cumulative effect of a change in accounting for postemployement benefits, or a net loss of $.02 per share.

In March 1994, the Corporation sold, in a private placement, 36,000,000 depositary shares, representing 3,600,000 shares of its $1 par value Series C Conversion Preferred Stock (C Preferred). See Liquidity and Capital Resources - Overview. The C Preferred was treated as a common stock equivalent in the calculation of earnings per share for the first quarter of 1994.

In June 1992, the Corporation sold 32,890,000 depositary shares, representing 8,222,500 shares of the Corporation's $1 par value Series B Conversion Preferred Stock (B Preferred). The B Preferred was treated as preferred stock in the calculation of earnings per share for the first quarters of 1993 and 1994.

On January 11, 1994, the Corporation announced a charge totalling $350 million for restructuring of its continuing businesses, which included costs directly related to employment reductions which are comprised of approximately $225 million related to separation costs for 3,400 employees, approximately $35 million associated with asset writedowns, and approximately $45 million for facility closedown and rationalization costs. The remaining portion of the $350 million charge was approximately $45 million related to process and product redesign or reengineering. The Corporation anticipated that actions resulting from implementation of its restructuring plan, directed to improving productivity and operating performance, would result in the reduction of approximately 6,000 employees, which includes the previously-discussed 3,400 separations and an additional 2,600 reductions expected to result from normal attrition. Through the end of March 1994, employee reductions as a result of implementing the restructuring plan totalled 1,100 employees. The 3,400 employee separations that were included as part of the restructuring charge are expected to result in annual pre-tax savings of approximately $100 million primarily through reduced employment costs. A substantial portion of this annual savings is expected to be realized in 1994 and approximately $300 million over the three-year period ending December 31, 1996. Additional savings will be realized as the anticipated reductions resulting from normal attritions occur over the next two years. Total cash expenditures for restructuring through 1996 are expected to approximate $270 million with expenditures of approximately $180 million in 1994, $55 million in 1995 and $35 million in 1996. During the first quarter of 1994, charges against the reserve totalled $85 million and consisted primarily of asset writedowns and employee separation costs. Cash expenditures for restructuring during the first quarter of 1994 totalled $14 million.

Also on January 11, 1994, the Corporation announced plans to dispose of certain non-strategic businesses including parts of the former Environmental Services business unit and certain businesses in the Industrial Products and Services business unit and recorded a $215 million charge during the fourth quarter of 1993. This charge included all associated costs anticipated to be incurred in disposing of these businesses, including estimates for the cost of certain possible environmental remediation which may result from the selling process. Estimated sales proceeds for these businesses of approximately $175 million were determined from various sources, including offers contained in bona fide letters of interest received from third parties, estimates from investment banking firms retained by the Corporation or certain internal sources. Also included in the $215 million charge is approximately $20 million for the writedown of certain assets related to discontinued projects. In May 1994, the Corporation completed the sale of Controlmatic, which has principal operations in Germany, Switzerland, Austria and Italy. The Corporation continues to pursue the disposition of the remaining non-strategic businesses. Through March 1994, charges against the reserve for disposition totalled $20 million.

In November 1992, the Corporation announced a plan (the Plan) that included exiting the financial services business through the disposition of its asset portfolios and the sale of other non-strategic businesses. The Plan provided for the sale of real estate and corporate finance portfolios over a three-year period and the run-off of the leasing portfolio over a longer period of time in accordance with contractual terms. Also, as part of the Plan, the Corporation was to divest the following other non-strategic operations: Distribution and Control Business Unit (DCBU); Westinghouse Electric Supply Company (WESCO); The Knoll Group (Knoll); and WCI Communities, Inc. (WCI). Financial Services, DCBU and WESCO have been accounted for as discontinued operations in accordance with APB 30.

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

Since adoption of the Plan, the Corporation has made significant progress in disposing of Financial Services assets. Net portfolio investments have decreased from $5,534 million at November 30, 1992 to $993 million at March 31, 1994, a decrease of $4,541 million.

The Corporation completed the sale of DCBU, excluding its Australian subsidiary, to Eaton Corporation on Janury 31, 1994 for a purchase price of $1.1 billion and the assumption by the buyer of certain liabilities. The Corporation completed the sale of the Australian subsidiary in March 1994.

The Corporation completed the sale of WESCO on February 28, 1994 to an affiliate of Clayton, Dubilier & Rice, Inc., a private investment firm, for a purchase price of approximately $340 million.

The reserve for the estimated loss on the disposal of Discontinued Operations of $1,383 million, established in November 1992, consisted of an addition to the valuation allowance for Financial Services portfolios, estimated future results of operations and sales proceeds to be obtained from Discontinued Operations, as well as estimates as to the timing of the divestitures and assumptions regarding other relevant factors.

In the fourth quarter of 1993, the Corporation recorded an additional provision for loss on disposal of Discontinued Operations of $148 million on a pre-tax basis or $95 million on an after-tax basis. This change in the estimated loss resulted from additional information, obtained through negotiation activity, regarding the expected selling prices of WESCO and the Australian subsidiary of DCBU. Also contributing to this provision was a decision to bulk sell a Financial Services residential development that the Corporation, upon adoption of the Plan, had intended to transfer to WCI for development. These matters and a revision to the estimated interest costs expected to be incurred by the Discontinued Operations during the disposal period resulted in the additional fourth quarter provision.

The reserve for the estimated loss on the disposal of Discontinued Operations may require adjustment in future periods to reflect changes in any of the constituent elements, which may be affected by adverse economic, market or other factors beyond what was anticipated at March 31, 1994.

Management believes that the reserve for the estimated loss on disposal of Discontinued Operations should be adequate. The adequacy of this reserve is evaluated each quarter, and the actual experience and any changes in expectations will be considered in determining whether adjustment to the reserve is required.

RESULTS OF OPERATIONS

Continuing Operations
- - ---------------------
The Corporation's Continuing Operations have been realigned so that each core business is now reported as a separate segment. As a result, the former Power Systems segment will be replaced by separate segments for Energy Systems and Power Generation and the former Industries segment will be replaced by separate segments for Thermo King and Other Businesses. Other Businesses includes those businesses that have been identified for sale - the Industrial Products and Services business unit, Resource Energy Systems and Controlmatic. Resource Energy Systems and Controlmatic were formerly part of the Government and Environmental Services segment. Westinghouse Communications has been transferred to the Broadcasting segment.

                              Segment Results
                              ---------------
                         (in millions) (unaudited)


                                       Three Months Ended
                                            March 31
                                           1994                     1993              % Change
                                           ----                     ----              --------
Broadcasting
 Orders                                 $  190.5                  $  178.7                6.6%
 Backlog                                     -                         -                  -
 Sales                                     190.5                     178.7                6.6%
 Operating Profit (Loss)                    33.7                      26.5               27.2%
   Operating Profit Margin                  17.7%                     14.8%               N/A

Electronic Systems
 Orders                                 $  386.9                  $  628.6              -38.5%
 Backlog                                 3,773.8                   3,963.8               -4.8%
 Sales                                     449.9                     596.0              -24.5%
 Operating Profit (Loss)                    39.4                      52.0              -24.2%
    Operating Profit Margin                  8.8%                      8.7%               N/A

Government and Environmental
Services
 Orders                                 $   67.6                  $   63.2                7.0%
 Backlog                                    86.3                      36.5              136.4%
 Sales                                      83.8                      76.5                9.5%
 Operating Profit (Loss)                    10.0                      19.7              -49.2%
    Operating Profit Margin                 11.9%                     25.8%               N/A

Thermo King
 Orders                                 $  248.0                  $  223.0               11.2%
 Backlog                                   223.2                     173.8               28.4%
 Sales                                     186.8                     174.6                7.0%
 Operating Profit (Loss)                    26.8                      25.7                4.3%
    Operating Profit Margin                 14.3%                     14.7%               N/A

Energy Systems
 Orders                                 $  368.3                  $  293.2               25.6%
 Backlog                                 2,682.1                   2,470.3                8.6%
 Sales                                     236.0                     314.6              -25.0%
 Operating Profit (Loss)                    (8.3)                     46.8             -117.7%
    Operating Profit Margin                 -3.5%                     14.9%               N/A

Power Generation
 Orders                                 $  463.2                  $  547.2              -15.4%
 Backlog                                 2,185.5                   2,161.0                1.1%
 Sales                                     291.6                     388.9              -25.0%
 Operating Profit (Loss)                   (25.9)                    (23.1)             -12.1%
    Operating Profit Margin                 -8.9%                     -5.9%               N/A

                                        Three Months Ended
                                             March 31
                                            1994                     1993              % Change
                                            ----                     ----              --------
Knoll
 Orders                                  $  117.3                 $   117.1                0.2%
 Backlog                                    104.3                      95.5                9.2%
 Sales                                      117.5                     119.2               -1.4%
 Operating Profit (Loss)                    (15.0)                    (10.2)             -47.1%
    Operating Profit Margin                 -12.8%                     -8.6%               N/A

WCI
 Orders                                  $   56.2                 $    43.9               28.0%
 Backlog                                     -                          -                 -
 Sales                                       56.2                      43.9               28.0%
 Operating Profit (Loss)                     12.9                      10.8               19.4%
    Operating Profit Margin                  23.0%                     24.6%               N/A

Other Businesses
 Orders                                  $  128.3                 $   132.1               -2.9%
 Backlog                                    758.9                     805.3               -5.8%
 Sales                                      130.5                     129.8                0.5%
 Operating Profit (Loss)                    (13.1)                     (1.6)               N/A
    Operating Profit Margin                 -10.0%                     -1.2%               N/A

Corporate and Other
 Orders                                  $   25.4                 $    18.5               37.3%
 Backlog                                     73.7                      52.1               41.5%
 Sales                                       34.5                      33.5                3.0%
 Operating Profit (Loss)                      4.9                      (0.3)               N/A
    Operating Profit Margin                  14.2%                     -0.9%               N/A

Intersegment
 Orders                                  $  (38.0)                $   (40.2)               5.5%
 Backlog                                    (33.4)                    (18.0)             -85.6%
 Sales                                      (34.6)                    (36.3)               4.7%

Total - Continuing Operations
 Orders                                  $2,013.7                 $ 2,205.3               -8.7%
 Backlog                                  9,854.4                   9,740.3                1.2%
 Sales                                    1,742.7                   2,019.5              -13.7%
 Operating Profit (Loss)                     65.4                     146.3              -55.3%
    Operating Profit Margin                   3.7%                      7.2%               N/A



Broadcasting

Broadcasting's sales and operating profits were up $12 million and $7 millon, respectively, in the first quarter compared to the same period of 1993. Television benefited from increased advertising demand, revenues from the Winter Olympics, improving performance on the West Coast and cost reductions. Radio's sales were down slightly in the first quarter of 1994 compared to 1993 due to fewer radio stations in the portfolio during the first quarter of 1994. Radio's operating profit was up substantially as revenues for the radio stations remaining in the portfolio were up and cost reductions continue to benefit performance. Westinghouse Communications had strong revenue and operating profit growth due to the continued expansion of its customer base.

Electronic Systems

Orders and backlog for Electronic Systems were down $242 million and $190 million, respectively, in the first quarter of 1994 compared to 1993. Orders for the first quarter of 1993 included a significant order for $240 million for an international defense system.

Sales declined by $146 million and operating profit declined $13 million primarily due to lower sales on Department of Defense (DoD) contracts in 1994 and the favorable effect in 1993 of sales from the cancellation of the Airborne Self-Protection Jammer program.

Electronic Systems business is influenced by changes in the budgetary plans and procurement policies of the U.S. government. Reductions in defense spending and program cancellations in recent years have adversely affected and are likely to continue to adversely affect the results of this segment. DoD revenues are expected to be lower in 1994 than in 1993.


Government and Environmental Services

Orders were up $4 million in the first quarter of 1994 compared to the first quarter of 1993 primarily due to additional state and federal government remediation orders and orders resulting from the addition of a new facility to recycle radioactive metals. Backlog was up $50 million mainly due to the addition to the backlog in the second half of 1993 of a $40 million order for special material handling containers which will be liquidated over the next several years and additional state and federal government remediation orders throughout 1993 and 1994.

Sales were up $7 million for the first quarter of 1994 compared with the same period last year. Operating profits were down $10 million for the same period as higher prices in the backlog for hazardous waste incineration in 1993, continued weakness in the remediation services market and price pressure in hazardous waste incineration contributed to lower margins.


Thermo King

Orders and backlog were up $25 million and $49 million, respectively, in the first quarter of 1994 compared to the first quarter of 1993 reflecting a strong North American truck and trailer market and improvements in European orders.

Sales were up $12 million and operating profit increased about $1 million for the quarter due to higher sales in the truck and trailer operations and service parts.

Energy Systems

Orders were up $75 million and backlog was up $212 million for the first quarter of 1994 compared to the first quarter of 1993. The increase in orders was primarily due to international growth initiatives.

Sales and operating profit for Energy Systems were down $79 million and $55 million, respectively, in the first quarter of 1994 compared to the same period of last year due primarily to decreased licensee income and the favorable effect of a change in accounting for nuclear fuel revenues in 1993.


Power Generation

Orders were down $84 million and backlog was up $25 million in the first quarter of 1994 compared to the first quarter of 1993. The first quarter of 1993 included a concentration of several large project orders.

Sales declined $97 million and operating losses increased by $3 million primarily due to lower project sales, lower volume in service and combustion turbine new apparatus manufacturing partially offset by cost reductions.

Knoll

Orders for the first quarter of 1994 were flat compared to the first quarter of 1993 while backlog was up $9 million due primarily to the addition in 1993 of several large orders with longer term shipping schedules.

Sales were down $2 million and operating loss increased by $5 million in the first quarter of 1994 compared to the same period last year. Increased marketing and sales expense associated with the launch of new products and the increased distribution efforts, along with continued weakness in the European market were the primary contributors to the decreases.


WCI

Sales and operating profit in the first quarter of 1994 were up by $12 million and $2 million, respectively, compared to the first quarter of 1993 primarily due to the continued strong South Florida market.

Other Businesses

Orders and backlog were down $4 million and $46 million, respectively, in the first quarter of 1994 compared to the same period in 1993. The reduction in backlog is primarily due to a liquidation of Resource Energy Systems backlog as current period sales are recognized and no new project orders are entered.

Sales were flat and the operating loss increased by $12 million due to lower margins for Resource Energy Systems, Controlmatic and Westinghouse Motor Company.

Discontinued Operations
- - -----------------------

Financial Services

Financial Services revenues for the first quarter of 1994 were significantly lower than for the same period of last year. The decrease in revenue reflects a substantial reduction of portfolio investments through asset dispositions.

At March 31, 1994, Financial Services portfolio investments totalled $1,405 million and included the Corporation's leasing portfolio and the remaining real estate and corporate assets. The Plan calls for the run-off of the leasing portfolio in accordance with contractual terms. The remaining real estate assets are primarily comprised of the Corporation's investment in LW Real Estate Investments, L.P. (LW). Management expects its investment in LW and any remaining real estate assets to be liquidated by the end of 1995. Management expects the remaining corporate assets to be liquidated during 1994.

During the first quarter of 1994 Financial Services disposed of portfolio investments for approximately $133 million in cash. The cash proceeds from asset sales were primarily used to reduce debt of Discontinued Operations.

Financial Services had issued various loan or investment commitments, guarantees, standby letters of credit and standby commitments. These commitments totalled $97 million at March 31, 1994. The Corporation's efforts to reduce assets and debt were negatively impacted by these commitments. However, management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.

Certain leasing receivables classified as performing and totalling $137 million at March 31, 1994, have been identified by management as potential problem receivables. Management believes that the characterization of such receivables as potential problems is mitigated by the valuation allowance attributed to such receivables at March 31, 1994.

At March 31, 1994, the Corporation's leasing portfolio included approximately $120 million of leasing receivables, primarily leveraged, related to aircraft leased by USAir, Inc., a major U.S. airline. Such leasing receivables were current as to payments and performing in accordance with contractual terms at March 31, 1994, and are not considered to be potential problem receivables.

LIQUIDITY AND CAPITAL RESOURCES

Overview
- - --------
The Corporation's liquidity has improved through the disposition of Financial Services assets ahead of schedule, the sale of DCBU and WESCO, and a $520 million preferred stock offering. Management believes that the net proceeds anticipated from the continued disposition of assets of Discontinued Operations, WCI and certain identified non-strategic businesses, as well as cash flow from Discontinued Operations until sold, will be sufficient but not in excess of the liquidity required to fund Discontinued Operations, including the repayment of its debt. Other sources of liquidity generally available to the Corporation include available levels of cash and cash equivalents, unused borrowing capacity under the Corporation's revolving credit facility, cash flow from the operations of Continuing Operations and borrowings from other sources, including funds from the capital markets, subject to then existing market conditions and other considerations.

Significant progress was made during the first quarter of 1994 in reducing the Corporation's net debt (total debt less cash and cash equivalents). Net debt at March 31, 1994 totalled $3,321 million, a reduction of $1,781 million from $5,102 million at December 31, 1993. The principal sources of cash for this reduction were the sale of DCBU and WESCO for total cash proceeds of approximately $1.4 billion as discussed below, the issuance of approximately $520 million of the Corporation's C Preferred with net proceeds of $505 million, and the sale of Financial Services assets during the first quarter of 1994 for approximately $133 million.

During March 1994, the Corporation sold, in a private placement pursuant to Rule 144A of the Securities Act of 1933, 36,000,000 depositary shares, representing 3,600,000 shares of C Preferred. Each depositary share will automatically convert into one share of common stock on June 1, 1997, unless called on May 30, 1997 by the Corporation or redeemed at any time prior to June 1 by the holder. If called by the Corporation, each depositary share will convert into common stock at a rate between .885 and 1 share. If redeemed by the holder, each depositary share will convert into .885 of a share of common stock. The stock carries an annual dividend of $1.30 per depositary share or $13.00 per C Preferred payable on the same quarterly schedule as the Corporation's common stock dividend. Dividends are cumulative and must be declared by the Board of Directors to be payable. Net proceeds from the offering totalled $505 million and were used to reduce short-term debt.

The Corporation completed the sale of DCBU, excluding its Australian subsidiary, to Eaton Corporation on January 31, 1994, for a purchase price of $1.1 billion. The proceeds were used primarily to reduce debt of Discontinued Operations.

The Corporation completed the sale of WESCO on February 28, 1994 to an affiliate of Clayton, Dubilier & Rice, Inc., a private investment firm, for
approximately $340 million.   The proceeds of approximately $340 million were
comprised of approximately $275 million in cash, approximately $50 million in first mortgage notes and the remainder in stock and options in the new company. Cash proceeds were used primarily to reduce debt of Discontinued Operations.

On August 26, 1992, Westinghouse filed a registration statement on Form S-3 for the issuance of up to $1 billion of Westinghouse debt securities. At March 31, 1994, $400 million of this shelf registration was unused.

Prior to the adoption of the Plan, Financial Services entered into interest rate and currency exchange agreements to manage the interest rate and currency risk associated with various debt instruments. No transactions were speculative in nature or leveraged. Given their nature, these agreements have been accounted for as hedging transactions. At March 31, 1994, the notional amount of interest rate and currency exchange agreements outstanding totalled approximately $1.3 billion with an average remaining maturity of 1.3 years.


The Corporation's foreign exchange exposure policy includes selling in national currencies where possible, and hedging those transactions in excess of $250,000 occurring in currencies other than those of the originating country. In addition, the Corporation's accounting policies require translation of local currency financial statements of subsidiaries in highly inflationary and unstable economies into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," in order to minimize foreign exchange rate risks and provide for appropriate accounting treatment where exchange rates are most volatile.

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, the combined total sales for those operations were less than 0.5% of the Corporation's sales for the first three months of 1994. Any translation adjustments resulting from converting the local currency balance sheets and income statements of designated hyperinflationary subsidiaries into U.S. dollars are recorded as period costs in accordance with SFAS No. 52.


Revolving Credit Facility
- - -------------------------
In December 1991, the Corporation entered into a $6 billion revolving credit agreement (revolver) with a syndicate of domestic and international banks. This facility expires in December 1994. The revolver is available for use by the Corporation subject to the maintenance of certain financial ratios and compliance with other covenants and subject to there being no material adverse change with respect to the Corporation taken as a whole. Among other things, the covenants place restrictions on the incurrence of liens, the amount of debt on a consolidated basis and at the subsidiary level, and the amount of contingent liabilities. The covenants also require the maintenance of a maximum leverage ratio, minimum interest coverage ratios and a minimum consolidated net worth. Certain of the covenants become more restrictive over the term of the revolver. At March 31, 1994, the Corporation was in compliance with these covenants. See Financing Activities for a discussion of interest costs and fees related to this facility.

The borrowing status of this facility at March 31, 1994 and December 31, 1993 is presented in the following table.

Borrowing Status of Revolving Credit Facility (in millions)

                                            At                        At
                                       March 31,1994           December 31,1993
                                      --------------           -----------------
Commitment Level                         $ 3,000                    $ 4,000
Borrowings                                  (700)                    (2,855)
                                         -------                    -------
Availability before letters
  of credit                                2,300                      1,145
Letters of credit issued under
  revolving credit facility                 (149)                      (149)
                                         -------                    -------
Availability                             $ 2,151                    $   996
                                         =======                    =======


During 1993, the Corporation and the bank syndicate negotiated certain amendments to the revolver wherein the Corporation agreed to reduce the commitment level by a total of $2 billion in 1993 to $4 billion and by an additional $500 million upon completion of the sale of DCBU. The sale of DCBU was completed in January 1994. The Corporation decided to reduce the commitment level by an additional $500 million in February 1994, reducing the total commitment level to $3 billion at March 31, 1994. On April 7, 1994, the Corporation further reduced the commitment level by an additional $500 million, to $2.5 billion.

During the first quarter of 1994, the Corporation made several repayments of borrowings under the revolver totalling $2,155 million. The primary sources of cash for these repayments were the total cash proceeds of approximately $1.4 billion received from the sale of DCBU and WESCO, the $505 million of net cash proceeds from the issuance of the Corporation's C Preferred in March 1994, and approximately $133 million of proceeds from the sale of Financial Services assets. Of the $2,155 million of total repayments during the first quarter of 1994, $1,655 million related to Discontinued Operations and $500 million related to Continuing Operations. At March 31, 1994, there were no borrowings under the revolver related to Continuing Operations.

The Corporation intends to negotiate a revolving credit facility during 1994 to replace its existing facility prior to expiration. The replacement facility is expected to have a commitment level of $2 billion to $3 billion with terms and conditions based upon market conditions existing at the time of negotiation.

Operating Activities
- - --------------------
Cash used by operating activities of Continuing Operations was $168 million for the first quarter of 1994, a decrease of $207 million from the amount provided in the same period in 1993.

Cash used by operating activities of Discontinued Operations was $75 million for the first quarter of 1994, an increase of $9 million from the amount used in the first quarter of 1993.

Investing Activities
- - --------------------
Excluding cash used by Discontinued Operations, investing activities of Continuing Operations provided $25 million of cash in the first quarter of 1994, compared to $33 million of cash used in the same period in 1993. The principal source of this improvement was the sale of two radio stations during the first quarter of 1994.

Investing activities of Discontinued Operations provided $1,505 million of cash during the first quarter of 1994 compared to $336 million of cash provided for the same period in 1993. The primary reasons for this increase in cash provided by the investing activities of Discontinued Operations was the sale of DCBU and WESCO during the first quarter of 1994. See Overview above.


Financing Activities
- - --------------------
Total debt of the Corporation was $4,197 million at March 31, 1994, a decrease of $2,153 million from $6,350 million at December 31, 1993. Cash and cash equivalents of the Corporation were $876 million at March 31, 1994, a decrease of $372 million from $1,248 million at December 31, 1993.

Short-term debt, including current maturities of long-term debt, of the Corporation totalled $1,672 million at March 31, 1994 compared to $3,818 million at December 31, 1993. This decrease is primarily attributable to the repayment of $2,155 of revolver borrowings during the first quarter of 1994.

Short-term debt, including current maturities of long-term debt, of Continuing Operations was $202 million at March 31, 1994 compared to $671 million at December 31, 1993. This decrease is primarily attributed to the repayment of $500 million of Continuing Operations revolver borrowings during the first quarter of 1994 resulting from the receipt of proceeds from the preferred equity offering.

Short-term debt, including current maturities of long-term debt, of Discontinued Operations totalled $1,470 million at March 31, 1994 compared to $3,147 million at December 31, 1993, a decrease of $1,677 million. This decrease is primarily attributed to the repayment of $1,655 million of Discontinued Operations revolver borrowings during the first quarter of 1994 resulting from the receipt of proceeds from the sale of DCBU and WESCO.

Total borrowings outstanding under the revolver were $700 million at March 31, 1994 (excluding the $149 million of letters of credit), all of which were attributable to Discontinued Operations. These borrowings carried a composite interest rate of 4.3%. The current interest rate for borrowings under the revolver is based on the London Interbank Offer Rate (LIBOR) plus an interest rate margin based upon the Corporation's debt ratings and interest coverage ratio, and utilization of the facility. An increase or decrease in LIBOR will result in higher or lower interest expense to the Corporation. The Corporation's interest rate margin increased .125% upon Moody's downgrade on January 7, 1994. The downgrade by Fitch on January 11, 1994 had no effect on the margin.

Borrowings under the revolver are also subject to utilization and facility fees. The utilization fee has decreased from .125% to .0% as a result of average revolver borrowings and outstanding letters of credit going below $2,000 million during the first quarter of 1994. The facility fee, also based on the Corporation's debt ratings and interest coverage ratio, increased .125% to .50% per annum upon the Standard and Poor's downgrade on March 9, 1993. However, the commitment level on which the facility fee is based has declined. See Revolving Credit Facility.

Long-term debt of the Corporation totalled $2,525 million at March 31, 1994, a $7 million decrease from December 31, 1993. Long-term debt of Continuing Operations was $1,882 at March 31, 1994 compared to $1,885 million at December 31, 1993. Long-term debt of Discontinued Operations was $643 million at March 31, 1994 compared to $647 million at December 31, 1993.

The Corporation's net debt-to-capital ratio for Continuing Operations was 50% at March 31, 1994 compared to 65% at December 31, 1993.




PART III. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


(a) On December 1, 1988, the Republic of the Philippines (Republic) and National Power Corporation (NPC) filed a lawsuit in the United States District Court (USDC) for the District of New Jersey asserting claims against the Corporation, Westinghouse International Projects Company and Burns and Roe Enterprises, Inc. (Burns and Roe) relating to a contract between NPC and Westinghouse for the construction of a nuclear power plant in the Philippines, as well as an earlier consulting contract between NPC and Burns and Roe relating to the same project. This action seeks rescission of the Westinghouse and Burns and Roe contracts and restitution of all money and other property paid to Westinghouse and Burns and Roe or, alternatively, reformation of the NPC-Westinghouse contract. Plaintiffs requested compensatory, punitive and treble damages, costs and expenses of the lawsuit, and such other relief as the USDC deems just and proper. The complaint alleges, among other things, bribery and other fraudulent conduct, tortious interference with the fiduciary duty owed by Ferdinand
     E. Marcos to the Republic and the
     people of the Philippines, common law fraud, and violations of various New Jersey and federal statutes, including the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) statute. Plaintiffs demanded a jury trial.

     Also on December 1, 1988, Westinghouse filed a request for arbitration with the International Chamber of Commerce Court of Arbitration (ICC) pursuant to the NPC-Westinghouse contract, setting forth certain claims Westinghouse has against NPC and the Republic and asking for arbitration of the anticipated claims of the Republic and NPC related to the Philippines nuclear power plant. The Republic and NPC challenged the jurisdiction of the ICC, arguing that the contract between the parties, including its arbitration provision, was invalid due to alleged bribery in the procurement of the contract. In December 1991, the ICC arbitration panel issued its award finding that the Republic and NPC had failed to carry their burden of proving the alleged bribery by the Corporation. The panel thereby concluded that the arbitration clause and contract were valid and that the panel has jurisdiction over the remaining disputes between NPC and the Corporation. In January 1992, NPC filed an action for annulment of the award by the ICC arbitration panel in the Swiss Federal Supreme Court. In September 1993, the Swiss Federal Supreme Court issued an order dismissing NPC's annulment action and assessing cost against NPC. Evidentiary hearings before the ICC began in the first quarter of 1994 and will continue throughout the year. A final award is anticipated in the first quarter of 1995.

     With respect to the suit filed in the USDC, Westinghouse filed a motion requesting that the action filed there be stayed in its entirety pending arbitration of the Republic's claim. In 1989, the Court granted a motion brought by the Corporation and ordered 14 of the 15 counts in the lawsuit stayed pending arbitration. The Court retained jurisdiction over the remaining count involving an alleged intentional interference with a fiduciary relationship. Trial commenced with respect to this one count in March 1993. In May 1993, a jury verdict was rendered in favor of the Corporation with respect to all claims relating to the alleged intentional interference with a fiduciary relationship. NPC and the Republic have indicated that they intend to appeal this decision.

(b) Duke Power Company (Duke) filed a lawsuit against the Corporation in March 1990 in the USDC for the District of South Carolina, Charleston Division, for an unspecified amount of damages, including treble and punitive damages, based on 1970 and 1975 contracts for Westinghouse's supply of nuclear steam supply systems at Duke's McGuire and Catawba plants. Subsequently, Duke disclosed that it was seeking approximately $655 million for estimated past and future damages for the four nuclear steam supply systems. Duke asserted counts for negligence, promissory estoppel, fraud, negligent misrepresentations, violation of the RICO statute, and violation of North Caroline and South Carolina unfair trade practices, statutes, and alleged that the steam generators delivered by the Corporation were defectively designed and manufactured. Alleged co-owners of the plants intervened in the litigation as additional plaintiffs. In February 1993, the USDC granted the Corporation's motion to dismiss Duke's negligent misrepresentation, negligent design and fabrication claims and portions of its RICO claims. On March 13,

     1994, the Corporation and Duke entered into a settlement agreement resolving all claims asserted in the action and entered into a stipulated order dismissing the action with prejudice.

(c) The Corporation is currently a defendant in approximately 7,400 out of more than 12,000 asbestos cases pending in the Circuit Court of Kanawa County, West Virginia. The plaintiffs allege personal injury, wrongful death and loss on consortium claims arising out of alleged exposure to asbestos-containing products that were manufactured, supplied or installed by the defendants, including the Corporation. Trial commenced on April 5, 1994, on the plaintiffs' claims generally, although no individual plaintiffs will be asserting their claims at this time. Rather, the trial will focus on whether the various defendants' asbestos-containing products were hazardous, and whether the defendants had and/or breached a duty to warn of the alleged hazards associated with those products. The trial will also determine whether the defendants are liable for punitive damages arising from a failure to warn of alleged hazards associated with their asbestos-containing products. The findings made in this phase of trial regarding "duty to warn" and punitive damages may be applied in future trials involving the individual plaintiffs.

Management believes that the Corporation has meritorious defenses to all of the proceedings described above.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

a)        EXHIBITS

(3)       ARTICLES OF INCORPORATION AND BYLAWS

     (a)  Amendments to the Restated Articles of Incorporation

     (b)  The Restated Articles of the Corporation, as amended

     (c) The Bylaws of the Corporation, as amended, are incorporated herein by reference to Exhibit 3(c) to Form 10-K/A for the year ended December 31, 1992.

(4)       RIGHTS OF SECURITY HOLDERS

     (a) The Corporation agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries.

(10)      MATERIAL CONTRACTS

     (a)  The Annual Performance Plan is incorporated herein by reference to
          Exhibit 10(a) to Form 10-K/A for the year ended December 31, 1992.

     (b) The 1993 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10(b) to Form 10-K for the year ended December 31, 1993.

     (c) The 1984 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1993.

     (d) The 1979 Stock Option and Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10(c) to Form 10-K/A for the year ended December 31, 1992.

     (e) The Westinghouse Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(d) to Form 10-K, as amended, for the year ended December 31, 1991.

     (f) The Westinghouse Personal Investment Plan is incorporated herein by reference to Exhibit 10(e) to Form 10-K/A for the year ended December 31, 1992.

     (g) The Westinghouse Executive Pension Plan, as amended, is incorporated herein by reference to Exhibit 10(f) to Form 10-Q for the quarter ended June 30, 1993.

     (h) The Deferred Stock and Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(i) to Form 10-K/A for the year ended December 31, 1992.

     (i)  The Advisory Director's Plan is incorporated herein by reference to
          Exhibit 10(k) to Form 10-K for the year ended December 31, 1989.

     (j) Competitive Advance and Revolving Credit Facility dated as of December 23, 1991, among the Corporation and WCC as borrowers, the Co-Agents and Lenders named therein and Chemical Bank as Administrative Agent, is incorporated herein by reference to Exhibit 10 to the Corporation's Form 8-K dated January 31, 1992.

     (k) First Amendment dated as of September 30, 1992 to the Competitive Advance and Revolving Credit Facility is incorporated herein by reference to Exhibit 10(l) to Form 10-K/A for the year ended December 31, 1992.

     (l) Second Amendment dated as of April 2, 1993 to the Competitive Advance and Revolving Credit Facility is incorporated herein by reference to
          Exhibit 10(m) to Form 10-Q/A for the quarter ended March 31, 1993.

     (m) Employment Agreement dated June 9, 1992, between the Corporation and Robert A. Watson, is incorporated herein by reference to Exhibit 10 to the Corporation's Form 8-K dated August 11, 1992.

     (n) Merger Agreement dated as of April 7, 1993 among the Corporation, Westinghouse Credit Corporation and Westinghouse Financial Services, Inc. is incorporated herein by reference to Exhibit 10(r) to Form 10-Q/A for the quarter ended March 31, 1993.

     (o) The 1991 Long-Term Incentive Plan, as amended, effective December 31, 1993, is incorporated herein by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 1993.

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

     (s) Employment Agreement between the Corporation and Michael H. Jordan is incorporated herein by reference to Exhibit 10 to the Corporation's Form 8-K, dated September 1, 1993.

     (t) Second Amendment to the Amended and Restated Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1993 among the Corporation as borrower, and Chemical Bank as Administrative Agent is incorporated herein by reference to Exhibit 10(t) to Form 10-K for the year ended December 31, 1993.

     (u) Letter Amendment dated December 30, 1993 to the Employment Agreement between the Corporation and Robert A. Watson is incorporated herein by reference to Exhibit 10(u) to Form 10-K for the year ended December 31, 1993.


(11)      COMPUTATION OF PER SHARE EARNINGS

(12a)     COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(12b)     COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED
             CHARGES AND PREFERRED STOCK DIVIDENDS




b)   REPORTS ON FORM 8-K:

     A Current Report on Form 8-K (Items 5 and 7) dated March 9, 1994 to report the Corporation's expected earnings for the first quarter of 1994.

     A Current Report on Form 8-K (Items 5 and 7) dated March 30, 1994 to report the issuance of preferred equity securities.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 1994.



                                        WESTINGHOUSE ELECTRIC CORPORATION


                                        Robert E. Faust
                                        -----------------------------
                                        Vice President and
                                        Chief Accounting Officer

                                EXHIBIT INDEX



Exhibits


(3)  Articles of Incorporation and Bylaws
     (a)  Amendments to the Restated Articles of Incorporation
     (b)  The Restated Articles of the Corporation, as amended
     (c)  The Bylaws of the Corporation, as amended                     *

(4)  Rights of Security Holders
     (a)  The Corporation agrees to provide to the Securities
          and Exchange Commission, upon request, a copy of
          instruments defining the rights of holders of long-term
          debt of the Corporation and its consolidated
          subsidiaries.                                                 NA

(10) Material Contracts
     (a)  The Annual Performance Plan                                   *
     (b)  The 1993 Long-Term Incentive Plan                             *
     (c)  The 1984 Long-Term Incentive Plan                             *
     (d)  The 1979 Stock Option and Long-Term Incentive Plan            *
     (e)  The Westinghouse Employee Stock Purchase Plan                 *
     (f)  The Westinghouse Personal Investment Plan                     *
     (g)  The Westinghouse Executive Pension Plan                       *
     (h)  The Deferred Stock and Compensation Plan for Directors        *
     (i)  The Advisory Director's Plan                                  *
     (j)  Competitive Advance and Revolving Credit Facility             *
     (k)  Amendment to the Competitive Advance and Revolving
          Credit Facility                                               *
     (l)  Second Amendment to the Competitive Advance and
          Revolving Credit Facility                                     *
     (m)  Employment Agreement with Robert A. Watson                    *
     (n)  Merger Agreement                                              *
     (o)  The 1991 Long-Term Incentive Plan                             *
     (p)  Amended and Restated Competitive Advance and Revolving
          Credit Facility                                               *
     (q)  First Amendment to the Amended and Restated Competitive
          Advance and Revolving Credit Facility                         *
     (r)  DCBU Purchase Agreement                                       *
     (s)  Employment Agreement with Michael H. Jordan                   *
     (t)  Second Amendment to the Amended and Restated
          Competitive Advance and Revolving Credit Facility             *
     (u)  Letter Amendment to Employment Agreement with
          Robert A. Watson                                              *

(11) Computation of Per Share Earnings

(12) Computation of Ratios

     (a)  Ratio of Earnings to Fixed Charges
     (b)  Ratio of Earnings to Combined Fixed
          Charges and Preferred Stock Dividends


*Incorporated by reference