Form 10-Q
period 1994-06-30
WESTINGHOUSE ELECTRIC CORP
filed 1994-08-15
CIK 106413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549-1004



                                   FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
   SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
   SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to
                                                   ------    ------
                         Commission file number  1-977
                                                -------


                       WESTINGHOUSE ELECTRIC CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                        25-0877540
               ------------                        ----------
         (State of Incorporation)      (I.R.S. Employer Identification No.)

      Westinghouse Building, 11 Stanwix Street, Pittsburgh, Pa. 15222-1384
      --------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (412) 244-2000
                                 --------------
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


          Common stock 354,889,309 shares outstanding at July 31, 1994
          ------------------------------------------------------------


                   WESTINGHOUSE ELECTRIC CORPORATION INDEX
                   ---------------------------------------


                                                                 PAGE NO.
                                                                ---------
PART I.      FINANCIAL INFORMATION

             Item 1. Financial Statements

             Condensed Consolidated Statement of
               Income                                                 3-4

             Condensed Consolidated Balance Sheet                     4-5

             Condensed Consolidated Statement of
               Cash Flows                                               6

             Notes to the Condensed Consolidated
               Financial Statements                                  7-18


             Item 2. Management's Discussion
               and Analysis of Financial Condition
               and Results of Operations                            18-31



PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                              32-34

             Item 4. Submission of Matters to a
               Vote of Security Holders                             34-35

             Item 6. Exhibits and Reports on
               Form 8-K                                             35-37



SIGNATURE                                                              37



PART I. FINANCIAL INFORMATION




                         ITEM 1. FINANCIAL STATEMENTS
                      WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
               (in millions except per share amounts) (unaudited)

                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                             -------               -------
                                          1994      1993       1994      1993
                                          ----      ----       ----      ----
  Sales of products and services         $ 2,108   $ 2,154    $ 3,851   $ 4,174

  Costs of products and services          (1,568)   (1,602)    (2,917)   (3,154)

  Marketing, administration and
     general expenses                       (386)     (367)      (715)     (689)
  Other income and expenses, net
     (note 2)                                 16         2         55         8

  Interest expense                           (45)      (52)       (92)     (105)
                                         -------   -------    -------   -------

  Income from Continuing Operations
     before income taxes and minority
     interest in income of
     consolidated subsidiaries               125       135        182       234

  Income taxes                               (47)      (50)       (69)      (86)
  Minority interest in income of
     consolidated subsidiaries                (3)       (1)        (2)       (5)
                                         -------   -------    -------   -------

  Income from Continuing Operations
     before cumulative effect of change
     in accounting principle                  75        84        111       143

  Cumulative effect of change in
     accounting principle:
  Postemployment benefits (note 3)             -         -          -       (56)
                                         -------   -------    -------   -------


  Net income                             $    75   $    84    $   111   $    87
                                         =======   =======    =======   =======

          CONDENSED CONSOLIDATED STATEMENT OF INCOME (CONTINUED)
          ------------------------------------------------------
            (In millions except per share amounts) (unaudited)

                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                             -------               -------
                                          1994      1993       1994      1993
                                          ----      ----       ----      ----
Earnings per common share:
From Continuing Operations               $  0.16   $  0.20    $  0.23   $  0.34
From cumulative effect of change
   in accounting principle                    -         -          -      (0.16)
                                         -------   -------    -------   -------

Earnings per common share                $  0.16   $  0.20    $  0.23   $  0.18
                                         =======   =======    =======   =======

Cash dividends per common share          $  0.05   $  0.10    $  0.10   $  0.20

         See Notes to the Condensed Consolidated Financial Statements






                      WESTINGHOUSE ELECTRIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                               (in millions)

                                                 June 30      December 31
                                                  1994           1993
                                                  ----           ----
                                               (unaudited)
ASSETS
- ------
    Cash and cash equivalents                    $   426       $   637
    Customer receivables                           1,264         1,381
    Inventories (note 4)                           1,617         1,549
    Uncompleted contracts costs over
      related billings                               369           371
    Prepaid and other current assets                 854           836
                                                 -------       -------
    Total current assets                           4,530         4,774


    Plant and equipment, net                       1,883         1,964
    Intangible and other noncurrent assets         3,729         3,815
                                                 -------       -------
    Total assets                                 $10,142       $10,553
                                                 =======       =======

                   CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                   ------------------------------------------------
                                   (in millions)

                                                 June 30      December 31
                                                  1994           1993
                                                  ----           ----
                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
  Short-term debt                                $   106       $   662
  Current maturities of long-term debt                14             9
  Accounts payable                                   591           656
  Uncompleted contracts billings over
     related costs                                   462           672
  Other current liabilities                        1,633         1,926
                                                 -------       -------
  Total current liabilities                        2,806         3,925

  Long-term debt                                   1,881         1,885
  Net liabilities of Discontinued Operations         211           211
  Other noncurrent liabilities                     3,591         3,453
                                                 -------       -------
  Total liabilities                                8,489         9,474
                                                 -------       -------
  Contingent liabilities and commitments
     (note 6)

  Minority interest in equity of
     consolidated subsidiaries                        32            34

  Shareholders' equity (note 7):
  Preferred stock, $1.00 par value (25
   million shares authorized):
     Series A preferred (no shares
        issued)                                        -             -
     Series B conversion preferred
        (8 million shares issued)                      8             8
     Series C conversion preferred
        (4 million shares issued)                      4             -
  Common stock, $1.00 par value
     (630 million and 480 million shares
      authorized, 393 million shares issued)         393           393
  Capital in excess of par value                   1,956         1,475
  Common stock held in treasury                     (922)         (972)
  Other                                           (1,261)       (1,260)
  Retained earnings                                1,443         1,401
                                                 -------       -------
  Total shareholders' equity                       1,621         1,045
                                                 -------       -------
  Total liabilities and shareholders'
     equity                                      $10,142       $10,553
                                                 =======       =======


         See Notes to the Condensed Consolidated Financial Statements


                      WESTINGHOUSE ELECTRIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                          (in millions)  (unaudited)

                                                   Six Months Ended
                                                        June 30
                                                        -------
                                                  1994           1993
                                                  ----           ----
CONTINUING OPERATIONS:
Cash provided by Operating Activities            $     4       $    73
                                                 -------       -------
Cash Flows from Investing Activities
  Capital Expenditures                               (92)          (81)
  Business Divestitures                               50             -
  Business Acquisitions                              (73)            -
  Other                                               (9)            -
                                                 -------       -------
Cash used by Investing Activities                   (124)          (81)
                                                 -------       -------
Cash Flows from Financing Activities
  Change in short-term debt                         (551)          (61)
  Sale of equity securities                          505             -
  Dividends                                          (69)          (96)
  Other                                               24            46
                                                 -------       -------
Cash used by Financing Activities                    (91)         (111)
                                                 -------       -------
Cash used by Continuing Operations                  (211)         (119)
                                                 -------       -------

DISCONTINUED OPERATIONS:
Operating Activities                                (175)         (146)
Investing Activities                               1,578         2,305
Financing Activities                              (2,008)       (2,398)
                                                 -------       -------
Cash used by Discontinued Operations                (605)         (239)
                                                 -------       -------
Decrease in cash and cash equivalents               (816)         (358)
Cash and cash equivalents at beginning
  of period                                        1,248         1,554
                                                 -------       -------
Cash and cash equivalents at end of
  period                                         $   432       $ 1,196
                                                 =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid -- Continuing Operations           $    92       $   119
Interest paid -- Discontinued Operations             127           271
Income taxes paid                                     76            33


          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------


1.  GENERAL

    The condensed consolidated financial statements include the accounts of Westinghouse Electric Corporation (Westinghouse), and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions.

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


2.  OTHER INCOME AND EXPENSES, NET (in millions)  (unaudited)

                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                             -------               -------
                                          1994      1993       1994      1993
                                          ----      ----       ----      ----
    Net gain (loss) on disposition
      of other assets                      $11       $(1)       $46       $4
    Miscellaneous other income and
      expenses, net                          5         3          9        4
                                           ---       ---        ---       --
    Other income and expenses, net         $16       $ 2        $55       $8
                                           ===       ===        ===       ==


    The net gain on disposition of other assets for the six months ended June 30, 1994 includes a first quarter gain of $32 million from the sale of two Sacramento radio stations and a second quarter gain of $10 million at WCI from the sale of an investment in a shopping center development joint venture.


3.  CHANGE IN ACCOUNTING PRINCIPLE

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

    The retroactive adoption of SFAS No. 112 resulted in a first quarter 1993 after-tax charge for postemployment benefits at January 1, 1993 of $56 million, or $.16 per share.

4.  INVENTORIES (in millions)

                                                June 30       December 31
                                                  1994           1993
                                                  ----           ----
                                               (unaudited)
    Raw materials                                $   136       $   137
    Work in process                                1,147           989
    Finished goods                                   123           104
                                                 -------       -------
                                                   1,406         1,230
    Long-term contracts in process                   677           678
    Progress payments to subcontractors              117           124
    Recoverable engineering and
     development costs                               569           442

    Less: Inventoried costs related to
          contracts with progress billing
          terms                                   (1,152)         (925)
                                                 -------       -------
    Inventories                                  $ 1,617       $ 1,549
                                                 =======       =======


 5. DISCONTINUED OPERATIONS

    In November 1992, the Corporation announced a Plan (the Plan) that included exiting the financial services business and the sale of other non-strategic businesses. The Corporation classified the operations of Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO) (collectively, Other Operations) and Financial Services as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Under this Plan, the disposition of The Knoll Group (Knoll) was scheduled to occur by the end of 1994 and WCI Communities, Inc. (WCI) by the end of 1995.

    In January 1994, the Corporation announced that Knoll was no longer for sale and the planned sale of WCI would be accelerated from 1995 into 1994. The Corporation is continuing to evaluate alternatives with respect to WCI to optimize its value. The Corporation will use WCI's positive cash flow from operations to pay down debt of Discontinued Operations.

    Since adoption of the Plan, net portfolio investments of Financial Services have decreased from $5,534 million at November 30, 1992, to $982 million at June 30, 1994, a decrease of $4,552 million. In the first quarter of 1994, the Corporation completed the sales of DCBU, for a purchase price in excess of $1.1 billion and WESCO for a purchase price of approximately $340 million.

    A reserve for the estimated loss on the disposal of Discontinued
    Operations of $1,383 million after-tax was established in November 1992.
    In the fourth quarter of 1993, the Corporation recorded an additional provision for estimated loss on the disposal of Discontinued
    Operations of $95 million after-tax based on changes in estimates on the sales of DCBU and WESCO, a decision to bulk sell certain Financial Services assets and a revision to estimated interest expense.

    Operating Results of Discontinued Operations
    (in millions) (unaudited)

                                        Financial      DCBU &
                                        Services       WESCO       Total
                                        ---------      ------      -----
    Three Months Ended June 30, 1994
    --------------------------------
    Sales of products and services        $  11        $    -      $   11
    Net losses                              (47)            -         (47)

    Three Months Ended June 30, 1993
    --------------------------------
    Sales of products and services        $ 120        $  605      $  725
    Net earnings (losses)                   (36)           11         (25)

    Six Months Ended June 30, 1994
    ------------------------------
    Sales of products and services        $  25        $  319      $  344
    Net earnings (losses)                  (116)            4        (112)

    Six Months Ended June 30, 1993
    ------------------------------
    Sales of products and services        $ 227        $1,156      $1,383
    Net earnings (losses)                   (88)           21         (67)

    The assets and liabilities of Discontinued Operations have been separately classified in the condensed consolidated balance sheet as net liabilities of Discontinued Operations. A summary of these assets and liabilities follows:


NET LIABILITIES OF DISCONTINUED OPERATIONS

                                                 June 30      December 31
                                                  1994           1993*
(in millions)                                     ----           -----
                                               (unaudited)
 ASSETS:
   Cash and cash equivalents                     $    6         $  611
   Other current assets                              22            742
   Portfolio investments, net                       982          1,127
   Plant and equipment, net                           3            360
   Accrued estimated gain on sale of
     Discontinued Operations                          -            441
   Accrued operating income, net                      -             19
   Deferred income taxes                            432            415
   Other assets                                     189            375
                                                 ------         ------
 Total assets -- Discontinued
   Operations                                     1,634          4,090
                                                 ------         ------

 LIABILITIES:
   Short-term debt                                  750          2,373
   Current maturities of long-term debt             260            774
   Other current liabilities                         22            338
   Long-term debt                                   759            647
   Other liabilities and accrued
     operating expenses                              54            169
                                                 ------         ------

 Total liabilities -- Discontinued
   Operations                                     1,845          4,301
                                                 ------         ------
  Net liabilities of Discontinued
    Operations                                   $  211         $  211
                                                 ======         ======

       *Certain amounts have been reclassified for comparative purposes.

FINANCIAL SERVICES PORTFOLIO INVESTMENTS

Portfolio Investments by Category of Investment and Financing at June 30, 1994 and December 31, 1993 are summarized in the following table.

                                              At June 30, 1994
                                  ----------------------------------------
                                              Real
 (in millions) (unaudited)        Leasing     Estate    Corporate    Total
                                  -------     ------    ---------    -----
 Receivables                      $  919       $  33       $ 16      $  968
 Other portfolio investments          39         320         16         375
                                  ------       -----       ----      ------
 Portfolio investments               958         353         32       1,343
 Valuation allowance                 (45)       (309)        (7)       (361)
                                  ------       -----       ----      ------
 Portfolio investments, net       $  913       $  44       $ 25      $  982
                                  ======       =====       ====      ======


                                              At December 31, 1993*
                                  ----------------------------------------
                                              Real
 (in millions)                    Leasing     Estate    Corporate    Total
                                  -------     ------    ---------    -----
 Receivables                      $  969       $  46       $ 47      $1,062
 Other portfolio investments          39         353         97         489
                                  ------       -----       ----      ------
 Portfolio investments             1,008         399        144       1,551
 Valuation allowance                 (45)       (353)       (26)       (424)
                                  ------       -----       ----      ------
 Portfolio investments, net       $  963       $  46       $118      $1,127
                                  ======       =====       ====      ======

      *Certain amounts have been recategorized for comparative purposes.

Leasing receivables consist of direct financing and leveraged leases. At June 30, 1994, 79% of leasing receivables related to aircraft and 18% related to cogeneration facilities. At June 30, 1994, the Corporation's leasing portfolio included approximately $120 million of leasing receivables, primarily leveraged, related to aircraft leased by USAir, Inc., a major U.S. airline. Such leasing receivables were current as to payments and performing in accordance with contractual terms at June 30, 1994, and are not considered to be potential problem receivables. Certain leasing receivables classified as performing and totalling $150 million at June 30, 1994 have been identified by management as potential problem receivables.

Real estate receivables consist of loans for commercial and residential real estate properties and were comprised primarily of residential loans at June 30, 1994. Corporate receivables represent the remainder of the receivables resulting from highly-leveraged transactions.

Non-earning receivables at June 30, 1994 totalled $40 million. There were no reduced earning receivables at June 30, 1994. The difference between the income for the second quarter and first half of 1994 that would have been earned on non-earning receivables at June 30, 1994, and the income that was actually earned, was not significant.

Other portfolio investments at June 30, 1994 include the Corporation's investment in LW Real Estate Investments, L.P. (LW) of $133 million, real estate properties totalling $101 million, and other investments totalling $141 million primarily comprised of real estate and leasing investments in partnerships. The Corporation's investment in LW at June 30, 1994 represented a 44% limited partnership interest. LW was formed in April 1993 and purchased over half of Financial Services commercial real estate assets in several transactions during the remainder of 1993. An affiliate of the investment banking firm, Lehman Brothers, is the general partner.

The Plan calls for the run-off of the leasing portfolio in accordance with contractual terms. Management expects a significant portion of the Corporation's investment in LW and any remaining real estate assets to be liquidated by the end of 1995. The remaining corporate assets are expected to be liquidated during the remainder of 1994.

The following table is a reconciliation of the valuation allowance for portfolio investments for the six months ended June 30, 1994.

VALUATION ALLOWANCE FOR PORTFOLIO INVESTMENTS
(in millions) (unaudited)

                                         Transfers to
                                         Reserve for
                             Portfolio     Accrued                  Percent of
               Beginning    Investments   Operating     Ending      Portfolio
                Balance     Written Off    Expenses     Balance    Investments
                -------     -----------    --------     -------    -----------
Category of
Financing:

Leasing           $ 45          $  -         $  -        $ 45          4.7%
Real Estate        353            (3)         (41)        309         87.6%
Corporate           26           (19)           -           7         22.0%
                  ----          ----         ----        ----
Total             $424          $(22)        $(41)       $361         26.9%
                  ====          ====         ====        ====


During the first half of 1994, portfolio investments written off represented 1.6% of average outstanding portfolio investments. Investments written off during the first half of 1994 usually resulted from the disposition of the asset for cash.

The valuation allowance for real estate portfolio investments at June 30, 1994 and December 31, 1993 included approximately $180 million and $195 million, respectively, related to real estate assets sold at values in excess of those used in determining the valuation allowance at the time the Plan was developed. During the second quarter of 1994, $41 million of the valuation allowance for real estate portfolio investments was transferred to the reserve for accrued operating expenses to offset the operating expenses, primarily comprised of interest expense, of Financial Services through June 30, 1994. It is expected that these amounts in excess of the valuation allowances will be used to offset future operating expenses of Financial Services and any differences that may arise in estimates of other elements of the Plan.

Management currently believes that the reserve for the estimated loss on the disposal of Discontinued Operations should be adequate. The adequacy of this reserve is evaluated each quarter.

6.  CONTINGENT LIABILITIES AND COMMITMENTS

    Uranium Settlements
    -------------------

    The Corporation had previously provided for all estimated future costs associated with the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes uranium settlement assets and reserves for estimated future costs. The remaining balance at June 30, 1994 is deemed adequate considering all facts and circumstances known to management. The future obligations require providing specific quantities of uranium and products and services over a period extending beyond the year 2010. Variances from estimates which may occur will be considered in determining if an adjustment of the reserve is necessary.

    Litigation
    ----------

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

    Securities Class Actions - Financial Services

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

    Environmental Matters
    ---------------------

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

    PRP Sites

    With regard to remedial actions under federal and state superfund laws, the Corporation has been named as a PRP at numerous sites located through the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimus. However, the Corporation may have varying degrees of cleanup responsibilities at 52 of these sites, excluding those discussed in the preceding sentence. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes the total remaining probable costs which the Corporation could incur for remediation of these sites as of June 30, 1994 are approximately $60 million, all of which has been accrued. These remediation actions are expected to occur over a period of several years. As the remediation activities progress, additional information may be obtained which may require additional investigations or an expansion of the remediation activities. This may result in an increase in site remediation costs; however, until such time as additional requirements are identified during the remediation process, the Corporation is unable to reasonably estimate what those costs might be.

    Bloomington Consent Decree

    The Corporation is a party to a 1985 Consent Decree relating to remediation of six sites in Bloomington, Indiana. The Corporation has additional responsibility for two other sites in Bloomington not included as part of the Consent Decree. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law to burn excavated material.

    On February 8, 1994, the parties filed a status report with the United States District Court for the Southern District of Indiana, which is responsible for overseeing the implementation of the Consent Decree. This report advised the court of the parties' intention to investigate alternatives and provided the court with operating principles for this process. During the second quarter of 1994, the parties initiated a series of meetings under the operating principles agreement to review available technical information that may be required to investigate an alternative proposal.

    The Corporation believes it is probable the Consent Decree will be modified to an alternate remediation action. As a result, the Corporation estimates that its costs to implement the most reasonable and likely alternative would be approximately $60 million, all of which has been accrued. Approximately $16 million of this estimate represents operating and maintenance costs which will be incurred over an approximate 30 year period. These costs are expected to be distributed equally over this period and, based on the Corporation's experience with similar operating and maintenance costs, have been determined to be reliably determinable on a year-to-year basis. Accordingly, the estimated $44 million gross cost of operating and maintenance has been discounted at a rate of 5% per year which results in the above described $16 million charge. The remaining portion of the $60 million charge represents site construction and other related costs and is valued as of the year of expenditure. Analyses of internal experts and outside consultants have been used in forecasting construction and other related costs. The estimates of future period costs include an assumed inflation rate of 5% per year. This estimate of $60 million is within a range of reasonably possible alternatives and one which the Corporation believes to be the most likely outcome. This alternative includes a combination of containment, treatment, remediation and monitoring. Other alternatives, while considered less likely, could cause such costs to be as much as $100 million.

    The parties recognize that at the end of the process, they may conclude that the remedy currently provided in the Consent Decree is the most appropriate. The parties also recognize that the Consent Decree shall remain in full force during this process. The Corporation and the other parties may have claims against each other under the Consent Decree if a mutually agreeable alternative is not reached. The Corporation may be required to post security for 125% of the net cost to complete remediation in the event certain requirements of the Consent Decree are not met. The Corporation believes it has met all of these requirements.

    Other Sites

    The Corporation is involved with several administrative actions alleging violations of federal, state or local environmental regulations. For these matters, the Corporation has estimated its remaining reasonably possible costs and determined them to be insignificant.

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

    The Corporation has or will have responsibilities for environmental remediation such as dismantling incinerators, decommissioning nuclear licensed sites, and other similar commitments at various sites. The Corporation has estimated total potential cost to be incurred for these actions to be approximately $134 million, of which $38 million had been accrued at June 30, 1994. The Corporation's policy is to accrue these costs over the estimated lives of the individual facilities which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $6 million.

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

    Financing Commitments -- Discontinued Operations
    ------------------------------------------------

    Financial Services commitments with off-balance-sheet credit risk represent financing commitments to provide funds, including loan or investment commitments, guarantees, standby letters of credit and standby commitments, generally in exchange for fees. The remaining commitments have fixed expiration dates from 1994 through 2002.

    At June 30, 1994, Financial Services commitments with off-balance-sheet credit risk totalled $94 million compared to $111 million at year-end 1993. Of the $94 million of commitments at June 30, 1994, $83 million were guarantees, credit enhancements and other standby agreements, and $11 million were commitments to extend credit. Of the $111 million of commitments at year-end 1993, $90 million were guarantees, credit enhancements and other standby agreements and $21 million were commitments to extend credit. Management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.

    Financing Commitments -- Continuing Operations
    ----------------------------------------------

    During 1993, various guarantees were transferred from Financial Services to Continuing Operations. These guarantees were originally issued primarily to improve the salability of securities of Financial Services corporate customers and are collateralized by the assets of the customer. At June 30, 1994, the remainder of these guarantees totalled $16 million. Management does not expect the Corporation to be required to fund these guarantees.

    WCI was contingently liable at June 30, 1994 under guarantees for $64 million of sewer and water district borrowings. The proceeds of the borrowings were used for sewer and water improvements on residential and commercial real estate projects of WCI. Management expects these borrowings to be repaid as the projects are completed and sold, and the guarantees for such borrowings to expire unfunded.

    Other Commitments
    -----------------

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

    The C Preferred shares were treated as a common stock equivalent for the calculation of earnings per share for all 1994 periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

Orders entered for the second quarter of 1994 increased by $61 million, while orders for the first half of 1994 decreased by $131 million compared to the same periods last year. Orders in all core segments increased for the quarter except for Energy Systems which benefitted in the second quarter of 1993 from the $440 million order for fuel and control systems at the Temelin plant in the Czech Republic. Backlog increased by $196 million at June 30, 1994 compared to June 30, 1993.

Sales of products and services were down $46 million and $323 million, respectively, for the second quarter and first half of 1994 compared to the same periods of 1993. Operating profit was down $31 million and $112 million, respectively, for the second quarter and first half of 1994 compared to the same periods of last year. Increased pension expense and reduced licensee income had negative impacts on the 1994 results, while the first half of 1993 benefitted from a change in accounting for nuclear fuel revenues.

Net income was $75 million for the second quarter of 1994 and $111 million for the first six months of 1994 compared to $84 million and $87 million for the comparable periods of 1993. Net income for the first half of 1993 included a $56 million first quarter 1993 after-tax charge for the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." Excluding the charge for SFAS No. 112, income before cumulative effect of change in accounting principle for the first half of 1993 was $143 million.

Earnings per share were $.16 for the second quarter of 1994 and $.23 for the first six months of 1994 compared to $.20 and $.18 for the same periods of 1993. The first six months of 1993 included earnings of $.34 from Continuing Operations and a first quarter 1993 charge of $.16 per share for the adoption of SFAS No. 112.

RESTRUCTURING

On January 11, 1994, the Corporation announced a charge totalling $350 million for restructuring of its continuing businesses, which included approximately $225 million related to separation costs for 3,400 employees, approximately $35 million associated with asset writedowns, approximately $45 million for facility closedown and rationalization costs and approximately $45 million related to process and product redesign or reengineering.

The Corporation anticipated that actions resulting from implementation of its restructuring plan, directed to improving productivity and operating performance, would result in the reduction of approximately 6,000 employees, which includes the previously-discussed 3,400 separations and an additional 2,600 reductions expected to result from normal attrition. Through the end of June 1994, employee reductions as a result of implementing the restructuring plan totalled approximately 2,200 employees. The 3,400 employee separations that were included as part of the restructuring charge are expected to result in annual pre-tax savings of approximately $100 million, primarily through reduced employment costs. A substantial portion of this annual savings is expected to be realized in 1994, with approximately $300 million in savings expected over the three-year period ending December 31, 1996. Additional savings will be realized as the anticipated reductions resulting from normal attritions occur over the next two years.

Total cash expenditures for restructuring through 1996 are expected to approximate $270 million, with expenditures of approximately $180 million in 1994, $55 million in 1995 and $35 million in 1996. During the first six months of 1994, charges against the reserve totalled $161 million and consisted primarily of asset writedowns and employee separation costs.
Cash expenditures for restructuring during the first six months of 1994 totalled $96 million.

ASSET SALES

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

Estimated sales proceeds for these businesses of approximately $175 million were determined from various sources, including offers contained in bona fide letters of interest received from third parties, estimates from investment banking firms retained by the Corporation or certain internal sources. Also included in the $215 million charge is approximately $20 million for the writedown of certain assets related to discontinued projects. In May 1994, the Corporation completed the sale of Controlmatic, which has principal operations in Germany, Switzerland, Austria and Italy. The Corporation continues to pursue the disposition of the remaining non-strategic businesses. Through June 30, 1994, charges against the reserve for disposition totalled $22 million.

DISCONTINUED OPERATIONS

In November 1992, the Corporation announced a Plan (the Plan) that included exiting the financial services business and the sale of other non-strategic businesses. The Corporation classified the operations of Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO) (collectively, Other Operations) and Financial Services as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). Under this Plan, the disposition of The Knoll Group (Knoll) was scheduled to occur by the end of 1994 and WCI Communities, Inc. (WCI) by the end of 1995.

In January 1994, the Corporation announced that Knoll was no longer for sale and the planned sale of WCI would be accelerated from 1995 into 1994. The Corporation is continuing to evaluate alternatives with respect to WCI to optimize its value. The Corporation will use WCI's positive cash flow from its operations to pay down debt of Discontinued Operations.

Since adoption of the Plan, net portfolio investments of Financial Services have decreased from $5,534 million at November 30, 1992, to $982 million at June 30, 1994, a decrease of $4,552 million. The Corporation completed the sales of DCBU and WESCO during the first quarter of 1994. See Liquidity and Capital Resources - Overview.

The reserve for the estimated loss on the disposal of Discontinued Operations of $1,383 million after-tax was established in November 1992. In the fourth quarter of 1993, the Corporation recorded an additional provision for estimated loss on the disposal of Discontinued Operations of $95 million after-tax based on changes in estimates on the sales of DCBU and WESCO, a decision to bulk sell certain Financial Services assets and a revision to estimated interest expense.

Management currently believes that the reserve for the estimated loss on disposal of Discontinued Operations should be adequate. The adequacy of this reserve is evaluated each quarter.

    RESULTS OF OPERATIONS

    The Corporation's Continuing Operations have been realigned so that each core business is now reported as a separate segment. As a result, the former Power Systems segment has been replaced by separate segments for Energy Systems and Power Generation and the former Industries segment has been replaced by separate segments for Thermo King and Other Businesses. Other Businesses includes those businesses that have been identified for sale - the Industrial Products and Services business unit, Resource Energy Systems and Controlmatic. Resource Energy Systems and Controlmatic were formerly part of the Government and Environmental Services segment. Westinghouse Communications has been transferred to the Broadcasting segment.


                                                          Segment Results
                                                          ---------------
                                                    (in millions)  (unaudited)

                                  Three Months Ended                         Six Months Ended
                                       June 30                                   June 30
                                   1994        1993     % Change             1994        1993     % Change
                                   ----        ----     --------             ----        ----     --------
Broadcasting
  Orders                         $  228.3    $  218.7      4.4%            $  418.8    $  397.4      5.4%
  Backlog                               -           -         -                   -           -         -
  Sales                             228.3       218.7      4.4%               418.8       397.4      5.4%
  Operating Profit (Loss)            57.6        49.6     16.1%                91.3        76.1     20.0%
    Operating Profit Margin          25.2%       22.7%     N/A                 21.8%       19.1%     N/A
  Depreciation &
    Amortization (D&A)                9.4         9.0      4.4%                18.6        18.3      1.6%
  Capital Expenditures               10.3         3.2    221.9%                15.7         6.1    157.4%

Electronic Systems
  Orders                         $  530.6    $  376.3     41.0%            $  917.5    $1,004.9     -8.7%
  Backlog                         3,932.3     3,705.0      6.1%             3,932.3     3,705.0      6.1%
  Sales                             487.9       623.7    -21.8%               937.8     1,219.7    -23.1%
  Operating Profit (Loss)            21.8        49.8    -56.2%                61.2       101.8    -39.9%
    Operating Profit Margin           4.5%        8.0%     N/A                  6.5%        8.3%     N/A
  D&A                                18.7        19.8     -5.6%                37.3        39.6     -5.8%
  Capital Expenditures               11.7         7.6     53.9%                18.9        15.8     19.6%

Government and
Environmental Services
  Orders                         $   76.4    $   63.7     19.9%            $  144.0    $  126.9     13.5%
  Backlog                            86.4        41.3    109.2%                86.4        41.3    109.2%
  Sales                              99.7        81.6     22.2%               183.5       158.1     16.1%
  Operating Profit (Loss)            18.9        21.2    -10.8%                28.9        40.9    -29.3%
    Operating Profit Margin          19.0%       26.0%     N/A                 15.7%       25.9%     N/A
  D&A                                 5.4         3.6     50.0%                11.0         7.2     52.8%
  Capital Expenditures                5.4         8.3    -34.9%                 6.8        13.2    -48.5%


                                  Three Months Ended                         Six Months Ended
                                       June 30                                   June 30
                                   1994        1993     % Change             1994        1993     % Change
                                   ----        ----     --------             ----        ----     --------
Thermo King
  Orders                         $  241.2    $  175.4      37.5%           $  489.2    $  398.4      22.8%
  Backlog                           237.4       159.9      48.5%              237.4       159.9      48.5%
  Sales                             225.6       188.8      19.5%              412.4       363.4      13.5%
  Operating Profit (Loss)            34.8        31.4      10.8%               61.6        57.1       7.9%
    Operating Profit Margin          15.4%       16.6%      N/A                14.9%       15.7%      N/A
  D&A                                 4.0         3.2      25.0%                7.7         6.5      18.5%
  Capital Expenditures                3.4         3.5      -2.9%                7.2         5.2      38.5%

Energy Systems
  Orders                         $  332.8    $  749.6     -55.6%           $  701.1    $1,042.8     -32.8%
  Backlog                         2,615.4     2,934.1     -10.9%            2,615.4     2,934.1     -10.9%
  Sales                             323.9       307.1       5.5%              559.9       621.7      -9.9%
  Operating Profit (Loss)            16.6        14.8      12.2%                8.3        61.6     -86.5%
     Operating Profit Margin          5.1%        4.8%      N/A                 1.5%        9.9%      N/A
  D&A                                12.8        13.7      -6.6%               26.4        27.7      -4.7%
  Capital Expenditures                7.7         8.6     -10.5%               14.9        13.7       8.8

Power Generation
  Orders                         $  657.4    $  403.8      62.8%           $1,120.6    $  951.0      17.8%
  Backlog                         2,436.4     2,162.2      12.7%            2,436.4     2,162.2      12.7%
  Sales                             395.1       422.9      -6.6%              686.7       811.8     -15.4%
  Operating Profit (Loss)             3.7        30.2     -87.7%              (22.2)        7.1    -412.7%
    Operating Profit Margin           0.9%        7.1%      N/A                -3.2%        0.9%      N/A
  D&A                                11.9        11.8       0.8%               23.8        24.1      -1.2%
  Capital Expenditures                7.1         6.1      16.4%               14.9         9.7      53.6%

Knoll
  Orders                         $  144.3    $  122.7      17.6%           $  261.6    $  239.8       9.1%
  Backlog                           105.9        93.9      12.8%              105.9        93.9      12.8%
  Sales                             143.7       126.9      13.2%              261.2       246.1       6.1%
  Operating Profit (Loss)            (9.7)       (6.7)    -44.8%              (24.7)      (16.9)    -46.2%
    Operating Profit Margin          -6.8%       -5.3%      N/A                -9.5%       -6.9%      N/A
  D&A                                 7.1         8.4     -15.5%               14.4        16.1     -10.6%
  Capital Expenditures                3.4         4.1     -17.1%                4.6         6.9     -33.3%

WCI
  Orders                         $   74.0    $   48.8      51.6%           $  130.2    $   92.7      40.5%
  Backlog                               -           -          -                  -           -          -
  Sales                              74.0        48.8      51.6%              130.2        92.7      40.5%
  Operating Profit (Loss)            24.3        13.6      78.7%               37.2        24.4      52.5%
    Operating Profit Margin          32.8%       27.9%      N/A                28.6%       26.3%      N/A
  D&A                                 0.5         0.3      66.7%                0.9         0.7      28.6%
  Capital Expenditures                1.3         0.1    1200.0%                1.5         0.4     275.0%



                                  Three Months Ended                          Six Months Ended
                                        June 30                                    June 30
                                   1994         1993     % Change             1994         1993     % Change
                                   ----         ----     --------             ----         ----     --------
Other Businesses
  Orders                         $    84.2    $  137.7    -38.9%            $   212.5    $  269.8    -21.2%
  Backlog                            691.5       808.3    -14.5%                691.5       808.3    -14.5%
  Sales                              130.7       134.0     -2.5%                261.2       263.8     -1.0%
  Operating Profit (Loss)             (9.2)       (8.6)     N/A                 (22.3)      (10.2)     N/A
    Operating Profit Margin           -7.0%       -6.4%     N/A                  -8.5%       -3.9%     N/A
  D&A                                  3.0         3.3     -9.1%                  6.5         6.9     -5.8%
  Capital Expenditures                 0.6         3.6    -83.3%                  1.3         5.3    -75.5%

Corporate and Other
  Orders                         $    15.8    $   29.2    -45.9%            $    41.2    $   47.7    -13.6%
  Backlog                             65.3        56.7     15.2%                 65.3        56.7     15.2%
  Sales                               39.0        39.7     -1.8%                 73.5        73.3      0.3%
  Operating Profit (Loss)             (5.3)      (10.4)     N/A                  (0.4)      (10.7)     N/A
    Operating Profit Margin          -13.6%      -26.2%     N/A                  -0.5%      -14.6%     N/A
  D&A                                  8.5        (1.5)     N/A                  16.2        10.2     58.8%
  Capital Expenditures                 5.6         2.9     93.1%                  5.8         4.7     23.4%

Intersegment
  Orders                         $   (40.8)   $  (42.8)     4.7%            $   (78.8)   $  (83.0)     5.1%
  Backlog                            (35.7)      (22.5)   -58.7%                (35.7)      (22.5)   -58.7%
  Sales                              (39.5)      (37.8)    -4.5%                (74.1)      (74.1)     0.0%

Total - Continuing Operations

 Orders                          $ 2,344.2    $2,283.1      2.7%            $ 4,357.9    $4,488.4     -2.9%
 Backlog                          10,134.9     9,938.9      2.0%             10,134.9     9,938.9      2.0%
 Sales                             2,108.4     2,154.4     -2.1%              3,851.1     4,173.9     -7.7%
 Operating Profit (Loss)             153.5       184.9    -17.0%                218.9       331.2    -33.9%
   Operating Profit Margin             7.3%        8.6%     N/A                   5.7%        7.9%     N/A
 D&A                                  81.3        71.6     13.5%                162.8       157.3      3.5%
 Capital Expenditures                 56.5        48.0     17.7%                 91.6        81.0     13.1%


    Broadcasting

    Westinghouse Broadcasting Company (Group W) and CBS, Inc. (CBS) announced agreement to enter into a comprehensive strategic partnership which would establish long-term station affiliations between CBS and all of Group W's television stations; form new, jointly-held entities that will expand both companies' distribution and programming capabilities nationwide; and merge their advertising sales representation operations. The agreement is subject to the execution of definitive documentation.

    Broadcasting's sales and operating profit were up $10 million and $8 million, respectively, for the second quarter of 1994, and $21 million and $15 million, respectively, for the first half of 1994 compared to the same periods of 1993. Television benefitted from an overall strengthening of advertising demand, improved ratings at three stations, revenues from the Winter Olympics and continued productivity improvements. Radio's sales were down slightly for both periods due to the timing of station acquisitions and divestitures. Operating profit for radio was up substantially as "same station" revenues were up and cost reductions continued to benefit performance. Westinghouse Communications also continued to show growth in sales and operating profit.

Electronic Systems

Orders for Electronic Systems were up $154 million for the second quarter of 1994 compared to 1993 primarily due to 1994 funding for the F-16 program. Orders were down $87 million for the first half of 1994 compared to the first half of 1993 as the F-16 order was offset by the inclusion in 1993 of a $240 million order for an international defense system. Backlog at June 30, 1994 was up $227 million compared to quarter-end 1993 primarily due to the addition of the Norden backlog of $198 million.

Sales and operating profit for Electronic Systems declined $136 million and $28 million, respectively, for the second quarter of 1994 and $282 million and $41 million, respectively, for the first half of 1994 compared to the same periods of 1993. The decreases were due to lower Department of Defense
(DoD) sales including declining production on torpedo programs, and increased pension expense partially offset by improved margins and cost reductions.
The first half of 1993 also benefitted from revenues related to the cancellation of the Airborne Self-Protection Jammer program.

The Corporation completed the acquisition of the Norden unit of United Technologies Corporation in May 1994. Norden manufactures airborne and shipboard radar systems, air traffic control systems, and surveillance and intelligence management systems for underseas applications.

Electronic Systems business is influenced by changes in the budgetary plans and procurement policies of the U.S. government. Reductions in defense spending and program cancellations in recent years have adversely affected and are likely to continue to adversely affect the results of this segment. DoD revenues are expected to be lower in 1994 than in 1993.

Government and Environmental Services

Orders for Government and Environmental Services were up $13 million in the second quarter of 1994 and $17 million for the first half of 1994 compared to the same periods of 1993 due to order increases in waste processing, incineration and remediation. Backlog was up $45 million compared to the end of the second quarter of 1993 mainly due to the addition to the backlog in the second half of 1993 of a $40 million order for special material handling containers which will be liquidated over the next several years and additional remediation orders through 1994 and the second half of 1993.

Sales were up $18 million for the second quarter and $25 million for the first half of 1994 compared with the same periods last year primarily due to higher waste processing and remediation sales. Operating profit was down
$2 million and $12 million for the respective periods primarily due to lower margins in remediation services and waste processing which was partially offset by the higher volume.

As part of its contract reform initiative, the Department of Energy (DoE) has announced that it intends to change its practice from typically extending the maintenance and operation (M&O) contracts, to one of seeking competitive bids as contracts expire. This may affect the Corporation's existing contracts as the DoE has announced that it will competitively bid the Savannah River contract which was extended for two consecutive one-year periods from its original expiration date of September 30, 1994 to September 30, 1996, and the Hanford contract which was extended for only one year to March 31, 1997. Management believes that the Corporation's past performance will make it a strong competitor for a significant portion of these contracts.

Thermo King

Orders for Thermo King were up $66 million and $91 million for the second quarter and first half of 1994, respectively, compared to the same periods in 1993. Backlog was up $78 million at June 30, 1994 compared to the 1993 quarter-end. Orders and backlog are both at record levels.

Sales and operating profit were up $37 million and $3 million, respectively, for the second quarter of 1994, and $49 million and $5 million, respectively, for the first half of 1994 compared to the same periods in 1993. These increases were due to continuing strength in North American trailer refrigeration fueled by the economic recovery and a surge in replacements after a period of market stagnation. In addition, penetration of the seagoing container market and slight market recovery in Europe contributed to the growth.

Energy Systems

Orders for Energy Systems were down $417 million and $342 million for the second quarter and first half of 1994, respectively, compared to the same periods in 1993. Backlog was down $319 million at June 30, 1994 compared to the 1993 quarter-end. The second quarter of 1993 included an order for $440 million for fuel and control systems at the Temelin plant in the Czech Republic.

Sales and operating profit were up $17 million and $2 million, respectively, for the second quarter of 1994 compared to the second quarter of 1993 primarily due to revenues from Temelin control systems. Sales and operating profit were down $62 million and $53 million, respectively, for the first half of 1994 compared to the same period last year primarily due to decreased licensee income, increased pension expense and the favorable effect of a change in accounting for nuclear fuel revenues in 1993.

Power Generation

Orders for Power Generation were up $254 million and $170 million for the second quarter and first half of 1994, respectively, compared to the same periods of 1993. Backlog was up $274 million at June 30, 1994 compared to the 1993 quarter-end. The increases were primarily in projects and long-term parts and service maintenance orders.

Sales for the second quarter and first half of 1994 were down $28 million and $125 million, respectively, compared to the same periods of 1993 primarily due to lower sales in the projects division. Operating profit was down for the second quarter and first half of 1994 compared to the same periods in 1993 by $27 million and $29 million, respectively, primarily due to an unfavorable mix of sales and increased pension expense partially offset by cost reductions.

Knoll

Orders for Knoll were up $22 million for both the second quarter and first half of 1994 compared to the 1993 periods and backlog was up $12 million at June 30, 1994 compared to the 1993 quarter-end due to strong order rates in North America.

Sales were up $17 million and $15 million for the second quarter and first half of 1994, respectively, compared to the same periods in 1993 due to increased participation in the growing North American market partially offset by continued declines in Europe. Operating losses increased by $3 million and $8 million, respectively, for the same periods as the volume improvement and cost reductions were more than offset by an unfavorable sales mix, price deterioration and the cost of a 1994 second quarter reduction-in-force.

WCI

WCI's sales and operating profit were up $25 million and $11 million, respectively, for the second quarter of 1994, and $38 million and $13 million, respectively, for the first half of 1994 compared to the same periods of 1993 primarily due to the continued strong South Florida market. Cash flow from operating activities for WCI for the first six months of 1994 totalled $54 million.

Other Businesses

Orders for Other Businesses were down $54 million and $57 million for the second quarter and first half of 1994, respectively, compared to the same periods of 1993, and backlog was down $117 million at June 30, 1994 compared to the 1993 quarter-end.

Sales were down $3 million for both the second quarter and first half of 1994 compared to the same periods in 1993 as the Controlmatic divestiture and lower sales at Resource Energy Systems were primarily offset by increases in the Industrial Products and Services business unit. Operating losses increased by $1 million and $12 million for the respective periods due to lower volumes, lower margins and an unfavorable sales mix.

In May 1994, the Corporation completed the sale of Controlmatic.

LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

During the first half of 1994, the Corporation's liquidity has improved through the disposition of Financial Services assets, the sales of DCBU and WESCO, and a preferred stock offering. Management believes that the net proceeds anticipated from the continued disposition of assets of Discontinued Operations and certain non-strategic businesses, as well as cash flow from the operating activities of Discontinued Operations and the cash flow from WCI, will be sufficient to fund Discontinued Operations, including the repayment of its debt.

Also improving liquidity, on August 5, 1994 the Corporation entered into two new revolving credit agreements with a combined commitment level of $2.5 billion. Other sources of liquidity generally available to the Corporation include cash and cash equivalents, cash flow from operations and borrowings from other sources, including funds from the capital markets, subject to then existing market conditions and other considerations.

Significant progress was made during the first half of 1994 in reducing the Corporation's net debt (total debt less cash and cash equivalents). Net debt at June 30, 1994 totalled $3,338 million, a reduction of $1,764 million from $5,102 million at December 31, 1993. The principal sources of cash for this reduction were the sales of DCBU and WESCO with cash proceeds of approximately $1.4 billion, the issuance of the C Preferred with net proceeds of $505 million, and the sale of Financial Services assets during the first half of 1994 for approximately $177 million.

The Corporation completed the sale of DCBU, excluding its Australian subsidiary, to Eaton Corporation on January 31, 1994, for a purchase price of $1.1 billion and the assumption by the buyer of certain liabilities. The Corporation completed the sale of the Australian subsidiary in March 1994.

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

On August 26, 1992, Westinghouse filed a registration statement on Form S-3 for the issuance of up to $1 billion of Westinghouse debt securities. At June 30, 1994, $400 million of this shelf registration was unused.

Prior to the adoption of the Plan, Financial Services entered into interest rate and currency exchange agreements to manage the interest rate and currency risk associated with various debt instruments. No transactions were speculative in nature or leveraged. Given their nature, these agreements have been accounted for as hedging transactions. At June 30, 1994, the notional amount of interest rate and currency exchange agreements outstanding totalled approximately $910 million with an average remaining maturity of 1.5 years.

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

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, the combined total sales for those operations were less than 0.5% of the Corporation's sales for the first six months of 1994. Any translation adjustments resulting from converting the local currency balance sheets and income statements of designated hyperinflationary subsidiaries into U.S. dollars are recorded as period costs in accordance with SFAS No. 52.

Revolving Credit Facilities
- ---------------------------

On August 5, 1994, the Corporation entered into two revolving credit agreements with a syndicate of domestic and international banks. The two new revolvers have a combined commitment level of $2.5 billion, with $2.0 billion from a revolver which expires on August 4, 1997 (three-year revolver) and $500 million from a revolver which expires on August 4, 1995 (364-day revolver). On August 5, 1994, contemporaneous with entering into the new revolvers, the Corporation repaid all borrowings under the December 1991 revolver, totalling $800 million, with proceeds from the three-year revolver. Total borrowings under these facilities totalled $800 million at August 5, 1994.

Similar to the prior revolver, availability under the new revolvers is subject to the maintenance of certain financial ratios and compliance with other covenants and subject to there being no material adverse change with respect to the Corporation taken as a whole. The covenants under the new revolvers place restrictions on the incurrence of liens and establishes a maximum leverage ratio, minimum interest coverage ratio and minimum consolidated net worth. Certain of these covenants become more restrictive over the terms of the new revolvers. See Financing Activities for a discussion of interest costs and fees related to the new revolvers.

During the first half of 1994, the Corporation made net repayments of borrowings under the then existing revolver of $2,105 million. The primary sources of cash for these repayments were the total cash proceeds of approximately $1.4 billion received from the sales of DCBU and WESCO, the $505 million of net cash proceeds from the issuance of the Corporation's C Preferred in March 1994, and approximately $177 million of proceeds from the sale of Financial Services assets. Of the $2,105 million of net repayments during the first half of 1994, $1,605 million related to Discontinued Operations and $500 million related to Continuing Operations. At June 30, 1994, there were no borrowings under the revolver related to Continuing Operations.


Operating Activities
- --------------------

Cash provided by operating activities of Continuing Operations was $4 million for the first half of 1994, a decrease of $69 million from the amount provided in the same period in 1993.

Cash used by operating activities of Discontinued Operations was $175 million for the first half of 1994, an increased use of $29 million from the amount used in the first half of 1993.

Investing Activities
- --------------------

Investing activities of Continuing Operations used $124 million of cash in the first half of 1994, compared to $81 million of cash used in the same period in 1993. The principal source of this change during the first half of 1994 was the acquisition of Norden in May 1994, partially offset by the sale of two radio stations in January 1994.

Investing activities of Discontinued Operations provided $1,578 million of cash during the first half of 1994 compared to $2,305 million of cash provided for the same period in 1993. The primary reasons for this decrease in cash provided by the investing activities of Discontinued Operations was the decrease in the level of sales of portfolio investments partially offset by the sales of DCBU and WESCO during the first half of 1994. See Overview above.


Financing Activities
- --------------------

Total debt of the Corporation was $3,770 million at June 30, 1994, a decrease of $2,580 million from $6,350 million at December 31, 1993. Cash and cash equivalents of the Corporation were $432 million at June 30, 1994, a decrease of $816 million from $1,248 million at December 31, 1993.

Short-term debt, including current maturities of long-term debt, of the Corporation totalled $1,130 million at June 30, 1994 compared to $3,818 million at December 31, 1993. This decrease is primarily attributable to net repayments of $2,105 million of prior revolver borrowings during the first half of 1994.

Short-term debt, including current maturities of long-term debt, of Continuing Operations was $120 million at June 30, 1994 compared to
$671 million at December 31, 1993. This decrease is primarily attributed to the repayment of $500 million of revolver borrowings from the proceeds of the C Preferred offering.

Short-term debt, including current maturities of long-term debt, of Discontinued Operations totalled $1,010 million at June 30, 1994 compared to $3,147 million at December 31, 1993, a decrease of $2,137 million. The $2,137 million decrease is primarily attributed to the use of $605 million of Discontinued Operations cash and cash equivalents and net repayments of $1,605 million of revolver borrowings, primarily from the sale proceeds of DCBU and WESCO and proceeds from the sale of Financial Services assets during the first half of 1994.

Total borrowings outstanding under the prior revolver were $750 million at June 30, 1994 (excluding $76 million of letters of credit), all of which were attributable to Discontinued Operations. These borrowings carried a composite interest rate of 5.0%. The Corporation's interest rate margin increased .125% upon Moody's downgrade on January 7, 1994. The downgrade by Fitch on January 11, 1994 had no effect on the margin.

Borrowings under the prior revolver were also subject to utilization and facility fees. The utilization fee decreased from .125% to .0% as a result of average revolver borrowings and outstanding letters of credit going below $2,000 million during the first half of 1994. The facility fee, also based on the Corporation's debt ratings and interest coverage ratio, increased .125% to .50% per annum upon the Standard and Poor's downgrade on March 9, 1993.

The interest rates for borrowings under the new revolvers are based on the London Interbank Offer Rate (LIBOR) plus an interest rate margin based on the Corporation's long-term debt ratings. An increase in LIBOR or certain decreases in the Corporation's long-term debt ratings will result in higher interest expense to the Corporation. Borrowings under the 364-day revolver are subject to a higher interest rate spread than borrowings under the three-year revolver. The new revolvers also include facility fees based on revolver commitment level, whether used or unused. The facility fee percentages under the 364-day revolver are lower than under the three-year revolver. Certain decreases in the Corporation's long-term debt ratings will result in higher facility fees to the Corporation.

Long-term debt of the Corporation totalled $2,640 million at June 30, 1994, a $108 million increase from December 31, 1993. Long-term debt of Continuing Operations was $1,881 million at June 30, 1994 compared to $1,885 million at December 31, 1993. Long-term debt of Discontinued Operations was $759 million at June 30, 1994 compared to $647 million at December 31, 1993. The increase in long-term debt of Discontinued Operations is primarily due to the reclassification of $150 million of 8-7/8% senior notes due 2014 from current maturities of long-term debt at December 31, 1993, to long-term debt at June 30, 1994, as the noteholders' thirty day right to request redemption period expired on May 14, 1994 without such request being made. The next right to request redemption period is the thirty days ending May 14, 1999.

Long-term debt includes a 15 billion Japanese yen bond issued in 1990 which was converted into a $74 million U.S. dollar borrowing through an interest rate and currency swap. Due to the appreciation of the yen versus the dollar since 1990, as of June 30, 1994, the U.S. dollar equivalent of this yen bond had increased by $83 million to approximately $157 million. This increase was fully offset by an $83 million increase in the value of the interest rate and currency swap. The Corporation has recorded the net liability from the Japanese yen bond and interest rate and currency swap of $74 million in long-term debt of Discontinued Operations.

The Corporation's net debt-to-capital ratio for Continuing Operations was 49% at June 30, 1994 compared to 65% at December 31, 1993.


OTHER MATTERS

Pensions
- --------

In connection with the recent downsizing by the Corporation, increased lump sum cash withdrawals from the fund have caused management to review plan contributions. Management currently anticipates that it will contribute approximately $250 million to $300 million in a combination of cash or stock during 1994, of which $75 million in cash has been contributed to date. Contributions are expected to be at approximately the same level in 1995. Management is considering modifications to the current pension plan with the intention of minimizing any potential future increases in pension expense. Actual funding levels and pension expense for 1995 will be dependent upon any modification of the terms or assumptions of the plan.

    PART II.  OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS


  (a) On December 1, 1988, the Republic of the Philippines (Republic) and National Power Corporation (NPC) filed a 15 count lawsuit in the United States District Court (USDC) for the District of New Jersey asserting claims against the Corporation, Westinghouse International Projects Company and Burns and Roe Enterprises, Inc. (Burns and Roe) relating to the construction of a nuclear power plant in the Philippines, as well as an earlier consulting contract between NPC and Burns and Roe relating to the same project. This action seeks rescission of the Westinghouse and Burns and Roe contracts and restitution of all money and other property paid to Westinghouse and Burns and Roe or, alternatively, reformation of the NPC-Westinghouse contract. Plaintiffs requested compensatory, punitive and treble damages, costs and expenses of the lawsuit, and such other relief as the USDC deems just and proper. The complaint alleges, among other things, bribery and other fraudulent conduct, tortious interference with the fiduciary duty owed by Ferdinand E. Marcos to the Republic and the people of the Philippines, common law fraud, and violations of various New Jersey and federal statutes including the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) statute. Plaintiffs demanded a jury trial.

        Also on December 1, 1988, Westinghouse filed a request for arbitration with the International Chamber of Commerce Court of Arbitration (ICC) pursuant to the NPC-Westinghouse contract, setting forth certain claims Westinghouse has against NPC and the Republic and asking for arbitration of the anticipated claims of the Republic and NPC related to construction of the Philippines nuclear power plant. The Republic and NPC challenged the jurisdiction of the ICC, arguing that the contract between the parties, including its arbitration provision, was invalid due to alleged bribery in the procurement of the contract. In December 1991, the ICC arbitration panel issued its award finding that the Republic and NPC had failed to carry their burden of proving the alleged bribery by the Corporation. The panel thereby concluded that the arbitration clause and contract were valid and that the panel has jurisdiction over the remaining disputes between NPC and the Corporation. In January 1992, NPC filed an action for annulment of the award by the ICC arbitration panel in the Swiss Federal Supreme Court. In September 1993, the Swiss Federal Supreme Court issued an order dismissing NPC's annulment action and assessing cost against NPC. Evidentiary hearings before the ICC began in the first quarter of 1994 and continued on June 13, 14 and 15, when they were concluded. Final argument will take place in October of this year, and the final award will be issued some time thereafter.

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

  (b) In April 1991, Duquesne Light Company (Duquesne) and its co-owners filed a law suit against the Corporation in the USDC for the Western District of Pennsylvania for an undetermined amount of damages, including treble and punitive damages. Subsequently, Duquesne disclosed that it is seeking approximately $269 million to $320 million for estimated past and future damages sustained by two nuclear steam supply systems furnished by the Corporation for Duquesne's Beaver Valley, Pennsylvania plants. The Corporation has moved for summary judgment, and the magistrate has recommended that Duquesne's negligent misrepresentation claim and a RICO claim be dismissed. Duquesne and the Corporation have objected to various recommendations of the magistrate with respect to those and other claims of breach of contract, fraud and RICO violations. The judge is expected to rule on the recommendations in August, and unless the Corporation's motion is granted in its entirety, the case will proceed to trial.

  (c)   On November 4, 1993, the Wisconsin Department of Natural Resources
        (DNR) issued a notice of violation to the Corporation alleging that it violated the Wisconsin Hazardous Waste Management Act by failing, with respect to its former Milwaukee repair facility, to notify the Department of the presence of PCBs and for failing to remediate the PCBs at the facility. The matter was referred to the Wisconsin Department of Justice (DOJ). The DOJ is currently proposing a total of $150,000 in fines and assessments for these violations. The Corporation is negotiating with the DOJ on the alleged violations.

  (d) The Corporation is a defendant in 32 asbestos cases and a third-party defendant in 2,200 other cases that are part of consolidated litigation pending in Baltimore County Circuit Court. The plaintiffs have claimed damages for personal injury, wrongful death and loss of consortium arising from exposure to asbestos-containing products manufactured, supplied or installed by various defendants, including the Corporation. Trial commenced on June 20, 1994, with respect to six representative plaintiffs, none of whom have claims against the Corporation. The product defect and punitive damages issues resolved in the trial will be binding upon the Corporation in subsequent trials of the remaining plaintiffs' claims subject to appeal. The Corporation has notified its liability carriers of these claims.

  (e) In January 1992, a suit was filed against Westinghouse Credit Corporation (WCC) in the Circuit Court of Jackson County, Missouri by three affiliated entities (collectively American Carriers) for the alleged breach of a commitment letter issued by WCC to lend up to $65 million. American Carriers claimed that the failure to make the loan caused American Carriers to file for bankruptcy protection. In February 1993, the jury returned a verdict in favor of American Carriers in the amount of $70 million. The Corporation appealed, and on July 12, 1994, the Missouri Court of Appeals affirmed the judgment entered by the Circuit Court on the jury verdict. The Corporation has moved for a rehearing before the entire panel of the Circuit Court. The Corporation previously established a reserve which it believes is sufficient to cover the potential settlement of this claim.

  (f) The Corporation was a defendant in approximately 7,400 out of more than 12,000 asbestos cases pending in the Circuit Court of Kanawha County, West Virginia. The plaintiffs alleged personal injury, wrongful death and loss of consortium claims arising out of alleged exposure to asbestos-containing products that were manufactured, supplied or installed by the defendants, including the Corporation. On April 11, 1994, the Corporation entered into a settlement with respect to all cases pending in Kanawha County. The effect of this settlement on the Corporation will not be material.


   Management believes that the Corporation has meritorious defenses to the proceedings described in items (a) through (e) above.



   ITEM 4.      Submission of Matters to a Vote of Security Holders

   (a) The annual meeting of shareholders of the Corporation was held on April 27, 1994.

   (b) The following matters were submitted to a vote of the shareholders at the annual meeting:

         (i) In connection with the election of eight directors, the following votes were cast for or withheld from the following candidates:

                                          FOR               WITHHELD
                Frank C. Carlucci         262,234,541       9,500,318
                Gary M. Clark             262,937,975       8,796,884
                George H. Conrades        263,069,295       8,665,563
                William H. Gray III       262,343,700       9,391,159
                Michael H. Jordan         262,840,226       8,894,633
                David T. McLaughlin       262,274,750       9,460,108
                Richard R. Pivirotto      262,095,053       9,639,806
                Paula Stern               262,603,733       9,131,125

         (ii) A management proposal regarding the election of Price Waterhouse as independent accountants was presented at the meeting and 263,413,301 shares of common stock were voted for, 6,278,705 shares were voted against, and 2,042,852 shares abstained in connection with the adoption of this resolution, the text of which is set forth on pages 35 and 36 of the Corporation's Proxy Statement dated March 11, 1994, and incorporated herein by reference.

         (iii) A management proposal concerning approval of the Corporation's 1993 Long-Term Incentive Plan was presented at the meeting, and 142,452,924 shares of common stock were voted for, 58,861,546 shares were voted against, 4,428,800 shares abstained, and there were 65,991,588 broker non-votes in connection with the adoption of the 1993 Long-Term Incentive Plan, the text of which is set forth on pages 36 through 43 of the Corporation's Proxy Statement dated March 11, 1994 and incorporated herein by reference.

         (iv) A Board resolution concerning approval of an amendment to the Corporation's Restated Articles of Incorporation to increase the number of authorized common shares was presented at the meeting, and 245,060,862 shares of common stock were voted for, 22,238,948 shares were voted against, 3,746,854 shares abstained, and there were 688,195 broker non-votes in connection with this resolution, the text of which is set forth on page 43 of the Corporation's Proxy Statement dated March 11, 1994, and incorporated herein by reference.

         (v) A shareholder's resolution requesting that the Corporation endorse the CERES Principles for corporate environmental accountability was presented at the meeting and 41,913,822 shares of common stock were voted for, 141,837,901 shares were voted against, 21,645,775 shares abstained and there were 66,337,360 broker non-votes in connection with this resolution, the text of which is set forth on pages 44 and 45 of the Corporation's Proxy Statement dated March 11, 1994, and incorporated herein by reference.



    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    a)        EXHIBITS


    (4)       RIGHTS OF SECURITY HOLDERS

         (a) The Corporation agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries.

    (10)      MATERIAL CONTRACTS

         (a) The Annual Performance Plan is incorporated herein by reference to Exhibit 10(a) to Form 10-K/A for the year ended December 31, 1992.
         (b) The 1993 Long-Term Incentive Plan is incorporated herein by reference to Exhibit A to the Corporation's Notice of 1994 Annual Meeting and Proxy Statement filed with the Commission pursuant to Schedule 14A of the Exchange Act.
         (c) The 1984 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1993.
         (d) The 1979 Stock Option and Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10(c) to Form 10-K/A for the year ended December 31, 1992.
         (e) The Westinghouse Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(d) to Form 10-K, as amended, for the year ended December 31, 1991.
         (f) The Westinghouse Personal Investment Plan is incorporated herein by reference to Exhibit 10(e) to Form 10-K/A for the year ended December 31, 1992.

         (g) The Westinghouse Executive Pension Plan, as amended, is incorporated herein by reference to Exhibit 10(f) to Form
              10-Q for the quarter ended June 30, 1993.
         (h) The Deferred Stock and Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(i) to Form 10-K/A for the year ended December 31, 1992.
         (i) The Advisory Director's Plan is incorporated herein by reference to Exhibit 10(k) to Form 10-K for the year ended December 31, 1989.
         (j) Competitive Advance and Revolving Credit Facility dated as of December 23, 1991, among the Corporation and WCC as borrowers, the Co-Agents and Lenders named therein and Chemical Bank as Administrative Agent, is incorporated herein by reference to
              Exhibit 10 to the Corporation's Form 8-K dated January 31,
              1992.
         (k) First Amendment dated as of September 30, 1992 to the Competitive Advance and Revolving Credit Facility is incorporated herein by reference to Exhibit 10(1) to Form 10-K/A for the year ended December 31, 1992.
         (l) Second Amendment dated as of April 2, 1993 to the Competitive Advance and Revolving Credit Facility is incorporated herein by reference to Exhibit 10(m) to Form 10-Q/A for the quarter ended March 31, 1993.
         (m) The 1991 Long-Term Incentive Plan, as amended, effective December 31, 1993, is incorporated herein by reference to
              Exhibit 10(o) to Form 10-K for the year ended December 31,
              1993.
         (n) Amended and Restated Competitive Advance and Revolving Credit Facility Agreement effective as of May 3, 1993 among the Corporation as borrower, the Co-Agents and Lenders named therein, and Chemical Bank as Administrative Agent is incorporated herein by reference to Exhibit 10(t) to Form 10-Q for the quarter ended June 30, 1993.
         (o) First Amendment to the Amended and Restated Competitive Advance and Revolving Credit Facility Agreement dated as of June 9, 1993 among the Corporation as borrower, the Co-Agents and Lenders named therein, and Chemical Bank as Administrative Agent is incorporated herein by reference to Exhibit 10(u) to Form 10-Q for the quarter ended June 30, 1993.
         (p)  Employment Agreement between the Corporation and
              Michael H. Jordan is incorporated herein by reference to
              Exhibit 10 to the Corporation's Form 8-K, dated
              September 1, 1993.
         (q) Second Amendment to the Amended and Restated Competitive Advance and Revolving Credit Facility Agreement dated as of December 1, 1993 among the Corporation as borrower, the Co-Agents and lenders named therein, and Chemical Bank as Administrative Agent is incorporated herein by reference to
              Exhibit 10(t) to Form 10-K for the year ended December 31,
              1993.
         (r) 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994 among the Corporation as borrower, The Co-Agents and Lenders named therein, and Chemical Bank as Administrative Agent.

         (s) Three year Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994 among the Corporation as borrower, the Co-Agents and Lenders named therein, and Chemical Bank as Administrative Agent.

    (11)     COMPUTATION OF PER SHARE EARNINGS

    (12a)    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

    (12b)    COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED
               CHARGES AND PREFERRED STOCK DIVIDENDS



    b) REPORTS ON FORM 8-K:


       A Current Report on Form 8-K (Items 5 and 7) dated April 22, 1994 to report first quarter results and 1993 quarterly segment financial information based on redefined segments for financial reporting purposes.





                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August 1994.


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

(10) Material Contracts
     (a)  The Annual Performance Plan                                   *
     (b)  The 1993 Long-Term Incentive Plan                             *
     (c)  The 1984 Long-Term Incentive Plan                             *
     (d)  The 1979 Stock Option and Long-Term Incentive Plan            *
     (e)  The Westinghouse Employee Stock Purchase Plan                 *
     (f)  The Westinghouse Personal Investment Plan                     *
     (g)  The Westinghouse Executive Pension Plan                       *
     (h)  The Deferred Stock and Compensation Plan for Directors        *
     (i)  The Advisory Director's Plan                                  *
     (j)  Competitive Advance and Revolving Credit Facility             *
     (k)  Amendment to the Competitive Advance and Revolving
          Credit Facility                                               *
     (l)  Second Amendment to the Competitive Advance and
          Revolving Credit Facility                                     *
     (m)  The 1991 Long-Term Incentive Plan                             *
     (n)  Amended and Restated Competitive Advance and Revolving
          Credit Facility                                               *
     (o)  First Amendment to the Amended and Restated Competitive
          Advance and Revolving Credit Facility                         *
     (p)  Employment Agreement with Michael H. Jordan                   *
     (q)  Second Amendment to the Amended and Restated
          Competitive Advance and Revolving Credit Facility             *
     (r)  364-Day Competitive Advance and Revolving
          Credit Facility
     (s)  Three Year Competitive Advance and Revolving
          Credit Facility


(11) Computation of Per Share Earnings

(12) Computation of Ratios

     (a)  Ratio of Earnings to Fixed Charges
     (b)  Ratio of Earnings to Combined Fixed
          Charges and Preferred Stock Dividends

*Incorporated by reference