Form 10-Q
period 1994-09-30
WESTINGHOUSE ELECTRIC CORP
filed 1994-11-09
CIK 106413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549-1004



                                   FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --
   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1994
                                               ------------------
                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from   ___  to   ___

                        Commission file number  1-977
                                                -----


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

       Common stock 355,734,280 shares outstanding at September 30, 1994
       -----------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX


                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statement of Income               3

         Condensed Consolidated Balance Sheet                     4

         Condensed Consolidated Statement of Cash Flows           5

         Notes to the Condensed Consolidated
           Financial Statements                                6-14


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                     15-26




PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                          26-29

          Item 6.  Exhibits and Reports on Form 8-K              30




SIGNATURE                                                        31

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (in millions except per share amounts) (unaudited)


                                            Three Months Ended    Nine Months Ended
                                               September 30         September 30
                                               ------------         ------------

                                              1994       1993       1994      1993
                                              ----       ----       ----      ----
Sales of products and services              $ 2,229    $ 2,060    $ 6,080   $ 6,234
Costs of products and services               (1,641)    (1,518)    (4,425)   (4,542)
  (exclusive of depreciation shown below)
Marketing, administration and
   general expenses                            (340)      (323)    (1,025)     (984)
Depreciation and amortization                   (80)       (76)      (243)     (234)
Other income and expenses, net (note 2)           -          1         55         9
Interest expense                                (43)       (52)      (135)     (157)
                                            -------    -------    -------   -------
Income from Continuing Operations
   before income taxes and minority
   interest in income of
   consolidated subsidiaries                    125         92        307       326
Income taxes                                    (48)       (24)      (117)     (110)
Minority interest in income of
   consolidated subsidiaries                     (4)        (3)        (6)       (8)
                                            -------    -------    -------   -------
Income from Continuing Operations
   before cumulative effect of change
   in accounting principle                       73         65        184       208

Cumulative effect of change in
   accounting principle:
Postemployment benefits (note 3)                  -          -          -       (56)
                                            -------    -------    -------   -------
Net income                                  $    73    $    65    $   184   $   152
                                            =======    =======    =======   =======

Earnings per common share:
From Continuing Operations                  $  0.15    $  0.15    $  0.38   $  0.48
From cumulative effect of change
   in accounting principle                        -          -          -     (0.16)
                                            -------    -------    -------   -------

Earnings per common share                   $  0.15    $  0.15    $  0.38   $  0.32
                                            =======    =======    =======   =======

Cash dividends per common share             $  0.05    $  0.10    $  0.15   $  0.30
                                            =======    =======    =======   =======

          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in millions)

                                                September 30, 1994   December 31, 1993
ASSETS                                          ------------------   -----------------
- ------                                              (unaudited)
  Cash and cash equivalents                           $   315              $   637
  Customer receivables                                  1,349                1,381
  Inventories (note 4)                                  1,777                1,549
  Uncompleted contracts costs over related billings       598                  371
  Prepaid and other current assets                        785                  836
                                                      -------              -------
  Total current assets                                  4,824                4,774
  Plant and equipment, net                              1,894                1,964
  Deferred income taxes                                 1,511                1,502
  Goodwill and other acquired intangible assets         1,140                1,131
  Other noncurrent assets                               1,132                1,182
                                                      -------              -------
  Total assets                                        $10,501              $10,553
                                                      =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
  Revolving credit borrowings and
    other short-term debt                             $   117              $   662
  Current maturities of long-term debt                     14                    9
  Accounts payable                                        677                  656
  Uncompleted contracts billings over related costs       583                  672
  Other current liabilities (note 5)                    1,877                1,926
                                                      -------              -------
  Total current liabilities                             3,268                3,925
  Long-term debt                                        1,883                1,885
  Net liabilities of Discontinued Operations (note 6)     211                  211
  Other noncurrent liabilities (note 5)                 3,474                3,453
                                                      -------              -------
  Total liabilities                                     8,836                9,474
                                                      -------              -------
  Contingent liabilities and commitments (note 7)
  Minority interest in equity of consolidated
    subsidiaries                                           36                   34
  Shareholders' equity (note 8):
  Preferred stock, $1.00 par value (25 million
    shares authorized):
     Series A preferred (no shares issued)                  -                    -
     Series B conversion preferred (8 million
        shares issued)                                      8                    8
     Series C conversion preferred (4 million
        shares issued)                                      4                    -
     Common stock, $1.00 par value (630 million
        and 480 million shares authorized,
        393 million shares issued)                        393                  393
  Capital in excess of par value                        1,943                1,475
  Common stock held in treasury                          (895)                (972)
  Other                                                (1,256)              (1,260)
  Retained earnings                                     1,432                1,401
                                                      -------              -------
  Total shareholders' equity                            1,629                1,045
                                                      -------              -------
  Total liabilities and shareholders' equity          $10,501              $10,553
                                                      =======              =======

          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in millions) (unaudited)

                                                        Nine Months Ended September 30
                                                        ------------------------------
                                                               1994           1993
                                                               ----           ----
CONTINUING OPERATIONS:
Cash provided by Operating Activities                       $    31        $   208
                                                            -------        -------
Cash Flows from Investing Activities
  Capital Expenditures                                         (154)          (131)
  Business Divestitures                                          50              -
  Business Acquisitions                                         (81)             -
  Net cash to Discontinued Operations                           (95)          (258)
  Other                                                          29              -
                                                            -------        -------
Cash used by Investing Activities                              (251)          (389)
                                                            -------        -------
Cash Flows from Financing Activities
  Change in short-term debt                                    (545)          (607)
  Sale of equity securities                                     505              -
  Long-term borrowings                                            -            600
  Dividends paid                                               (111)          (142)
  Other                                                          49             30
                                                            -------        -------
Cash used by Financing Activities                              (102)          (119)
                                                            -------        -------
Cash used by Continuing Operations                             (322)          (300)
                                                            -------        -------

DISCONTINUED OPERATIONS:
Operating Activities                                           (282)           204
Investing Activities                                          1,603          2,606
Financing Activities                                         (1,931)        (2,774)
                                                            -------        -------
Cash provided (used) by Discontinued Operations                (610)            36
                                                            -------        -------
Decrease in cash and cash equivalents                          (932)          (264)
Cash and cash equivalents at beginning of period              1,248          1,554
                                                            -------        -------
Cash and cash equivalents at end of period                  $   316        $ 1,290
                                                            =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid -- Continuing Operations                      $   131        $   139
                                                            =======        =======
Interest paid -- Discontinued Operations                    $   165        $   331
                                                            =======        =======
Income taxes paid                                           $    87        $    41
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

When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. Certain amounts pertaining to the three and nine months ended September 30, 1993 and year ended December 31, 1993 have been reclassified for comparative purposes.


2.  OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                            Three Months Ended    Nine Months Ended
                                               September 30         September 30
                                               ------------         ------------
                                               1994      1993       1994      1993
                                               ----      ----       ----      ----
Net gain (loss) on disposition of other assets $ (1)     $ (4)      $ 45      $  -
Miscellaneous other income and expenses, net      1         5         10         9
                                               ----      ----       ----      ----
Other income and expenses, net                 $  -      $  1       $ 55      $  9
                                               ====      ====       ====      ====

The net gain on disposition of other assets for the nine months ended September 30, 1994 includes a first quarter gain of $32 million from the sale of two Sacramento radio stations and a second quarter gain of $10 million at WCI Communities Inc. (WCI) from the sale of an investment in a shopping center development joint venture.


3.  CHANGE IN ACCOUNTING PRINCIPLE

In December 1993, the Corporation adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits." The retroactive adoption of SFAS No. 112 resulted in a first quarter 1993 after-tax charge of $56 million, or $.16 per share.

4.  INVENTORIES (in millions)

                                                September 30, 1994   December 31, 1993
                                                ------------------   -----------------
                                                    (unaudited)
Raw materials                                         $   152              $   137
Work in process                                         1,192                  989
Finished goods                                            136                  104
                                                      -------              -------
                                                        1,480                1,230
Long-term contracts in process                            836                  678
Progress payments to subcontractors                       108                  124
Recoverable engineering and development costs             599                  442
Less:  Inventoried costs related to contracts
       with progress billing terms                     (1,246)                (925)
                                                      -------              -------
Inventories                                           $ 1,777              $ 1,549
                                                      =======              =======



5.  OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                              September 30, 1994   December 31, 1993
                                              ------------------   -----------------
                                                    (unaudited)
  Other current liabilities:
Accrued employee compensation                         $   226              $   262
Income taxes currently payable                            247                  292
Accrued product warranty                                   79                   83
Accrued taxes, interest and insurance                     273                  257
Restructuring costs                                       102                  230
Reserve for disposition loss                              182                  215
Other                                                     768                  587
                                                      -------              -------
Total other current liabilities                       $ 1,877              $ 1,926
                                                      =======              =======
  Other noncurrent liabilities:
Postretirement and postemployment benefits            $ 1,312              $ 1,280
Pension liability                                       1,378                1,282
Restructuring costs                                        60                  120
Other                                                     724                  771
                                                      -------              -------
Total other noncurrent liabilities                    $ 3,474              $ 3,453
                                                      =======              =======


6.  DISCONTINUED OPERATIONS

In November 1992, the Corporation announced a Plan (the Plan) that included exiting the financial services business and the sales of the Distribution and Control Business Unit (DCBU) and Westinghouse Electric Supply Company (WESCO). In the first quarter of 1994, the Corporation completed the sales of DCBU and WESCO for proceeds in excess of $1.1 billion and approximately $340 million, respectively.

OPERATING RESULTS OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

                                        Three Months Ended       Nine Months Ended
                                           September 30             September 30
                                           ------------             ------------
                                        1994          1993       1994         1993
                                        ----          ----       ----         ----
Sales of Products and Services
- ------------------------------
Financial Services                     $   6         $  64      $  31       $  291
DCBU and WESCO                             -           620        319        1,776
                                       -----         -----      -----       ------
Sales of Products and Services         $   6         $ 684      $ 350       $2,067
                                       =====         =====      =====       ======

Net Earnings (Losses)
- ---------------------
Financial Services                     $ (55)        $ (42)     $(171)      $ (130)
DCBU and WESCO                             -            26          4           47
                                       -----         -----      -----       ------
Net Losses                             $ (55)        $ (16)     $(167)      $  (83)
                                       =====         =====      =====       ======

The assets and liabilities of Discontinued Operations have been separately classified in the Condensed Consolidated Balance Sheet as net liabilities of Discontinued Operations. A summary of these assets and liabilities follows:

NET LIABILITIES OF DISCONTINUED OPERATIONS

                                             September 30, 1994   December 31, 1993*
                                             ------------------   -----------------
                                                  (unaudited)
ASSETS:
  Cash and cash equivalents                           $    1               $  611
  Other current assets                                    25                  742
  Portfolio investments, net                             999                1,127
  Plant and equipment, net                                 1                  360
  Accrued estimated gain on sale of
    Discontinued Operations                                -                  441
  Accrued operating income, net                            -                   19
  Deferred income taxes                                  450                  415
  Other assets                                           107                  375
                                                      ------               ------
Total assets -- Discontinued Operations                1,583                4,090
                                                      ------               ------
LIABILITIES:
  Revolving credit borrowings                            865                2,373
  Current maturities of long-term debt                   316                  774
  Other current liabilities                               36                  338
  Long-term debt                                         569                  647
  Other liabilities and accrued operating expenses         8                  169
                                                      ------               ------
Total liabilities -- Discontinued Operations           1,794                4,301
                                                      ------               ------
  Net liabilities of Discontinued Operations          $  211               $  211
                                                      ======               ======

*Certain amounts have been reclassified for comparative purposes.

FINANCIAL SERVICES PORTFOLIO INVESTMENTS

Portfolio Investments by Category of Investment and Financing at September 30, 1994 and December 31, 1993 are summarized in the following table.

                                                   At September 30, 1994
                                          ---------------------------------------
                                                      Real
(in millions) (unaudited)                 Leasing    Estate    Corporate    Total
                                          -------    ------    ---------    -----
Receivables                                $  893    $   30      $  16     $  939
Other portfolio investments                    39       315         15        369
                                           ------    ------     ------     ------
Portfolio investments                         932       345         31      1,308
Valuation allowance                           (46)     (257)        (6)      (309)
                                           ------    ------     ------     ------
Portfolio investments, net                 $  886    $   88      $  25     $  999
                                           ======    ======      =====     ======


                                                   At December 31, 1993*
                                          ---------------------------------------
                                                      Real
(in millions)                             Leasing    Estate    Corporate    Total
                                          -------    ------    ---------    -----
Receivables                                $  969    $   46      $  47     $1,062
Other portfolio investments                    39       353         97        489
                                           ------    ------     ------     ------
Portfolio investments                       1,008       399        144      1,551
Valuation allowance                           (45)     (353)       (26)      (424)
                                           ------    ------     ------     ------
Portfolio investments, net                 $  963    $   46      $ 118     $1,127
                                           ======    ======      =====     ======

*Certain amounts have been recategorized for comparative purposes.

Leasing receivables consist of direct financing and leveraged leases.
At September 30, 1994, 80% of leasing receivables related to aircraft and 20% primarily related to cogeneration facilities. Certain leasing receivables classified as performing and totalling approximately $130 million at September 30, 1994 have been identified by management as potential problem receivables. Included in this amount is approximately $120 million of leasing receivables, primarily leveraged, related to aircraft leased by a major U.S. airline. Such leasing receivables were current as to payments and performing in accordance with contractual terms at September 30, 1994.

Real estate receivables were comprised primarily of residential loans at September 30, 1994. Corporate receivables resulted from highly-leveraged transactions.

Non-earning receivables at September 30, 1994 totalled $38 million compared to $30 million at December 31, 1993. There were no reduced earning receivables at September 30, 1994 or December 31, 1993.

Other portfolio investments at September 30, 1994 include the Corporation's investment in LW Real Estate Investments, L.P. (LW) of $133 million, real estate properties totalling $99 million, and other investments totalling $137 million primarily comprised of real estate and leasing investments in partnerships. The Corporation's investment in LW at September 30, 1994 represented a 44% limited partnership interest.

Management expects a significant portion of the Corporation's investment in LW and any remaining real estate assets to be liquidated by the end of 1995. The corporate portfolio investments are expected to be liquidated during the remainder of 1994 and the first quarter of 1995. The leasing portfolio is expected to run off in accordance with contractual terms.

The following table is a reconciliation of the valuation allowance for portfolio investments for the nine months ended September 30, 1994.

VALUATION ALLOWANCE FOR PORTFOLIO INVESTMENTS
(in millions) (unaudited)

                                            Transfers to
                                             Reserve for
                               Portfolio       Accrued                  Percent of
Category of      Beginning    Investments     Operating      Ending     Portfolio
Financing:        Balance     Written Off     Expenses      Balance     Investments
- -----------      ---------    -----------   ------------    -------     -----------
Leasing           $  45          $   1         $   -         $  46         4.9%
Real Estate         353              -           (96)          257        74.5%
Corporate            26            (20)            -             6        19.5%
                  -----          -----         -----         -----
Total             $ 424          $ (19)        $ (96)        $ 309        23.6%
                  =====          =====         =====         =====

During the first nine months of 1994, portfolio investments written off represented 1.4% of the average outstanding portfolio investments. Investments written off during the first nine months of 1994 usually resulted from the disposition of the asset for cash.

The valuation allowance for real estate portfolio investments at September 30, 1994 and December 31, 1993 included approximately $139 million and $195 million, respectively, related to real estate assets sold at values in excess of those used in determining the valuation allowance at the time the Plan was developed. During the second and third quarters of 1994, a total of $96 million of the valuation allowance for real estate portfolio investments was transferred to the reserve for accrued operating expenses to offset the interest expense and other operating expenses of Financial Services through September 30, 1994. It is expected that the valuation allowance will be used to offset future operating expenses of Financial Services, payment of the American Carriers claim of $70 million plus interest, and any differences that may arise in estimates of other elements of the Plan.


7.  CONTINGENT LIABILITIES AND COMMITMENTS

Uranium Settlements
- -------------------

The Corporation had previously provided for the estimated future costs for the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes assets required for certain settlement obligations and reserves for estimated future costs. The remaining balance at September 30, 1994 is deemed adequate considering all facts and circumstances known to management. The future obligations require providing specific quantities of uranium which are expected to be completed by the end of 1994, nuclear fuel supply agreements, the majority of which will be completed by 1999 with the remainder of the deliveries running through 2013, and the supply of equipment and services through approximately the end of 1995. Variances from estimates which may occur are considered in determining if an adjustment of the liability is necessary.

Litigation
- ----------

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

The Philippines and NPC challenged the jurisdiction of the ICC, claiming the contract was invalid due to the alleged bribery in the procurement of the contract. In December 1991, the ICC arbitration panel issued an award finding that the NPC had failed to carry its burden of proving an alleged bribery by the Corporation. The panel thereby concluded that the arbitration clauses and the contracts were valid and the panel had jurisdiction over the disputes remaining before it with respect to NPC. The panel concluded that it did not have jurisdiction over the Philippines. NPC, in an attempt to attack the ICC decision regarding jurisdiction and contract validity, filed an action for annulment with the Swiss Federal Supreme Court which was not successful. Arbitration with respect to the remaining disputes was concluded in October and the parties await a decision.

Steam Generators

At present, there are six pending actions brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. Westinghouse is also a party to six agreements with utilities or utility plant owners' groups which toll the statute of limitations regarding their steam generator tube degradation claims and permit the parties time to engage in discussions. The parties have agreed that no litigation will be initiated for an agreed upon period of time as set forth in the respective tolling agreements. The term of each tolling agreement varies. Westinghouse has notified its insurance carriers of the pending steam generator actions and claims. While some of the carriers have denied coverage in whole or in part, most have reserved their rights with respect to obligations to defend and indemnify the Corporation. Westinghouse and a number of carriers have entered into settlements resolving steam generator and other coverage issues. The Corporation is currently involved in litigation with those carriers who have denied coverage or reserved their rights.

Securities Class Actions - Financial Services

The Corporation has been defending a consolidated class action, a consolidated derivative action and certain individual lawsuits brought against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), both previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI and WCC.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in each of the foregoing cases and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes the Corporation has meritorious defenses to the litigation described above and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.


Environmental Matters
- ---------------------

Compliance with federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management has estimated the total probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known. Such estimates are based on the Corporation's experience to date with investigating and evaluating site cleanup costs, the professional judgment of the Corporation's environmental experts, outside environmental specialists and other experts and, when necessary, counsel. In addition, the likelihood that other parties which have been named as potentially responsible parties (PRPs) will have the financial resources to fulfill their obligations at Superfund sites where they and the Corporation may be jointly and severally liable has been considered. These estimates have been used to assess materiality for financial statement disclosure purposes as follows.

PRP Sites

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named as a PRP at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimus. However, the Corporation may have varying degrees of cleanup responsibilities at 52 of these sites, excluding those discussed in the preceding sentence. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes the total remaining probable costs which the Corporation could incur for remediation of these sites as of September 30, 1994 are approximately $60 million, all of which has been accrued. As the remediation activities progress, additional information may be obtained which may require additional investigations or an expansion of the remediation activities which, although unknown at this time, may result in an increase in costs.

Bloomington Consent Decree

The Corporation is a party to a 1985 Consent Decree relating to remediation of six sites in Bloomington, Indiana and has additional responsibility for two other sites in Bloomington. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law to burn excavated material.

On February 8, 1994, the parties filed a status report with the United States District Court for the Southern District of Indiana, which is responsible for overseeing the implementation of the Consent Decree. This report advised the court of the parties' intention to investigate alternatives and provided the court with operating principles for this process. During the third quarter of 1994, the parties held a series of meetings under the operating principles agreement to review technical information that may be required to investigate an alternative proposal.

The Corporation believes it is probable the Consent Decree will be modified to an alternate remediation action. As a result, the Corporation estimates that its costs to implement the most reasonable and likely alternative would be approximately $60 million, all of which has been accrued. Approximately $16 million of this estimate represents operating and maintenance costs which will be incurred over an approximate 30 year period. These costs are expected to be distributed equally over this period and, based on the Corporation's experience with similar operating and maintenance costs, have been determined to be reliably determinable on a year-to-year basis. Accordingly, the estimated $44 million gross cost of operating and maintenance has been discounted at a rate of 5% per year. The remaining portion of the $60 million provision represents site construction and other related costs and is valued as of the year of expenditure. Analyses of internal experts and outside consultants have been used in forecasting construction and other related costs. The estimates of future period costs include an assumed inflation rate of 5% per year. This estimate of $60 million is within a range of reasonably possible alternatives and one which the Corporation believes to be the most likely outcome. This alternative includes a combination of containment, treatment, remediation and monitoring. Other alternatives, while considered less likely, could cause such costs to be as much as $100 million.

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

The Corporation has or will have responsibilities for environmental remediation such as dismantling incinerators, decommissioning nuclear licensed sites, and other similar commitments at various sites. The Corporation has estimated total potential cost to be incurred for these actions to be approximately $125 million, of which $39 million had been accrued at September 30, 1994. The Corporation's policy is to accrue these costs over the estimated lives of the individual facilities which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $5 million.

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

Financing Commitments -- Discontinued Operations
- ------------------------------------------------

Financial Services commitments with off-balance-sheet credit risk represent financing commitments to provide funds, including loan or investment commitments, guarantees, standby letters of credit and standby commitments, generally in exchange for fees. The remaining commitments have fixed expiration dates from 1994 through 2002.

At September 30, 1994, Financial Services commitments with off-balance-sheet credit risk totalled $93 million compared to $111 million at year- end 1993. Of the $93 million of commitments at September 30, 1994, $81 million were guarantees, credit enhancements and other standby agreements, and $12 million were commitments to extend credit. Of the $111 million of commitments at year-end 1993, $90 million were guarantees, credit enhancements and other standby agreements and $21 million were commitments to extend credit. Management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.

Financing Commitments -- Continuing Operations
- ----------------------------------------------

WCI was contingently liable at September 30, 1994 under guarantees for $64 million of sewer and water district borrowings. The proceeds of the borrowings were used for sewer and water improvements on residential and commercial real estate projects of WCI. Management expects these borrowings to be repaid as the projects are completed and sold, and the guarantees for such borrowings to expire unfunded.

Other Commitments
- -----------------

The Corporation's other commitments consisting primarily of those for the purchase of plant and equipment are not material.


8.  SHAREHOLDERS' EQUITY

In March 1994, the Corporation sold, in a private placement, 36,000,000 depositary shares at $14.44 per share. Each of the depositary shares represents ownership of one-tenth of a share of the Corporation's $1 par value Series C Conversion Preferred Stock (Series C preferred) and entitles the owner to all of the proportionate rights, preferences and privileges of the Series C preferred.

The net proceeds to the Corporation, after commissions, fees, and out-of-pocket expenses, totalled $505 million. As a result of the transaction, the par value of Series C preferred was established for $4 million, and capital in excess of par was increased by $501 million.

The Series C preferred shares were treated as common stock equivalents for the calculation of earnings per share for all 1994 periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Orders in the quarter totalled $2.1 billion led by Power Generation, Energy Systems and Electronic Systems. Compared to the same quarter last year, orders were up 4 percent and backlog increased $200 million and is now $10 billion. Excluding the impact of the Norden acquisition, which was completed earlier this year, orders and backlog were flat.

Revenues for the quarter increased approximately 8 percent to $2.2 billion led by Thermo King and Power Generation.

Operating profit for the quarter increased $25 million to $168 million compared to $143 million in the third quarter last year. The third quarter of 1994 included pension expense that was $20 million higher than a year ago.

Income before taxes increased 36 percent, or $33 million, because of higher operating profit and lower interest expense on reduced debt levels.

Net income in the quarter was $73 million, or 15 cents per share, compared to net income of $65 million, or 15 cents per share, for the same quarter last year. In 1993, a lower effective tax rate benefitted earnings for the quarter by approximately 3 cents per share. Cash flow, however, was largely unaffected by tax rate changes due to the utilization of net operating loss carryforwards.

Net income for the first nine months of 1994 was $184 million, or 38 cents per share, on revenues of $6.1 billion, compared to net income of $152 million, or 32 cents per share, on revenues of $6.2 billion for the same period last year. The net income for the first nine months of 1993 included an after-tax charge of $56 million, or 16 cents per share, due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits."

During the third quarter of 1994, the Corporation reached a four-year labor agreement with three national unions. As part of the agreement, the Corporation paid approximately $9 million as a lump sum to covered employees, all of which has been charged to operations. The wage increases and benefit changes resulting from the agreement will not have a significant impact on future operating results.


RESTRUCTURING AND OTHER ACTIONS

Restructuring of Continuing Businesses

On January 11, 1994, the Corporation announced a plan to restructure its continuing businesses and recorded an associated charge of $350 million. The charge was comprised of approximately $225 million related to separation costs for 3,400 employees, approximately $35 million associated with asset writedowns, approximately $45 million for facility closedown and rationalization costs and approximately $45 million related to process and product redesign or reengineering. During the first nine months of 1994, charges against the liability totalled $188 million.

The Corporation anticipated that actions resulting from implementation of its restructuring plan would result in the reduction of approximately 6,000 employees, which includes 3,400 separations and an additional 2,600 reductions expected from normal attrition. Through the end of September 1994, employee reductions as a result of implementing the restructuring plan totalled approximately 2,600 employees.

The 3,400 employee separations that were included as part of the restructuring charge are expected to result in annual pre-tax savings of approximately $100 million, primarily through reduced employment costs. A substantial portion of this annual savings is expected to be realized in 1994 with approximately $300 million in savings expected over the three-year period ending December 31, 1996. Additional savings will be realized as the anticipated reductions resulting from normal attritions occur over the next two years.

Total cash expenditures for restructuring are expected to approximate
$270 million, with expenditures of approximately $180 million in 1994, $55 million in 1995 and $35 million in 1996. Cash expenditures for restructuring during the first nine months of 1994 totalled $123 million. Non-cash activities consist primarily of asset writedowns and pension curtailment.

The following table is a reconciliation of the liability for restructuring costs of continuing businesses for the nine months ended September 30, 1994:

LIABILITY FOR RESTRUCTURING COSTS OF CONTINUING BUSINESSES
(in millions) (unaudited)

Balance at December 31, 1993                                          $ 350

Separation costs                                                       (118)
Asset writedowns                                                        (43)
Facility closedown/rationalization                                      (27)
                                                                      -----
Balance at September 30, 1994                                         $ 162
                                                                      =====

Disposition of Non-Strategic Businesses

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

Included in the $215 million charge is approximately $20 million for the writedown of certain assets related to discontinued projects. In May 1994, the Corporation completed the sale of Controlmatic. The Corporation continues to pursue the disposition of the remaining non-strategic businesses.

Activity relating to the liability for disposition of non-strategic businesses for the nine months ended September 30, 1994 is summarized below:

LIABILITY FOR DISPOSITION OF NON-STRATEGIC BUSINESSES
(in millions) (unaudited)

Balance at December 31, 1993                                          $ 215

Asset writedowns                                                        (20)
Disposal of businesses                                                  (13)
                                                                      -----
Balance at September 30, 1994                                         $ 182
                                                                      =====

The asset writedowns were primarily composed of permitting and site preparation costs for two projects that the Corporation no longer intends to pursue.

RESULTS OF OPERATIONS

The following represents the segment results of the Corporation's Continuing Operations for the three and nine months ended September 30, 1994 and 1993.

                      Segment Results ($ in millions)(unaudited)
                      ----------------------------------------
                            Three Months Ended 9/30         Nine Months Ended 9/30
                           1994      1993   % Change       1994      1993   % Change
                           ----      ----   --------       ----      ----   --------
  Broadcasting:
Orders                  $  202.6  $  195.2     3.8%     $  621.4  $  592.6     4.9%
Backlog                        -         -       -             -         -       -
Sales                      202.6     195.2     3.8%        621.4     592.6     4.9%
Operating Profit (Loss)     40.3      31.8    26.7%        131.6     107.9    22.0%
Operating Profit Margin     19.9%     16.3%    N/A          21.2%     18.2%    N/A
Depreciation &
  Amortization (D&A)         9.5       9.5       -%         28.1      27.8     1.1%
Capital Expenditures         8.8       5.4    63.0%         24.5      11.5   113.0%

  Electronic Systems:
Orders                  $  563.8  $  651.0   -13.4%     $1,481.3  $1,655.9   -10.5%
Backlog                  3,799.3   3,738.2     1.6%      3,799.3   3,738.2     1.6%
Sales                      661.4     617.0     7.2%      1,599.2   1,836.7   -12.9%
Operating Profit (Loss)     39.2      52.9   -25.9%        100.4     154.7   -35.1%
Operating Profit Margin      5.9%      8.6%    N/A           6.3%      8.4%    N/A
D&A                         24.8      17.5    41.7%         62.1      57.1     8.8%
Capital Expenditures         8.3       6.7    23.9%         27.2      22.5    20.9%

  Government and
    Environmental Services:
Orders                  $  110.9  $   67.1    65.3%     $  254.9  $  194.0    31.4%
Backlog                    120.1      42.6   181.9%        120.1      42.6   181.9%
Sales                      102.3      85.0    20.4%        285.8     243.1    17.6%
Operating Profit (Loss)     22.3      11.9    87.4%         51.2      52.8    -3.0%
Operating Profit Margin     21.8%     14.0%    N/A          17.9%     21.7%    N/A
D&A                          5.0       4.5    11.1%         16.0      11.7    36.8%
Capital Expenditures         6.7       5.0    34.0%         13.5      18.2   -25.8%

  Thermo King:
Orders                  $  223.3  $  175.8    27.0%     $  712.5  $  574.2    24.1%
Backlog                    213.3     149.4    42.8%        213.3     149.4    42.8%
Sales                      248.1     180.3    37.6%        660.5     543.7    21.5%
Operating Profit (Loss)     37.0      27.3    35.5%         98.6      84.4    16.8%
Operating Profit Margin     14.9%     15.1%    N/A          14.9%     15.5%    N/A
D&A                          3.6       3.4     5.9%         11.3       9.9    14.1%
Capital Expenditures         5.2       3.2    62.5%         12.4       8.4    47.6%

  Energy Systems:
Orders                  $  395.7  $  180.0   119.8%     $1,096.8  $1,222.8   -10.3%
Backlog                  2,776.5   2,733.5     1.6%      2,776.5   2,733.5     1.6%
Sales                      262.0     287.5    -8.9%        821.9     909.2    -9.6%
Operating Profit (Loss)       .4      10.3   -96.1%          8.7      71.9   -87.9%
Operating Profit Margin       .2%      3.6%    N/A           1.1%      7.9%    N/A
D&A                         13.5      13.6     -.7%         39.9      41.3    -3.4%
Capital Expenditures        10.3       9.6     7.3%         25.2      23.3     8.2%

               Segment Results ($ in millions)(unaudited)(continued)
               -----------------------------------------------------
                            Three Months Ended 9/30         Nine Months Ended 9/30
                           1994      1993   % Change       1994      1993   % Change
                           ----      ----   --------       ----      ----   --------
  Power Generation:
Orders                  $  320.1  $  414.7   -22.8%     $1,440.7  $1,365.7     5.5%
Backlog                  2,263.1   2,200.8     2.8%      2,263.1   2,200.8     2.8%
Sales                      451.4     375.4    20.2%      1,138.1   1,187.2    -4.1%
Operating Profit (Loss)     29.7      11.3   162.8%          7.5      18.4   -59.2%
Operating Profit Margin      6.6%      3.0%    N/A            .7%      1.5%    N/A
D&A                         10.4      11.4    -8.8%         34.2      35.5    -3.7%
Capital Expenditures        10.2      10.3    -1.0%         25.1      20.0    25.5%

  Knoll:
Orders                  $  143.8  $  125.3    14.8%     $  405.4  $  365.1    11.0%
Backlog                     98.2      86.3    13.8%         98.2      86.3    13.8%
Sales                      150.2     126.2    19.0%        411.4     372.3    10.5%
Operating Profit (Loss)      (.8)     (7.6)   89.5%        (25.5)    (24.5)   -4.1%
Operating Profit Margin      -.5%     -6.0%    N/A          -6.2%     -6.6%    N/A
D&A                          6.9       7.4    -6.8%         21.3      23.5    -9.4%
Capital Expenditures         5.0       3.7    35.1%          9.6      10.6    -9.4%

  WCI:
Orders                  $   35.7  $   54.3   -34.3%     $  165.9  $  147.0    12.9%
Backlog                        -         -       -             -         -       -
Sales                       35.7      54.3   -34.3%        165.9     147.0    12.9%
Operating Profit (Loss)      6.0      14.5   -58.6%         43.2      38.9    11.1%
Operating Profit Margin     16.8%     26.7%    N/A          26.0%     26.5%    N/A
D&A                           .4        .3    33.3%          1.3       1.0    30.0%
Capital Expenditures          .2        .1   100.0%          1.7        .5   240.0%

  Other Businesses:
Orders                  $  109.1  $  144.4   -24.4%     $  321.6  $  414.2   -22.4%
Backlog                    685.7     807.4   -15.1%        685.7     807.4   -15.1%
Sales                      114.9     136.4   -15.8%        376.1     400.2    -6.0%
Operating Profit (Loss)     (2.7)     (2.5)   -8.0%        (25.0)    (12.7)  -96.9%
Operating Profit Margin     -2.3%     -1.8%    N/A          -6.6%     -3.2%    N/A
D&A                          3.3       3.6    -8.3%          9.8      10.5    -6.7%
Capital Expenditures          .2       3.2   -93.8%          1.5       8.5   -82.4%

  Corporate and Other:
Orders                  $   12.9  $   19.7   -34.5%     $   54.1  $   67.4   -19.7%
Backlog                     57.6      52.3    10.1%         57.6      52.3    10.1%
Sales                       38.8      39.2    -1.0%        112.3     112.4     -.1%
Operating Profit (Loss)     (3.0)     (6.9)    N/A          (3.4)    (17.6)    N/A
Operating Profit Margin     -7.7%    -17.6%    N/A          -3.0%    -15.7%    N/A
D&A                          3.0       5.1   -41.2%         19.2      15.3    25.5%
Capital Expenditures         7.2       2.4   200.0%         13.0       7.1    83.1%

  Intersegment:
Orders                  $  (40.3) $  (36.0)  -11.9%     $ (119.1) $ (119.0)    -.1%
Backlog                    (45.4)    (40.8)  -11.3%        (45.4)    (40.8)  -11.3%
Sales                      (38.3)    (36.3)   -5.5%       (112.4)   (110.4)   -1.8%

  Total - Continuing Operations:
Orders                  $2,077.6  $1,991.5     4.3%     $6,435.5  $6,479.9     -.7%
Backlog                  9,968.4   9,769.7     2.0%      9,968.4   9,769.7     2.0%
Sales                    2,229.1   2,060.2     8.2%      6,080.2   6,234.0    -2.5%
Operating Profit (Loss)    168.4     143.0    17.8%        387.3     474.2   -18.3%
Operating Profit Margin      7.5%      6.9%    N/A           6.4%      7.6%    N/A
D&A                         80.4      76.3     5.4%        243.2     233.6     4.1%
Capital Expenditures        62.1      49.6    25.2%        153.7     130.6    17.7%

Broadcasting

Broadcasting continues its excellent performance. Revenues were up 4 percent and 5 percent, respectively, for the third quarter and the first nine months of 1994 compared to the same periods in 1993, while operating profit increased 27 percent and 22 percent for the same periods. Revenues and operating profit increases were driven by strong advertising sales in television and by tight cost controls.


Electronic Systems

Revenues increased 7 percent for the third quarter compared to last year. Without the Norden Systems, Inc. (Norden) acquisition, revenues would have been down 3 percent.

Operating profit for the third quarter of 1994 was down 26 percent compared to the same quarter last year, while operating profit decreased 35 percent for the first nine months of 1994 compared to 1993. The changes were caused primarily by decreased torpedo production, completion of certain Department of Defense contracts, and increased pension costs of $5 million for the third quarter and $25 million for the first nine months in 1994.

Backlog of $3.8 billion at the end of September 1994 includes approximately $200 million associated with Norden.


Government and Environmental Services

Higher award fees at three Department of Energy facilities managed by Westinghouse and improved sales and margins in the incineration business drove revenues up 20 percent and operating profit up 87 percent in the quarter compared to the same period in 1993. Orders entered for the quarter were up 65 percent, resulting in a backlog of over $120 million.


Thermo King

Strong North American truck, trailer and service parts markets coupled with rebounding volume in Western Europe fueled Thermo King's record pace for sales in the third quarter. Orders were up 27 percent in the quarter, and revenues increased 38 percent over the same period last year. Operating profit growth for the quarter increased 36 percent compared to last year.


Energy Systems

Lower service revenues because of delays in scheduled power plant outages and decreased sales of engineering services were the primary causes of revenues and operating profit declining $26 million and $10 million, respectively, in the quarter compared to the same period last year. Pension costs for the third quarter of 1994 increased $3 million over the year-earlier quarter.

Strong bookings for nuclear fuel, equipment, and services in Asia and North America increased orders by $216 million in the quarter compared to the 1993 quarter.

Revenues and operating profit for the first nine months of 1994 were down $87 million and $63 million, respectively, compared to the same periods in 1993. Decreased licensee income and the favorable effect of an accounting change for nuclear fuel revenues in 1993 were primarily responsible for the change. Pension costs for the nine months of 1994 were $14 million more than the same period of 1993.

Power Generation

Strong international parts, service and combustion turbine sales drove revenues up 20 percent in the quarter compared to the year-earlier period. Operating profit almost tripled to approximately $30 million in the quarter. Pension costs for the third quarter of 1994 were $5 million higher than the same quarter of 1993. Operating profit for the first nine months of 1994 was down $11 million compared to the same period of 1993 due to an unfavorable mix of sales and increased pension costs of $19 million, partially offset by cost reductions.

Although orders were down 23 percent for the quarter, they were up 6 percent for the first nine months compared to the year-earlier period. Backlog at the end of the quarter was $2.3 billion, an increase of about 3 percent compared to the same period last year.


Knoll

Increases across most major product lines in North America and a rebounding European market pushed orders up about 15 percent, or $19 million, for the third quarter 1994 compared to last year. Revenues for the quarter grew by 19 percent. Tight cost controls and the strong revenue growth enabled Knoll to approach break-even in the quarter versus a loss of approximately $8 million last year. The business continues to see encouraging bookings in Europe and North America across most major product lines.


WCI

Revenues and operating profit for the third quarter of 1994 were down $19 million and $9 million, respectively. However, a strong South Florida market raised revenues and operating profit for the first nine months of 1994 by $19 million and $4 million, respectively, compared to the same period last year. WCI generated approximately $50 million of cash for the first nine months of 1994.


Other Businesses

Revenues for the third quarter were down 16 percent. Operating losses for the quarter were flat compared to the third quarter of 1993.


DISCONTINUED OPERATIONS

In November 1992, the Corporation announced a Plan (the Plan) that included exiting the financial services business and selling both DCBU and WESCO. Since adoption of the Plan, net portfolio investments of Financial Services have decreased from $5,534 million at November 30, 1992 to $999 million at September 30, 1994, a decrease of $4,535 million. The Corporation completed the sales of DCBU and WESCO during the first quarter of 1994. See Liquidity and Capital Resources - Overview.

The liability for the estimated after-tax loss on the disposal of Discontinued Operations of $1,383 million was established in November 1992. In the fourth quarter of 1993, the Corporation recorded an additional provision for estimated after-tax loss on the disposal of Discontinued Operations of $95 million based on changes in estimates on the sales of DCBU and WESCO, a decision to bulk sell certain Financial Services assets and a revision to estimated interest expense.

A summary of changes in net debt of Discontinued Operations for the nine months ended September 30, 1994 is presented in the table below:

CHANGES IN NET DEBT OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

Net Debt at December 31, 1993                                         $ 3,183

Proceeds from sales of DCBU and WESCO                                  (1,374)
Liquidations of Financial Services assets                                (234)
Cash used in operating activities of Financial Services                   138
Asset fundings of Financial Services                                        5
Cash used in operating and divestiture activities
  related to DCBU & WESCO and restructuring                               144
Net cash provided by Continuing Operations                                (95)
Debt assumed by buyers of Discontinued Operations                         (18)
                                                                      -------
                                                                       (1,434)
                                                                      -------
Net Debt at September 30, 1994                                        $ 1,749
                                                                      =======

The net proceeds expected to be realized from liquidation of the remaining $999 million of net portfolio investments of Discontinued Operations are insufficient to satisfy the $1.7 billion of net debt attributed to Discontinued Operations. The Corporation also expects to use cash flows from Continuing Operations, specifically, proceeds from sales of certain non-strategic businesses, WCI's cash flow from operations, and proceeds from any sales of WCI's assets, in bulk or in total, to pay down debt of Discontinued Operations. Management is evaluating alternative strategies with respect to WCI to optimize its value and as a result does not anticipate that WCI will be sold in 1994. Upon determination of the WCI strategy, which is expected to occur by year-end 1994, management will evaluate the available sources of cash in conjunction with the remaining debt of Discontinued Operations and make appropriate adjustments.

Management believes that the combination of the net proceeds anticipated from the continued liquidation of assets of Discontinued Operations and from sales of certain non-strategic businesses, as well as cash flow from WCI, will be sufficient to fund Discontinued Operations, including the repayment of its debt. Management further believes that the liability for the estimated loss on disposal of Discontinued Operations should be adequate assuming appropriate reduction of the related debt. The adequacy of this liability is evaluated each quarter.


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

Significant progress was made during the first nine months of 1994 in reducing the Corporation's net debt (total debt less cash and cash equivalents). Net debt at September 30, 1994 totalled $3,448 million, a reduction of $1,654 million from $5,102 million at December 31, 1993. The principal sources of cash for this reduction were the sales of DCBU and WESCO, the issuance of the Series C preferred stock, and liquidations of Financial Services assets.

The Corporation completed the sale of DCBU, excluding its Australian subsidiary, to Eaton Corporation on January 31, 1994, for approximately $1.1 billion and the assumption by the buyer of certain liabilities. The Corporation completed the sale of the Australian subsidiary in March 1994.

The Corporation completed the sale of WESCO on February 28, 1994 to an affiliate of Clayton, Dubilier & Rice, Inc., a private investment firm. The sales proceeds of approximately $340 million consisted of approximately $275 million in cash, approximately $50 million in first mortgage notes and the remainder in stock and options in the new company.

During March 1994, the Corporation sold in a private placement depositary shares representing 3,600,000 shares of Series C preferred stock. Net proceeds from the offering, which totalled $505 million, were used to reduce short-term debt.

On August 26, 1992, Westinghouse filed a registration statement on Form S-3 for the issuance of up to $1 billion of Westinghouse debt securities. At September 30, 1994, $400 million of this shelf registration was unused.

Sources of liquidity generally available to the Corporation include cash and cash equivalents, cash flow from operations, proceeds from sales of non-strategic assets, unused borrowing capacity under the Corporation's revolving credit facilities, and borrowings from other sources, including funds from the capital markets, subject to then existing market conditions and other considerations.

As of the second quarter of 1994, substantially all of the Corporation's cash is included in and managed from Continuing Operations. Any cash receipts and cash payments related to Discontinued Operations require cash transfers between Continuing and Discontinued Operations. For purposes of the Consolidated Statement of Cash Flows, the net amount of cash transfers represents an investing activity to Continuing Operations and a financing activity to Discontinued Operations.

Operating Activities
- --------------------

The following table provides a reconciliation of net income to cash provided by operating activities of Continuing Operations for the nine months ended September 30, 1994 and 1993:

RECONCILIATION OF NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES

                                                    Nine Months Ended September 30
                                                    ------------------------------
(in millions) (unaudited)                                1994              1993
                                                         ----              ----
Net income                                             $  184            $  152

  Adjustments to reconcile net income to cash:
Cumulative effect of change in accounting principle         -                56
Depreciation and amortization                             243               234
Pension expense in excess of cash contributions           101                87
Income tax and interest expense                            89                87
Restructuring and divestiture costs                      (140)                -
Gain on disposition of assets                             (45)                -

  Change in other assets and liabilities:
Accounts receivable                                       105                (6)
Inventories                                              (228)             (207)
Long-term contracts                                      (316)             (117)
Other assets and liabilities                               38               (78)
                                                       ------            ------
Cash provided by operating activities                  $   31            $  208
                                                       ======            ======

The operating activities of Continuing Operations provided $31 million of cash for the first nine months of 1994, a decrease of $177 million from the amount provided in the same period in 1993. This decrease primarily is the result of reduced progress billings from project closeout delays and payments of restructuring and divestiture costs of Continuing Operations. In addition, the 1994 operating cash flows include collection of a receivable from a claim settlement and a reduction in current receivables.

Cash used by operating activities of Discontinued Operations was $282 million for the first nine months of 1994 compared to cash provided of $204 million in the same period in 1993. The primary operating cash requirements of Discontinued Operations for the 1994 period represent interest and operating costs of Financial Services and restructuring and divestiture costs of DCBU and WESCO. Operating activities for the 1993 period included cash generated by the operations of DCBU and WESCO, both of which were sold in early 1994.

Investing Activities
- --------------------

Investing activities of Continuing Operations used $251 million of cash for the first nine months of 1994, compared to $389 million of cash used in the same period of 1993. Capital expenditures, which represent a recurring activity, were $23 million higher for the 1994 period. During the first nine months of 1994, the Corporation sold two radio stations and an investment in a joint venture, and purchased Norden. Net cash transfers from Continuing to Discontinued Operations totalled $95 million for the first nine months of 1994. During the first nine months of 1993, Continuing Operations purchased assets from Discontinued Operations for $258 million for contribution to the Corporation's pension plans.

Investing activities of Discontinued Operations provided $1,603 million of cash during the first nine months of 1994, compared to $2,606 million of cash provided for the same period of 1993. Proceeds from the first quarter 1994 sales of DCBU and WESCO generated $1.4 billion of cash, while liquidations of the assets of Financial Services generally provided the remainder of the cash. Because of the early success of the Plan, liquidations of Financial Services assets were significantly higher during the 1993 period.

Financing Activities
- --------------------

Cash used in financing activities of Continuing Operations was $102 million for the first nine months of 1994 compared to $119 million for the same period of 1993. Dividend payments in the first nine months of 1994 were $31 million lower than those in the same period of 1993 reflecting the reduction in the Corporation's dividend on common stock. In March 1994, the Corporation received net proceeds of $505 million from the sale of Series C preferred stock, which were then used to repay bank revolver borrowings. During the first nine months of 1993, the Corporation issued $600 million of long-term debt and repaid short-term debt.

Financing activities of Discontinued Operations generally involve the repayment of debt as the assets are liquidated. Net financing cash outflows for Discontinued Operations totalled $1,931 million for the first nine months of 1994 compared to $2,774 million for the same period of 1993 due to the early success of the asset liquidation program.

Total debt of the Corporation was $3,764 million at September 30, 1994, a decrease of $2,586 million from $6,350 million at December 31, 1993. Cash and cash equivalents of the Corporation were $316 million at September 30, 1994, a decrease of $932 million from $1,248 million at December 31, 1993.

Short-term debt, including current maturities of long-term debt, of the Corporation totalled $1,312 million at September 30, 1994, compared to $3,818 million at December 31, 1993, a decrease of $2,506 million. This decrease is primarily attributable to net repayments of revolver borrowings of $1,990 million and repayments of maturing medium-term notes totalling $545 million.

Total borrowings outstanding under the revolver were $865 million at September 30, 1994 (excluding $76 million of letters of credit), all of which was under the three-year facility. These borrowings carried a composite interest rate of 5.3%.

Long-term debt of the Corporation totalled $2,452 million at September 30, 1994, compared to $2,532 million at December 31, 1993, a decrease of $80 million. The decrease is primarily attributable to the classification of additional medium-term notes as current maturities of long-term debt.

Revolving Credit Facilities
- ---------------------------

On August 5, 1994, the Corporation replaced its December 1991 revolver with two revolving credit agreements (revolvers) entered into with a syndicate of domestic and international banks. These facilities have a combined commitment level of $2.5 billion, with $2.0 billion from a revolver which expires on August 4, 1997 (three-year revolver) and $500 million from a revolver which expires on August 4, 1995 (364-day revolver). Contemporaneous with entering into the revolvers, the $800 million of outstanding borrowings under the December 1991 revolver was repaid with borrowings from the three-year revolver.

Availability under the revolvers is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on the incurrence of liens, a maximum leverage ratio, minimum interest coverage ratio and minimum consolidated net worth. Certain of these covenants become more restrictive over the terms of the revolvers.

The interest rates for borrowings under the revolvers are based on the London Interbank Offer Rate (LIBOR) plus an interest rate spread based on the Corporation's long-term debt ratings. The revolvers also include facility fees based on revolver commitment level, whether used or unused.

Hedging Activities
- ------------------

Interest Rate and Currency Exchange Hedging - Debt Instruments

Prior to the adoption of the Plan, Financial Services entered into interest rate and currency exchange agreements to manage the interest rate and currency risk associated with various debt instruments. No transactions were speculative in nature or leveraged. Given their nature, these agreements have been accounted for as hedging transactions.

At September 30, 1994, the notional amount of interest rate and currency exchange agreements outstanding totalled $793 million with an average remaining maturity of 1.5 years. Of this total, $518 million relates to interest rate swaps with rate and maturity characteristics set forth in the table below:

CONTRACTUAL MATURITIES OF INTEREST RATE SWAPS AT SEPTEMBER 30, 1994

                                       4th
                                       Qtr.
(in millions) (unaudited)     Total    1994    1995    1996    1997    1998    1999
                              -----    ----    ----    ----    ----    ----    ----
  Fixed Rate Swaps (Pay Fixed):
Notional Amount                $368    $120    $ 87    $ 81    $  -    $ 50    $ 30
Wtd. Avg. Fixed Rate Paid      9.04%   9.39%   8.99%   8.79%      -%   8.73%   8.92%

  Floating Rate Swaps
    (Pay Floating):
Notional Amount                $150    $  -    $150    $  -    $  -    $  -    $  -
Wtd. Avg. Fixed Rate Received  8.74%      -%   8.74%      -%      -%      -%      -%

Under the majority of these agreements, the floating rate received on fixed rate swaps or paid on floating rate swaps is based upon the average 30 day commercial paper rate for the relevant period. This rate was 5.04% on September 30, 1994. The floating rate received or paid on the remaining agreements is based upon six month LIBOR set on dates specified in the agreements. This rate was 5.75% on September 30, 1994.

The remaining $275 million notional amount outstanding at September 30, 1994 consists of forward interest rate swap agreements, which are exercisable at the option of a counterparty, an interest rate floor agreement, and an interest rate and currency exchange agreement.

The Corporation's credit exposure under interest rate and currency exchange agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, Financial Services selected high credit quality counterparties. At September 30, 1994, the aggregate exposure to counterparties totalled approximately $80 million. This exposure resulted primarily from an interest rate and currency exchange agreement with an A-rated counterparty. The contract matures in 1996.

Outstanding interest rate exchange agreements resulted in a net increase in the average borrowing rate for Discontinued Operations of approximately .80% and .60% for the three and nine month periods ended September 30, 1994, respectively. This resulted in a net increase in the interest expense incurred by Discontinued Operations for the same periods of approximately $4 million and $10 million, respectively. The hedging policy implemented by Financial Services targeted a certain level of fixed and floating rate debt attainable through the issuance of debt instruments with particular rate reset characteristics and/or the use of interest rate exchange agreements.
Therefore, interest expense would not have been materially different had the fixed/floating target been attained without the use of interest rate exchange agreements.

Continuing Operations had no interest rate and currency exchange agreements outstanding as of September 30, 1994.

Foreign Exchange Hedging

The Corporation's foreign exchange exposure policy includes purchasing and selling in national currencies, when possible, and hedging those transactions, in excess of $250,000, occurring in currencies other than those of the originating country. In accordance with this policy, the Corporation has entered into various foreign exchange agreements in which it sells a currency forward to hedge a receivable and purchases a currency forward to hedge a payable.

FORWARD FOREIGN EXCHANGE POSITIONS AS OF SEPTEMBER 30, 1994

                                                          Weighted Average
(in millions) (unaudited)       Contract Amount               Maturity
                                ---------------               --------
                               (in U.S. dollars)
  Sales:
Canadian Dollar                       $178                     511 days
French Franc                            41                     158 days
Japanese Yen                            33                     251 days
British Pound                           18                     128 days
Italian Lira                            16                      49 days
Belgium Franc                           13                      74 days
Saudi Arabian Riyal                     12                     231 days
Austrian Shilling                        7                      91 days
Other                                    5                      66 days
                                      ----
Total                                 $323
                                      ====
  Purchases:
Canadian Dollar                       $ 47                     249 days
British Pound                           16                     240 days
Other                                    5                      54 days
                                      ----
Total                                 $ 68
                                      ====

The Corporation's accounting policies require translation of local currency financial statements of subsidiaries in highly inflationary and unstable economies into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation," to provide for appropriate accounting treatment where exchange rates are most volatile.

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, the combined total sales for those operations were less than 0.5% of the Corporation's sales for the first nine months of 1994. Any translation adjustments resulting from converting the local currency balance sheets and income statements of designated hyperinflationary subsidiaries into U.S. dollars are recorded as period costs in accordance with SFAS No. 52.


OTHER MATTERS

Pensions
- --------

Estimated 1994 pension expense will increase by approximately $100 million compared to 1993. This increase is primarily attributable to changes in pension plan assumptions and reduced levels of pension plan assets which resulted from benefit payment levels exceeding contributions and returns on plan assets.

As a result of the Corporation's restructuring activities, cash distributions from the pension fund during 1994 are expected to exceed levels previously contemplated. As such, the Corporation may be required to apply certain settlement accounting provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The Corporation estimates that the application of these provisions could result in a fourth quarter 1994 non-cash charge to earnings of $200 million to $250 million. Any charge to earnings would have minimal effect on shareholders' equity due to the offsetting reduction in the charge to shareholders' equity related to the minimum pension liability.

Management has also reviewed expected pension plan contributions and anticipates that the Corporation will contribute a total of approximately $300 million in cash and/or stock to the pension plans during 1994. Through September 30, 1994, $80 million has been contributed, of which $75 million was cash and the remainder other assets. In 1995, total pension plan contributions, as well as pension expense, are expected to approximate 1994 levels.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) As previously reported, on December 1, 1988, the Republic of the Philippines (Republic) and National Power Corporation (NPC) filed a 15 count lawsuit in the United States District Court (USDC) for the District of New Jersey asserting claims against the Corporation, Westinghouse International Projects Company and Burns and Roe Enterprises, Inc. (Burns and Roe) relating to the construction of a nuclear power plant in the Philippines, as well as an earlier consulting contract between NPC and Burns and Roe relating to the same project. This action seeks rescission of the Westinghouse and Burns and Roe contracts and restitution of all money and other property paid to Westinghouse and Burns and Roe or, alternatively, reformation of the NPC-Westinghouse contract. Plaintiffs requested compensatory, punitive and treble damages, costs and expenses of the lawsuit, and such other relief as the USDC deems just and proper. The complaint alleges, among other things, bribery and other fraudulent conduct, tortious interferences with the fiduciary duty owed by Ferdinand E. Marcos to the Republic and the people of the Philippines, common law fraud, and violations of various New Jersey and federal statutes, including the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) statute. Plaintiffs demanded a jury trial.

Also on December 1, 1988, Westinghouse filed a request for arbitration with the International Chamber of Commerce Court of Arbitration (ICC) pursuant to the NPC-Westinghouse contract, setting forth certain claims Westinghouse has against NPC and the Republic and asking for arbitration of the anticipated claims of the Republic and NPC related to construction of the Philippines nuclear power plant. The Republic and NPC challenged the jurisdiction of the ICC arguing that the contract between the parties, including its arbitration provision, was invalid due to alleged bribery in the procurement of the contract. In December 1991, the ICC arbitration panel issued its award finding that the Republic and NPC had failed to carry their burden of proving the alleged bribery by the Corporation. The panel thereby concluded that the arbitration clause and contract were valid and that the panel has jurisdiction over the remaining disputes between NPC and the Corporation. In January 1992, NPC filed an action for annulment of the award by the ICC arbitration panel in the Swiss Federal Supreme Court. In September 1993, the Swiss Federal Supreme Court issued an order dismissing NPC's annulment action and assessing cost against NPC. Evidentiary hearings before the ICC began in the first quarter of 1994 and continued on June 13, 14 and 15, when they were concluded. Final arguments were heard by the ICC from October 3, 1994 through October 6, 1994 and the parties await a decision.

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

(b) As previously reported, in April 1991, Duquesne Light Company (Duquesne) and its co-owners filed a law suit against the Corporation in the USDC for the Western District of Pennsylvania for an undetermined amount of damages, including treble and punitive damages. Subsequently, Duquesne disclosed that it is seeking approximately $269 million to $320 million for estimated past and future damages sustained by two nuclear steam supply systems furnished by the Corporation for Duquesne's Beaver Valley, Pennsylvania plants. Prior to the start of trial, the judge dismissed Duquesne's negligent misrepresentation claim and a portion of its RICO claim. Trial with respect to the other claims commenced on September 12, 1994. On October 24, 1994, the judge granted the Corporation's motion for directed verdicts with respect to Duquesne's claims for breach of warranty, breach of contract, and RICO. The judge also dismissed Duquesne's punitive damage claims. The only claim remaining before the USDC is the common law fraud claim. Trial is continuing and is expected to last into the month of November.

(c) As previously reported, in February 1993, the Corporation was sued by 108 former employees who were laid off subsequent to the cancellation by the federal government of all contracts pertaining to the carrier based A-12 aircraft program. The complaint alleges age discrimination on the part of the Corporation. The suit was filed in the USDC for the District of Maryland. The plaintiffs seek back pay with benefits and reinstatement of jobs or front pay. Also, in April 1993, the Equal Employment Opportunity Commission (EEOC) filed a class-action, age discrimination suit against Westinghouse in the USDC for the District of Maryland on behalf of 388 former Westinghouse employees who were laid off or involuntarily terminated from employment subsequent to the federal government's cancellation of all contracts pertaining to the carrier based A-12 aircraft program. The suit alleges age discrimination and discriminatory employment practices. The suit seeks back pay, interest, liquidated damages, reinstatement of jobs, court costs and other appropriate relief. These two cases have been consolidated by the court. On October 20, 1994, the court stayed discovery until issues concerning case management and trail structure are resolved.

(d) The Corporation is a defendant in 32 asbestos cases and a third-party defendant in 2,200 other cases that are part of consolidated litigation pending in Baltimore County Circuit Court. The plaintiffs have claimed damages for personal injury, wrongful death and loss of consortium arising from exposure to asbestos-containing products manufactured, supplied or installed by various defendants, including the Corporation. Trial commenced on June 20, 1994, and is continuing, with respect to six representative plaintiffs, none of whom have claims against the Corporation. The product defect and punitive damages issues resolved in this trial will be binding upon the Corporation in subsequent trials of the remaining plaintiffs' claims, subject to appeal, each individual plaintiff will nevertheless still have to prove exposure, causation and actual damages prior to receiving any recoveries from the Corporation.

(e) In August of 1993, the bankruptcy Trustee for the Bonneville Pacific Corporation (Bonneville) sued over 70 defendants, including Westinghouse, in federal district court in Salt Lake City, Utah. The Trustee's claims against the group of defendants, including Westinghouse; Deloitte & Touche; Mayer, Brown & Platt; Piper Jaffray, Inc.; and Kidder Peabody and Company, are numerous, but consist primarily of common law fraud and aiding and abetting in breaches of fiduciary duty on the part of former officers and directors of Bonneville. There are also claims by the Trustee for the tort of conspiracy and civil RICO violations. Westinghouse has filed numerous motions seeking dismissal of the claims and has filed a denial of the allegations. The Corporation's involvement with Bonneville consisted of four sale/lease back transactions through the former Westinghouse Credit Corporation in co-generation projects.

The case is now entering the deposition phase. On October 6, 1994, the Trustee filed its preliminary calculation of damages which total $647 million against a group of defendants, including Westinghouse on a theory of joint and several liability. The Trustee is also seeking treble damages, based upon the Trustee's position that a violation of civil RICO has occurred. Westinghouse continues to reject the validity of the claims and believes that the preliminary damage calculations are without merit. In the course of discovery, Westinghouse intends to challenge these damage calculations.


(f) On August 16, 1994, the Official Committee of Unsecured Creditors of Phar-Mor, Inc. filed suit against Westinghouse Credit Corporation (Westinghouse) and others in the United States Bankruptcy Court for the Northern District of Ohio, alleging that an August 1991 tender offer conducted by Phar-Mor, Inc. (Phar-Mor) was a fraudulent conveyance and therefore should be rescinded. Westinghouse participated in the tender offer and received approximately $30 million. The suit also alleges that Westinghouse must repay approximately $20 million it received in the tender offer as proceeds from the tender of stock by the DeBartolo Family Limited Partnership (DeBartolo). Westinghouse received the proceeds from DeBartolo's tender of Phar-Mor stock pursuant to a pre-existing loan to DeBartolo from Westinghouse collateralized by DeBartolo's holdings in Phar-Mor. DeBartolo also has been named as a defendant in this litigation and has separately been sued for the same $20 million.

Counsel for DeBartolo has filed a motion with the Judicial Panel on Multidistrict Litigation requesting that the fraudulent conveyance action be transferred to the United States District Court (USDC) for the Western District of Pennsylvania for consolidation with approximately 40 other Phar-Mor-related cases currently pending in the USDC. Among these 40 cases is an action filed by Westinghouse in October 1992 in connection with loans to, and equity investments in, Phar-Mor. Westinghouse's suit against Phar-Mor asserts, among other things, federal securities law fraud claims and state law claims for fraud and negligent misrepresentation against various defendants, including principally Phar-Mor's independent accountants (Coopers & Lybrand), its Chief Executive Officer and Treasurer (David S. Shapira), and its controlling shareholder (Giant Eagle, Inc.).

Westinghouse has filed a pretrial statement of damages with the Court claiming total damages in excess of $162 million.

Among the other Phar-Mor-related cases pending in the USDC are claims by creditors and investors in Phar-Mor against Coopers & Lybrand and/or David Shapira and Giant Eagle, and an action by Phar-Mor against Coopers & Lybrand. Beginning in December 1993 and thereafter, Coopers & Lybrand, David Shapira and/or Giant Eagle asserted cross-claims or third-party complaints in numerous of these cases against Westinghouse and others for contribution and indemnification, alleging, that Westinghouse, by virtue of attendance by its representatives at meetings of Phar- Mor's Board of Directors, became a "de facto" member of the board of directors and thus should share jointly and severally in the payment of damages. Westinghouse has filed an answer denying the allegations contained in the cross-claims and third-party complaints. Total damage claims being asserted in cross-claims and third-party complaints amount to something in excess of $1.5 billion.

The parties are currently involved in fact discovery in the litigation currently pending in the USDC.

(g) The Corporation has been defending a consolidated class action, a consolidated derivative action and certain individual lawsuits that have been brought in the USDC for the Western District of Pennsylvania by shareholders of the Corporation against the Corporation, WFSI and WCC, previously subsidiaries of the Corporation and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI and WCC. In July 1993, the USDC dismissed in its entirety the derivative claim and dismissed most of the class action claims set forth above, with leave to replead portions of these actions. In August 1993, the plaintiffs refiled, in its entirety, the derivative action. In September 1993, the plaintiffs refiled all dismissed claims in the class-action suit. In September 1993, the Corporation moved to strike and dismiss the refiled derivative action. In December 1993, the Corporation filed a motion to dismiss the refiled class action claims. On September 27, 1994, the USDC reaffirmed its July 1993 ruling and denied plaintiff's motion for reinstatement of the dismissed class action claims against the Corporation.

Management believes that the Corporation has meritorious defenses to the proceedings described in items (a) through (g) above.

(h) As previously reported, in January 1992, a suit was filed against Westinghouse Credit Corporation (WCC) in the Circuit Court of Jackson County, Missouri by three affiliated entities (collectively American Carriers) for the alleged breach of a commitment letter issued by WCC to lend up to $65 million. American Carriers claimed that the failure to make the loan caused American Carriers to file for bankruptcy protection. In February 1993, the jury returned a verdict in favor of American Carriers in the amount of $70 million. The Corporation appealed, and on July 12, 1994, the Missouri Court of Appeals, affirmed the judgment entered by the Circuit Court on the jury verdict. The Corporation moved for a rehearing before the entire panel of the Court of Appeals. On August 30, 1994, the Court of Appeals denied the Corporation's motion for a rehearing. On September 13, 1994, the Corporation filed an application for transfer to the Missouri Supreme Court. On October 25, 1994, the Corporation's Application for Transfer was denied. The Corporation previously provided for this claim and on November 2, 1994, paid the jury verdict.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

    (3)  ARTICLES OF INCORPORATION AND BYLAWS

         (a) Amendments to the Bylaws of the Corporation, as amended to July 27, 1994, included in its entirety as Exhibit 3(b) herein.

         (b) The Bylaws of the Corporation, as amended to July 27, 1994.

    (4)  RIGHTS OF SECURITY HOLDERS

         (a) The Corporation agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries.

         (b) Form of Senior Indenture dated as of November 1, 1990, between the Corporation and Citibank, N.A., is incorporated herein by reference to Exhibit 4.1 to the Corporation's Registration Statement No. 33-41417.

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

         (e) The Westinghouse Executive Pension Plan, as amended, is incorporated herein by reference to Exhibit 10(f) to Form 10-Q for the quarter ended June 30, 1993.

         (f) The Deferred Stock and Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(i) to Form 10-K/A for the year ended December 31, 1992.

         (g) The Advisory Director's Plan is incorporated herein by reference to
             Exhibit 10(k) to Form 10-K for the year ended December 31, 1989.

         (h) Employment Agreement between the Corporation and Michael H. Jordan is incorporated herein by reference to Exhibit 10 to the Corporation's Form 8-K, dated September 1, 1993.

         (i) 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994 among the Corporation as borrower, the Co- Agents and Lenders named therein, and Chemical Bank as Administrative Agent is incorporated herein by reference to Exhibit 10(r) to Form 10-Q for the quarter ended June 30, 1994.

         (j) Three Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994 among the Corporation as borrower, the Co- Agents and Lenders named therein, and Chemical Bank as Administrative Agent is incorporated herein by reference to Exhibit 10(s) to Form 10-Q for the quarter ended June 30, 1994.

    (11) COMPUTATION OF PER SHARE EARNINGS

    (12)
         (a)  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

         (b) COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

    (27) FINANCIAL DATA SCHEDULE


b) REPORTS ON FORM 8-K:   None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 1994.



                                      WESTINGHOUSE ELECTRIC CORPORATION

                                      Fredric G. Reynolds
                                      -----------------------------------
                                      Fredric G. Reynolds
                                      Executive Vice President and
                                      Chief Financial Officer