Form 10-K405
period 1994-12-31
WESTINGHOUSE ELECTRIC CORP
filed 1995-03-07
CIK 106413

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                      1994
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                 -----------------
                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE TRANSITION PERIOD FROM           TO
                                       ---------     ---------
                          COMMISSION FILE NUMBER 1-977

                       WESTINGHOUSE ELECTRIC CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      PENNSYLVANIA                                                   25-0877540
          ---------------------------------                              ------------------------------------
               (State of Incorporation)                                  (I.R.S. Employer Identification No.)

             WESTINGHOUSE BUILDING,
11 STANWIX STREET, PITTSBURGH, PENNSYLVANIA 15222-1384                              (412) 244-2000
- ------------------------------------------------------                   ------------------------------------
(Address of principal executive offices)    (Zip Code)                              (Telephone No.)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


        TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ------------------------------------------       ---------------------------------------------------------
Common Stock, par value $1.00 per Share          New York Stock Exchange       Philadelphia Stock Exchange
                                                 Pacific Stock Exchange        Boston Stock Exchange
                                                 Chicago Stock Exchange
$1.53 Depositary Shares, Each Representing
  One-Quarter of a Share of Series B
  Conversion Preferred Stock                     New York Stock Exchange

7 3/4% Notes due April 15, 1996                  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
     Westinghouse Electric Corporation had 357,149,060 shares of common stock outstanding at January 31, 1995. As of that date, the aggregate market value of common stock held by non-affiliates was $4.9 billion.

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of Westinghouse Electric Corporation's Notice of 1995 Annual Meeting and Proxy Statement filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the Proxy Statement). (Parts I and
   III)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The terms "Westinghouse" and "Corporation" as used in this Report on Form 10-K refer to Westinghouse Electric Corporation and its consolidated subsidiaries unless the context indicates otherwise.

                                     PART I

ITEM 1.  BUSINESS.

  General

     Westinghouse Electric Corporation was founded in 1886 and since 1889 has operated under a corporate charter granted by the Commonwealth of Pennsylvania in 1872. Today, Westinghouse is a diversified, global, technology-based corporation operating in the principal business arenas of television and radio broadcasting, advanced electronic systems for the defense industry, environmental services, management services at government-owned facilities, services and fuel for the nuclear energy market, services and equipment for the power generation market, transport temperature control equipment, land development for luxury communities, and office furniture systems.

     For management reporting purposes, Westinghouse applies a business unit concept to its operating organizations, with each business unit consisting of one or more divisions or subsidiaries that meet certain internal criteria for profit center decentralization.

     In November 1992, the Corporation announced a plan (the Plan) that included exiting its Financial Services business through the disposition of its asset portfolios and the sales of the Distribution and Control Business Unit (DCBU) and Westinghouse Electric Supply Company (WESCO). The disposition of Financial Services assets involved the sale of real estate and corporate finance portfolios over a three-year period and the liquidation of the leasing portfolio over a longer period in accordance with contractual terms. Financial Services, DCBU and WESCO have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB
30). See note 2 to the financial statements included in Part II, Item 8 of this report.

     In 1994, the Corporation's continuing operations were realigned. As a result of the realignment, the former Power Systems segment was replaced by separate segments for Energy Systems and Power Generation and the former Industries segment was replaced by separate segments for Thermo King and Other Businesses. Other Businesses include those non-strategic businesses that have been identified for sale: the Industrial Products and Services businesses, Resource Energy Systems and Controlmatic. Controlmatic, which was sold in May 1994, and Resource Energy Systems, were formerly part of the Government & Environmental Services segment. Westinghouse Communications has been transferred from the former Industries segment to the Broadcasting segment. For financial reporting purposes, the Corporation's Continuing Operations are aligned into the following nine segments: Broadcasting, Electronic Systems, Government & Environmental Services, Thermo King Corporation (Thermo King), Energy Systems, Power Generation, The Knoll Group (Knoll), WCI Communities, Inc. (WCI) and Other Businesses.

     The financial results of manufacturing and service entities located outside the United States, export sales and foreign licensee income are included in the financial information of the segment that has operating responsibility for such activity. Financial and other information by segment and geographic area is included in note 20 to the financial statements included in Part II, Item 8 of this report.

     For information about principal acquisitions and divestitures, see notes 2 and 19 to the financial statements included in Part II, Item 8 of this report.

     During 1994, the largest single customer of Westinghouse was the United States Government and its agencies, whose purchases accounted for 26% of 1994 consolidated sales of products and services. No material portion of the Corporation's business was seasonal in nature.

REPORTING SEGMENTS

BROADCASTING

     Westinghouse Broadcasting Company (Group W) provides a variety of communications services consisting primarily of commercial broadcasting, program production, distribution and telecommunications. It sells advertising time to radio, television and cable advertisers through national and local sales organizations. Westinghouse Broadcasting Company, Inc. and a number of its subsidiaries were merged into the Corporation and, beginning in 1995, Group W is operated primarily as a division of the Corporation.

     Group W currently owns and operates five network affiliated television broadcasting stations and 16 radio stations. Group W's television stations are located in Baltimore, Boston, Philadelphia, Pittsburgh and San Francisco and their signals reach approximately ten percent of the United States viewing audience. Four of the five Group W television stations are currently rated either first or second in prime time and in news among adult viewers.

     Group W's radio stations form the largest non-network radio group in the United States. They are located in Boston, Chicago, Detroit, Houston, Los Angeles, New York City, Philadelphia, Pittsburgh and San Francisco, which includes eight of the top ten radio markets in the nation. In addition, WINS, Group W's all-news radio station in New York City, currently has more listeners over the age of 18 than any other radio station in the United States.

     Group W Satellite Communications provides sports programming and the marketing and advertising sales for two country music entertainment channels. Group W Satellite Communications is also the industry leader in providing technical services to broadcast and cable television networks. Further, the Westinghouse Communications division provides a comprehensive range of telecommunication solutions to business and industry. Its products and services include wide area and local area voice and data communications services.

     The Broadcasting segment also includes Group W's program production and distribution business, Group W Productions, which supplies television series and special programs through national syndication to broadcast television stations and cable networks throughout the United States.

     In July 1994, Westinghouse Broadcasting Company and CBS, Inc. (CBS) announced an agreement to enter into a comprehensive strategic alliance that would establish long-term station affiliations between CBS and all of Group W's television stations; form new, jointly-held entities that would acquire additional stations, expand both companies' distribution and programming capabilities nationwide, and merge their advertising sales representation operations. The agreement is subject to the execution of definitive documentation and approval by the Federal Communications Commission.

     Group W's broadcast stations have many competitors, both large and small, and compete principally on the basis of audience ratings, price and service. Group W's commercial broadcast television business experiences competition from cable television which provides program diversification in addition to improved reception. Broadcast television stations and cable television systems are also in competition in varying degrees with other communications and entertainment media, including movie theaters, videocassette distributors and over-the-air pay television. Due to the rapid pace of technological advancement, broadcast television stations can expect continued strong competition in the future. Still, after years of such intense competition, these broadcast television stations remain, by a wide margin, the premier distributors of news and entertainment programming in their geographic markets.

ELECTRONIC SYSTEMS

     Electronic Systems is a world leader in the research, development, production and support of advanced electronic systems for defense, government, and commercial customers.

     Products provided to the Department of Defense (DoD) and foreign governments include surveillance and fire control radars, electronic countermeasures equipment, electro-optical systems, missile launching and handling systems, marine propulsion and power generation systems, anti-submarine warfare systems and torpedoes and satellite-based sensors. Products for government and commercial customers include air traffic control systems, satellite communications terminals, mail processing systems, and security and information systems. Sales to the DoD accounted for 64% of 1994 Electronic Systems sales. International sales were 23% of total sales.

     In general, sales to the DoD, international, and other government customers are made through competitive procurements. Contract awards are based primarily on performance and cost evaluations. Contract types vary from fixed-price on production programs to cost-type on development activities. Changes in budgetary plans, procurement policies, and economic and political conditions strongly influence Electronic Systems business. In general, sales to the United States government and foreign military sales through the United States government, are subject to termination procedures prescribed by statute. This segment encounters significant domestic and foreign competition from large electronic companies, on the basis of technology, price, service, warranty and product performance. On any weapon or avionics system procurement, Electronic Systems might be a prime bidder, competing against or teamed with any one of the major domestic or international aerospace companies. Electronic Systems' competitors in the security and information system markets are fewer in number.

GOVERNMENT & ENVIRONMENTAL SERVICES

     The Westinghouse Government & Environmental Services Company includes Environmental Services, the management of certain government-owned facilities and the United States naval nuclear reactors programs.

     Environmental Services provides a variety of toxic, hazardous and radioactive waste remediation and treatment services. Through Aptus, Inc., the Corporation offers toxic and hazardous waste incineration, treatment, transportation, storage and analysis services. These services are performed at facilities located in Kansas, Utah and Minnesota. Westinghouse is presently negotiating the sale of Aptus. Westinghouse Remediation Services, Inc. provides comprehensive toxic and hazardous waste remediation services, including mobile, on-site environmental treatment technologies. The Scientific Ecology Group, Inc. offers a broad range of on- and off-site services to manage radioactive materials and mixed wastes, including the only commercially-licensed radioactive waste incinerator and the only recycling facility for radioactive contaminated metals in the United States.

     Through the Westinghouse Savannah River Company and other subsidiaries and divisions, the Corporation manages four government-owned facilities under contracts with the United States Department of Energy (DOE). The principal mission at these sites is cleanup, waste management and the safe storage and handling of the nation's nuclear materials inventory. These businesses are under contracts with the federal government, which reserves the right to terminate these contracts for convenience.

     The government-funded U.S. naval nuclear reactors programs consist of the Corporation's nuclear and technical support businesses for the United States Navy. These businesses include the Bettis Atomic Power Laboratory, the Plant Apparatus Division, the Machinery Apparatus Operation and the Machinery Technology Division.

     Competition for services provided by businesses in the Government & Environmental Services segment is based on price, technology preference, environmental experience, performance reputation and, with respect to certain businesses, availability of permitted treatment or disposal facilities.

THERMO KING

     Thermo King, a world leader in its primary businesses, manufactures a complete line of transport temperature control equipment, including units for trucks, truck trailers, container ships, buses and railway cars and service parts to support these units. The transport refrigeration units are powered by diesel fuel, gasoline, propane or electricity. Thermo King maintains international manufacturing facilities in Ireland, Brazil, Spain, the Dominican Republic, Puerto Rico, the United Kingdom, the Czech Republic and the People's Republic of China. It has dealerships throughout the world, and its equipment is used in virtually every country.

     Thermo King is subject to competition worldwide for all of its products. Its products compete on the basis of service, technology, warranty, product performance, and cost. In addition, Thermo King's customers and end users are concerned about environmental issues, especially chlorofluorocarbons, noise pollution and engine emissions. Thermo King designs its products to meet or exceed all current environmental requirements.

ENERGY SYSTEMS

     The Energy Systems business unit primarily serves the worldwide nuclear energy market. It also designs and develops solar-based energy systems and process control systems for nuclear and fossil-fueled power plants and industrial facilities. About 40% of the world's operating commercial nuclear power plants incorporate Westinghouse technology. The business unit focuses on supplying a wide range of operating plant services, ranging from performance-based maintenance programs to new products and services that enhance plant performance. The business unit also has complete capabilities for supplying customers with nuclear fuel for pressurized water reactors. The annual market for operating plant services and fuel is over $10 billion in the United States and $30 billion globally. The business unit is actively marketing new nuclear power plants and components for new plants to the worldwide market. The business unit is also working with government agencies and industry leaders to revitalize the nuclear energy option, and is developing a simplified nuclear power plant design that incorporates passive safety systems.

     Energy Systems has a number of domestic and foreign competitors in the electric utility industry where Westinghouse is recognized as a significant supplier. Positive factors with respect to competitive position are technology, service and worldwide presence. Negative factors are an increasing number of foreign and small competitors, particularly in the service area. The principal vehicles of competition are technology, product development and performance, customer service, pricing and financing.

POWER GENERATION

     The Power Generation business unit designs, manufactures and services steam turbine-generators for commercial nuclear and fossil-fueled power plants, as well as combustion turbine-generators for natural gas and oil-fired power plants. In addition to serving the regulated electric utility industry, the business unit supplies, services and operates power plants for independent power producers and other non-utility customers. Growing demand for electrical energy has contributed to the business unit's growth. In 1994, the business unit was awarded orders for approximately 5,900 megawatts of new power generating capacity. The domestic market for new generating equipment over the next ten years is expected to be nearly 140 gigawatts; the international market is expected to be over six times the size of the domestic market. The Power Generation business unit recently entered into a joint venture with Long Yuan Power Technology Exploitation Corporation (LYPTEC) and is in final contract negotiations with Shanghai Turbine Works for the sale and joint manufacture of steam turbines to meet China's rapidly growing energy needs. With more than 2,800 operating units worldwide based on Westinghouse power generation technology, the business unit has a substantial base for its service business. The business unit reentered the renewable energy market through a business alliance. The alliance will develop, manufacture and service power projects based on renewable sources of generation, such as wind turbines, small hydro projects and photovoltaics. The Power Generation business unit is a participant in the development of emerging technologies which could shape the future of power generation.

     Power Generation has a number of domestic and foreign competitors in the electric utility industry where Westinghouse is recognized as a significant supplier. Positive factors with respect to competitive position are technology, service and worldwide presence. Negative factors are an increasing number of foreign and regional competitors, particularly in the service area. The principal vehicles of competition are technology, product performance, customer service, pricing and financing.

KNOLL

     Knoll consists of the Corporation's office furniture business. Knoll provides a wide range of furniture products ranging from designer-oriented individual pieces to systems designed to improve work environments and contribute to productivity. Products include individually hand-crafted furniture, executive furniture, general office furniture, furniture-grade textiles, office accessories and furniture systems.

     Knoll is subject to a high degree of competition (including price, service, design and product performance) for sales of products to the interior design, construction, industrial and consumer markets from both large and small competitors.

WCI

     WCI develops land into master-planned luxury communities located primarily in Florida, Arizona and California. Among WCI's major community developments are Coral Springs, Parkland, Bermuda Bay, Pelican Bay, Pelican Marsh, Pelican Landing, Gateway and Bay Colony, all in Florida, Redhawk in Tucson, Arizona and Bighorn in Palm Springs, California.

     WCI is subject to a high degree of competition. Competition is based on reputation, price, quality and service. WCI holds a preeminent position in all of its markets.

     The Corporation is reviewing alternatives for monetizing WCI.

OTHER BUSINESSES

     Other Businesses is a diverse group of businesses providing products and services to commercial, industrial, utility, and government customers. These products and services include: watches; operations at waste-to-energy plants; process rectifiers and associated renewal parts; electro-mechanical parts; copper rod and magnet wire, liquid insulation and resins, and flexible insulation; decorative and industrial high-pressure laminates; large industrial motors; and commercial printing.

     Other Businesses competes in local geographic markets based on price, performance reputation, technology preference and experience. These businesses are deemed non-strategic and are expected to be sold.

DISCONTINUED OPERATIONS

     Discontinued Operations consists of Financial Services, DCBU and WESCO.

     During 1994, the Corporation continued to liquidate Financial Services, resulting in a reduction of assets and debt. Financial Services' remaining portfolio investments consist primarily of the leasing portfolio, the Corporation's investment in LW Real Estate Investments, L.P. (LW) and other assets, mostly real estate properties and investments in partnerships. The leasing portfolio is expected to be liquidated in accordance with contractual terms. A significant portion of LW and all of the other remaining assets are expected to be liquidated by the end of 1995.

     On January 31, 1994, the Corporation completed the sale of DCBU, excluding its Australian subsidiary, to Eaton Corporation for a purchase price of $1.1 billion and the assumption by the buyer of certain liabilities. The sale of its Australian subsidiary was completed in March 1994.

     On February 28, 1994, the Corporation completed the sale of WESCO to an affiliate of Clayton, Dubilier & Rice, Inc., a private investment firm, for a purchase price of approximately $340 million. The proceeds consisted of approximately $275 million in cash, approximately $50 million in first mortgage notes, and the remainder in stock and options of the new company.

RAW MATERIALS

     The Corporation has experienced no significant difficulty with respect to sources and availability of raw materials essential to the business.

PATENTS

     Westinghouse owns or is licensed under a large number of patents and patent applications in the United States and other countries that, taken together, are of material importance to its business. Such patent rights are, in the judgment of the Corporation, adequate for the conduct of its business. None of its important products, however, is covered by exclusive controlling patent rights that preclude the manufacture of competitive products by others.

BACKLOG

     The backlog of firm orders of the Corporation from Continuing Operations, excluding amounts associated with uranium supply contract settlements, was $10,416 million and $9,925 million at December 31, 1994 and 1993, respectively. Of the 1994 backlog, $6,375 million is expected to be liquidated after 1995. In addition to the reported backlog, the Corporation provides certain non-Westinghouse products primarily for nuclear steam supply systems customers.

Backlog for the Corporation is as follows:

     Electronic Systems backlog at year-end 1994 and 1993 was $3,897 million and $3,835 million. Backlog of $2,276 million is expected to be liquidated after 1995.

     Government & Environmental Services backlog at year-end 1994 and 1993 was $128 million and $87 million. Backlog of $30 million is expected to be liquidated after 1995.

     Thermo King backlog at year-end 1994 and 1993 was $280 million and $159 million. Backlog of $11 million is expected to be liquidated after 1995.

     Energy Systems backlog at year-end 1994 and 1993 was $2,623 million and $2,574 million. Backlog of $1,775 million is expected to be liquidated after 1995.

     Power Generation backlog at year-end 1994 and 1993 was $2,682 million and $2,340 million. Backlog of $1,709 million is expected to be liquidated after 1995.

     Knoll backlog at year-end 1994 and 1993 was $100 million and $108 million. Backlog is expected to be liquidated during 1995.

     Other Businesses backlog at year-end 1994 and 1993 was $655 million and $759 million. Backlog of $564 million is expected to be liquidated after 1995.

     Also included in backlog at year-end 1994 and 1993 was $51 million and $63 million attributable to Corporate and Other, of which $10 million is expected to be liquidated after 1995.

ENVIRONMENTAL MATTERS

     Information with respect to Environmental Matters is incorporated herein by reference to Management's Discussion and Analysis -- Environmental Matters included in Part II, Item 7 and in note 16 to the financial statements included in Part II, Item 8 of this report.

RESEARCH AND DEVELOPMENT

     Data with respect to research and development is incorporated herein by reference to note 20 to the financial statements included in Part II, Item 8 of this report.

EMPLOYEE RELATIONS

     During 1994, Westinghouse employed an average of 84,400 people, with approximately 74,800 located in the United States. During the same period, approximately 11,000 domestic employees were represented in collective bargaining by 20 labor organizations. Of these employees, 48% were represented by unions that are affiliated with, and/or bargain in conjunction with, one of three national unions, namely, the International Brotherhood of Electrical Workers; the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers; and the Federation of Westinghouse Independent Salaried Unions.

     In August 1994, the Corporation negotiated four-year agreements with these unions, representing about 5,300 employees. The basic agreements provide wage increases of 2.5% in August 1995 and 1996, and 3% in August 1997. They also provide a one-time salary bonus payment of $1,000 in September 1994 and a $500 bonus in April 1995. In addition, there are seven (7) potential cost-of-living increases.

FOREIGN AND DOMESTIC OPERATIONS

     Data with respect to foreign and domestic operations and export sales is incorporated herein by reference to note 20 to the financial statements included in Part II, Item 8 of this report.

ITEM 2. PROPERTIES.

     At December 31, 1994, the Corporation's Continuing Operations owned or leased 902 locations totalling more than 40 million square feet of floor area in the United States and 32 foreign countries. Domestic operations of Continuing Operations comprised approximately 82% of the total space.

     Facilities leased in the United States accounted for approximately 25% of the total space occupied by Continuing Operations and facilities leased in foreign countries accounted for approximately 8% of the total space occupied by Continuing Operations. No individual lease was material.

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

     Also on December 1, 1988, Westinghouse filed a request for arbitration with the International Chamber of Commerce Court of Arbitration (ICC) pursuant to the NPC-Westinghouse contract, setting forth certain claims Westinghouse has against NPC and the Republic and asking for arbitration of the anticipated claims of the Republic and NPC related to the Philippines nuclear power plant. The Republic and NPC challenged the jurisdiction of the ICC, arguing that the contract between the parties, including its arbitration provision, was invalid due to alleged bribery in the procurement of the contract. In December 1991, the ICC arbitration panel issued its award finding that the Republic and NPC had failed to carry their burden of proving the alleged bribery by the Corporation. The panel thereby concluded that the arbitration clause and contract were valid and that the panel has jurisdiction over the remaining disputes between NPC and the Corporation. In January 1992, NPC filed an action for annulment of the award by the ICC arbitration panel in the Swiss Federal Supreme Court. In September 1993, the Swiss Federal Supreme Court issued an order dismissing NPC's annulment action and assessing costs against NPC. Arbitration before the ICC was concluded in October 1994 and the parties await a decision.

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

     (b) In October 1990, Commonwealth Edison Company (Commonwealth Edison) filed a lawsuit against the Corporation and four individual defendants (all employees of the Corporation or a Corporation subsidiary company) in Circuit Court in Cook County, Illinois, for an unspecified amount of damages, including treble and punitive damages, based on the Corporation's supply of nuclear steam supply systems for Commonwealth Edison's Zion, Byron and Braidwood plants. The complaint sets forth counts of common law fraud against the Corporation and the employees, and violation of the Illinois Consumer Fraud and Deceptive Practices Act and violations of the RICO statute against the Corporation. In November 1991 Commonwealth Edison dismissed the individual defendants and the parties are currently engaged in discovery. A trial date is set for the first quarter of 1996.

     (c) In October 1990, Houston Lighting and Power Company (HLP) and its co-owners filed a lawsuit against the Corporation and two individual defendants (one current and one retired employee of the Corporation) in the District Court of Matagorda County, Texas, for an unspecified amount of damages. The claims arise out of the Corporation's supply of nuclear steam supply systems for the South Texas Project. Subsequently, HLP disclosed that it is seeking $780 million for estimated past and future damages. The petition alleges breach of contract warranty, misrepresentation, negligent misrepresentation and violation of the Texas Deceptive Trade Practices Act. In January 1991, the parties reached agreement to dismiss the individual defendants. The parties are continuing discovery, and a trial date is set for the second quarter of 1995.

     (d) In April 1991, Duquesne Light Company (Duquesne) and its co-owners filed a lawsuit against the Corporation in the USDC for the Western District of Pennsylvania for an undetermined amount of damages, including treble and punitive damages. Subsequently Duquesne disclosed that it was seeking approximately $320 million for damages. The claims arose out of the Corporation's supply of nuclear steam supply systems for the Beaver Valley plants. Duquesne asserted counts for breach of contract, fraud, negligent misrepresentation, and violations of the RICO statute. In July 1994, the judge dismissed the negligent misrepresentation claims and portions of its RICO claims. The case went to trial on September 12, 1994. At the close of the evidence, the judge dismissed all remaining counts except common law fraud. On December 6, 1994, the jury returned a verdict in favor of the Corporation on the remaining count. On January 5, 1995, Duquesne Light filed an appeal.

     (e) In February 1993, Portland General Electric Company (Portland) filed a lawsuit against the Corporation in the USDC for the Western District of Pennsylvania seeking unspecified damages based on claims for breach of contract, negligence, fraud, negligent misrepresentation, and violations of the federal RICO statute and the Oregon RICO statute relating to the Corporation's design, manufacture and installation of steam generators at the Trojan Nuclear Plant, an electric generating facility located in Ranier, Oregon. Also in February 1993, the Eugene Water & Electric Board (the Board), a 30% owner of the Trojan Nuclear Plant, filed a suit containing essentially the same allegations and seeking unspecified damages. A declaratory judgment that the steam generators are defective and the Corporation is liable to plaintiff for expenses, including replacement power, incurred as a result of the alleged defects was also sought in both cases. Although the Board's suit was filed in the USDC for the District of Oregon, its motion to change the venue to the USDC for the Western District of Pennsylvania was granted. In April 1993, on Portland's motion, the Board's case was consolidated with the Portland case. The parties are seeking total damages of approximately $350 million. In June 1993, the court granted the Corporation's motion to dismiss plaintiffs' claims for negligence and negligent misrepresentation. The court also dismissed, in part, the plaintiffs' claims under Section 1962(b) of the federal RICO statute relating to the Trojan project enterprise. The parties continue to engage in discovery. This case could go to trial in 1995.

     (f) In July 1993, Northern States Power Company (NSP) filed a lawsuit against the Corporation in the USDC for the District of Minnesota for an unspecified amount of damages, including treble and punitive damages, based on the Corporation's supply of steam generators at NSP's Prairie Island Nuclear Plant. The complaint sets forth counts for breach of contract, fraud, negligent misrepresentation, violations of the RICO and violations of the Minnesota Prevention of Consumer Fraud Act. Discovery has commenced.

     (g) In August 1988, the Pennsylvania Department of Environmental Resources
(DER) filed a complaint against the Corporation alleging violations of the Pennsylvania Clean Streams Law at the Corporation's Gettysburg, Pennsylvania, elevator plant. The DER requested that the Environmental Hearing Board assess a penalty in the amount of $9 million. The Corporation has denied these allegations. The parties completed discovery and a portion of the hearing on the complaint began in 1991. The hearing resumed in 1992 and concluded in February 1993. All post-trial briefs have been filed and the parties await a decision.

     (h) The Corporation has been defending consolidated class and derivative actions and an individual lawsuit brought by shareholders of the Corporation against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI and WCC. The consolidated class and derivative actions are pending in the USDC for the Western District of Pennsylvania. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims, with leave to replead certain claims in both actions. Both actions were subsequently replead. On September 27, 1994, the court denied plaintiffs' motion for reinstatement of certain of the dismissed class action claims against the Corporation. On January 20, 1995, the court again dismissed the derivative complaint in its entirety with prejudice. On February 8, 1995, certain of the plaintiffs appealed the dismissal of these claims. Also on January 20, 1995, the court dismissed the class action claims, but granted plaintiffs the right to replead certain of the class action claims. Plaintiffs did not replead the claims and on February 28, 1995, the court dismissed the class action claims in their entirety. The plaintiffs have notified the Corporation that they intend to appeal this dismissal. The remaining individual action was dismissed by the USDC for the Southern District of Texas on December 20, 1994. An appeal was dismissed on February 14, 1995.

     (i) In February 1993, the Corporation was sued by 108 former employees who were laid off subsequent to the cancellation by the federal government of all contracts pertaining to the carrier-based A-12 aircraft program. The complaint alleges age discrimination on the part of the Corporation. The suit was filed in the USDC for the District of Maryland. The plaintiffs seek back pay with benefits and reinstatement of jobs or front pay. Also, in April 1993, the Equal Employment Opportunity Commission (EEOC) filed a class-action, age discrimination suit against Westinghouse in the USDC for the District of Maryland on behalf of 388 former Westinghouse employees (which includes the aforementioned 108 employees) who were laid off or involuntarily terminated from employment subsequent to the federal government's cancellation of all contracts pertaining to the carrier-based A-12 aircraft program. The suit alleges age discrimination and discriminatory employment practices. The suit seeks back pay, interest, liquidated damages, reinstatement of jobs, court costs and other appropriate relief. These two cases have been consolidated by the court. The parties are currently involved in the discovery process. The court adopted a case management plan which calls for a series of trials centered on separate Electronic Systems' divisions. The first trial is scheduled for September 5, 1995. Currently, no other trials are scheduled.

     (j) Beginning in early 1990 and continuing into 1994, numerous asbestos lawsuits have been filed against the Corporation and numerous other defendants in the Circuit Court of Jackson County, Mississippi. The plaintiffs allege personal injury, wrongful death and loss of consortium claims arising out of exposure to products containing asbestos that were manufactured, supplied or installed by the defendants. In April 1993, trial commenced in the Circuit Court with respect to the claims of nine plaintiffs against a number of defendants, including the Corporation. In August 1993, a jury awarded a verdict in favor of five of the plaintiffs against the Corporation and certain other defendants and awarded a defense verdict in favor of the Corporation against the four other plaintiffs. The jury found Westinghouse approximately 38% liable on the aggregate damage verdict of some $8.75 million awarded the five plaintiffs, with punitive damages at 10% of compensatory damages. The Corporation is entitled to offsets on these verdicts from settlements previously paid by certain defendants and will also apply its insurance coverage to these verdicts. The judge has previously ruled that the jury's findings on certain questions may apply to approximately 6,400 other cases pending which, however, would still have to be tried on issues of exposure, causation and the amount of compensatory damages, if any. The judge denied the motions of the Corporation and the other defendants who were found liable for a judgment notwithstanding the verdict and a new trial. The Corporation has appealed the verdict.

     The Corporation was a direct defendant in approximately 550 of 2,100 consolidated claims, as well as a third party defendant in an additional 2,200 claims, alleging personal injury, wrongful death and loss of consortium claims arising from alleged exposure to asbestos-containing products manufactured, supplied or installed by various defendants, including the Corporation. Westinghouse has removed 508 of the direct claims to Federal Court from the Baltimore City Circuit Court where they were originally filed, leaving approximately 50 cases still in the Baltimore City Circuit Court. A common issues trial commenced in June 1994. The trial focused on five exemplary plaintiffs, none of whom had claims against Westinghouse. At issue for Westinghouse, however, were questions of failure to warn and negligence with respect to two of its products.

     In December 1994, the Baltimore jury returned a verdict, finding the two Westinghouse products defective due to their asbestos content and the Corporation's alleged failure to warn adequately of the health hazards associated with those products. The jury also found that Westinghouse can be held liable for punitive damages in certain cases using a multiplier of two times the compensatory damages. The jury's findings on product defect and punitive damages may be binding in future litigation with the plaintiffs remaining in this consolidation who have claims against Westinghouse. Each of these plaintiffs, however, will be required to prove at trial that they developed an asbestos-related disease, that they were exposed to one of the two Westinghouse products at issue, and that this exposure was a substantial factor in the development of the disease. Any compensatory awards will be divided among other defendants also found liable to the plaintiffs, and will be covered in large part by insurance. The Corporation intends to appeal the common issues judgment.

     In addition to the Mississippi and Baltimore asbestos lawsuits described herein, the Corporation is a defendant in other asbestos lawsuits which have been brought in various other jurisdictions.

     (k) In August of 1993, the bankruptcy Trustee for the Bonneville Pacific Corporation (Bonneville) sued over 70 defendants, including Westinghouse, in federal district court in Salt Lake City, Utah. The Trustee's claims against the group of defendants, including Westinghouse; Deloitte & Touche; Mayer, Brown & Platt; Piper Jaffray, Inc.; and Kidder Peabody and Company, are numerous, but consist primarily of common law fraud and aiding and abetting in breaches of fiduciary duty on the part of former officers and directors of Bonneville. There are also claims by the Trustee for the tort of conspiracy and civil RICO violations. Westinghouse has filed numerous motions seeking dismissal of the claims and has filed a denial of the allegations. The Corporation's involvement with Bonneville consisted of four sale/lease back transactions in co-generation projects through its former subsidiary, WCC.

     The case is now entering the deposition phase. On October 6, 1994, the Trustee filed its preliminary damage calculation which totalled $647 million against a group of defendants, including Westinghouse, on a theory of joint and several liability. The Trustee is also seeking treble damages based upon the Trustee's position that a violation of civil RICO has occurred. Westinghouse continues to reject the validity of the claims and believes that the preliminary damage calculations are without merit. In the course of discovery, Westinghouse will challenge these damage calculations.

     (l) On August 16, 1994, the Official Committee of Unsecured Creditors of Phar-Mor, Inc. filed suit against Westinghouse and others in the United States Bankruptcy Court for the Northern District of Ohio, alleging that an August 1991 tender offer conducted by Phar-Mor, Inc. (Phar-Mor) was a fraudulent conveyance and therefore should be rescinded. Westinghouse participated in the tender offer and received approximately $30 million. The suit also alleges that Westinghouse must repay approximately $20 million it received in the tender offer as proceeds from the tender of stock by the DeBartolo Family Limited Partnership (DeBartolo). Westinghouse received the proceeds from DeBartolo's tender of Phar-Mor stock pursuant to a pre-existing loan to DeBartolo from Westinghouse collateralized by DeBartolo's holdings in Phar-Mor. DeBartolo also has been named as a defendant in this litigation and has separately been sued for the same $20 million.

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

     Among the other Phar-Mor-related cases pending in the USDC are claims by creditors and investors in Phar-Mor against Coopers & Lybrand and/or David Shapira and Giant Eagle, and an action by Phar-Mor against Coopers & Lybrand. Beginning in December 1993 and thereafter, Coopers & Lybrand, David Shapira and/or Giant Eagle asserted cross-claims or third-party complaints in numerous of these cases against Westinghouse and others for contribution and indemnification, alleging, that Westinghouse, by virtue of attendance by its representatives at meetings of Phar-Mor's Board of Directors, became a "de facto" member of the board of directors and thus should share jointly and severally in the payment of damages. Westinghouse has filed an answer denying the allegations contained in the cross-claims and third-party complaints. Total damage claims being asserted in cross-claims and third-party complaints amount to in excess of $1.5 billion.

     The parties are currently involved in fact discovery in the litigation currently pending in the USDC. Pre-trial statements have been submitted by the parties. This case could go to trial in the second half of 1995.

     (m) A description of the derivative litigation involving certain of the Corporation's current and past directors is incorporated herein by reference to "Litigation Involving Derivative Claims Against Directors" in the Proxy Statement.

     (n) On November 4, 1993, the Wisconsin Department of Natural Resources
(DNR) issued a notice of violation to the Corporation alleging that it violated the Wisconsin Hazardous Waste Management Act by failing, with respect to its former Milwaukee repair facility, to notify the Department of the presence of PCBs and for failing to remediate the PCBs at the facility. The matter was referred to the Wisconsin Department of Justice (DOJ). The case has been settled, and Westinghouse paid a $150,000 fine pursuant to the Consent Decree.

     Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the foregoing matters and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorius defenses to the litigation described in items (a) through (m) above, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 1994

EXECUTIVE OFFICERS

     The name, offices, and positions held during the past five years by each of the executive officers of the Corporation as of March 1, 1995 are listed below. Officers are elected annually. There are no family relationships among any of the executive officers of the Corporation.

                                                                             AGE AT
    NAME, OFFICES, AND POSITIONS                                          MARCH 1, 1995
    ----------------------------                                        -----------------
    Michael H. Jordan -- Chairman and Chief Executive Officer                  58
      since June 30, 1993; Partner with Clayton, Dublier & Rice,
      Inc. from September 1992 to June 1993; Chairman of PepsiCo
      International Foods and Beverages Division from December
      1990 to August 1992. Prior to December 1990, Mr. Jordan
      held numerous other management positions of increasing
      responsibility at PepsiCo International.

    Gary M. Clark -- President since June 30, 1993; President                  59
      and Acting Chief Executive Officer from January 27, 1993
      to June 30, 1993; Member of President's Office from
      January 1, 1993 to January 27, 1993; Executive Vice
      President, Industries and Corporate Resources from
      December 1990 to January 1993; Executive Vice President,
      Industries from January 1989 to December 1990.

    Frank R. Bakos -- President, Power Generation since August                 57
      1994; Vice President and General Manager, Power Generation
      from January 1989 to August 1994.

    Louis J. Briskman -- Senior Vice President and General                     46
      Counsel since January 1994; Senior Vice President,
      Secretary and General Counsel from January 1993 to January
      1994; Deputy General Counsel from January 1989 to January
      1993.

    Francis J. Harvey -- President, Electronic Systems since                   51
      March 1, 1995; President, Westinghouse Government &
      Environmental Services Company from January 1994 to March
      1, 1995; Vice President, Science and Technology from July
      1993 to January 1994; General Manager, Marine Division
      from July 1986 to July 1993.

    Willard C. Korn -- Chairman and Chief Executive Officer,                   52
      Westinghouse Broadcasting Company since November 1994;
      President, Westinghouse Broadcasting Company from January
      1993 to November 1994; President, Group (W) Television
      from June 1990 to January 1993.

    Richard A. Linder -- Chairman, Electronic Systems since                    63
      March 1, 1995; President, Electronic Systems from August
      1994 to March 1, 1995; Executive Vice President from
      October 1993 to August 1994; Group President from February
      1993 to October 1993; Member of President's Office from
      January 1993 to February 1993; Executive Vice President,
      Electronic Systems from December 1987 to January 1993.

    James S. Moore -- President, Westinghouse Government &                     58
      Environmental Services Company since March 1, 1995; Senior
      Vice President, Corporate Human Resources and Total
      Quality from January 1993 to March 1, 1995; Vice President of Executive Resources and Development from July 1991 to
      January 1993; President, Westinghouse Savannah River
      Company from September 1988 to July 1991.

                                                                             AGE AT
    NAME, OFFICES, AND POSITIONS                                          MARCH 1, 1995
    ----------------------------                                        -----------------
    Fredric G. Reynolds -- Executive Vice President and Chief                  44
      Financial Officer since March 1994; Senior Vice President,
      Finance, and Chief Financial Officer, PepsiCo
      International Foods from December 1990 to March 1994;
      Senior Vice President, Finance, and Chief Financial
      Officer, Frito-Lay from May 1989 to December 1990.

    Louis J. Valerio -- Vice President and Controller since                    45
      February 1995; independent consultant from March 1994 to
      February 1995; consultant, United Airlines from April 1993 to March 1994; Senior Vice President, Finance, United
      Airlines from February 1990 to April 1993; Vice
      President-Treasurer, United Airlines from February 1989 to
      February 1990; Vice President, Financial Planning and
      Analysis, United Airlines from February 1988 to February
      1989.

    James F. Watson, Jr. -- President, Thermo King since                       57
      February 1993; Vice President and General Manager, North
      American Division of Thermo King from October 1983 to
      February 1993.

    Nathaniel D. Woodson -- President, Energy Systems since                    53
      August 1994; Vice President and General Manager, Energy
      Systems from November 1990 to August 1994; President,
      International from March 1989 to November 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal markets for the Corporation's common stock are identified on page 1 of this report. The remaining information required by this item appears on page 52 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item appears on page 52 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears on pages 16 through 25 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item, together with the report of Price Waterhouse LLP dated January 31, 1995, appears on pages 26 through 51 of this report and is incorporated herein by reference.

                                                                                   PAGE
                                                                                   -----
    Report of Management                                                            26
    Report of Independent Accountants                                               26
    Consolidated Statement of Income for each of the three years in the
      period ended December 31, 1994                                                27
    Consolidated Balance Sheet at December 31, 1994 and 1993                        28
    Consolidated Statement of Cash Flows for each of the three years in the
      period ended December 31, 1994                                                29
    Notes to the Financial Statements                                               30
    Quarterly Financial Information (unaudited)                                     51
    Five-Year Summary Selected Financial and Statistical Data (Unaudited)           52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Management's Discussion and Analysis

OVERVIEW

During 1994, the Corporation benefitted from the results of management's initiatives to strengthen its financial position and improve its competitiveness. Evidence of the Corporation's progress includes:

- - Customer orders for 1994 increased 4%. The largest improvement, an increase of 12%, occurred in the fourth quarter, with the Corporation's Power Generation and Electronic Systems businesses each receiving awards totalling approximately $1 billion. Backlog exceeded $10 billion at year-end 1994.

- - Excluding special charges, operating profit for 1994 was $690 million compared to $701 million in 1993. The 1994 results included a $103 million increase in pension costs.

- - The Corporation made progress on its restructuring activities. Through December 31, 1994, involuntary employee separations as a result of implementing the 1993 restructuring initiative totalled approximately 3,200 compared to a two-year target of 3,400. Nearly 1,100 other employees left through attrition. New restructuring initiatives identified during 1994 will result in an additional 1,200 employee separations.

- - The Corporation made additional progress in rebuilding its equity base through the issuance of preferred stock. In addition, net debt was reduced by $1.7 billion.


The Corporation reported net income of $77 million, or $.07 per share, for 1994. Net losses in 1993 and 1992 were $326 million and $1,394 million, or $1.07 and $4.11 per share, respectively. See note 14 to the financial statements for a discussion of earnings per share.

Included in 1994 results were pre-tax provisions of $71 million ($51 million after-tax) for additional restructuring activities and $308 million ($195 million after-tax) for the settlement of a portion of the Corporation's pension obligation. Included in 1993 results was a pre-tax provision of $750 million ($493 million after-tax) for restructuring, the disposition of certain non-strategic businesses and certain litigation and environmental contingencies. The 1993 results also included after-tax charges of $95 million for Discontinued Operations and $56 million for the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." Included in 1992 results were after-tax charges of $1,413 million to record the estimated loss on disposal of Discontinued Operations and $338 million for the adoption of both SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." See the notes to the financial statements for further discussion of these matters.

Excluding the after-tax effect of the special charges described above, income from Continuing Operations was $323 million, or $.71 per share, for 1994 compared to $318 million, or $.76 per share, for 1993 and $357 million, or $.95 per share, for 1992. The higher pension costs in 1994 reduced per share earnings by $.17.

In 1995, the Corporation expects to continue implementation of its programs to improve both the operating performance and competitive positions of its core businesses. The focus on customer orientation and international opportunities will continue. Furthermore, the Corporation will persist in its aggressive drive to reduce costs and improve competitiveness. Cost reduction initiatives will be undertaken when the resulting benefits are substantial in relation to the cost of the programs and are realizable in the near term. Net periodic pension costs in 1995 are expected to decline by approximately $25 million from the 1994 level. While subject to many variables, management currently believes that anticipated revenue increases coupled with cost reductions should improve earnings significantly for the full year 1995. However, the Corporation's first quarter 1995 earnings are expected to be approximately flat compared to the prior year period excluding certain 1994 nonrecurring gains.

During 1995, the Corporation also expects to continue the divestitures of non-strategic businesses and apply the proceeds to further reduce debt. Alternative strategies for monetizing WCI Communities, Inc. (WCI) continue to be explored.


RESULTS OF OPERATIONS--CONTINUING OPERATIONS

In 1994, the Corporation expanded the number of reported business segments and realigned certain businesses to reflect more closely the Corporation's core businesses. Segment information for 1993 and 1992 has been restated to reflect these changes.

The Corporation's consolidated revenues from sales of products and services were essentially flat in 1994 compared to 1993, totalling approximately $8.8 billion. Operating profit for each of the last three years included special charges primarily related to the Corporation's restructuring activities. All restructuring charges, which totalled $71 million in 1994, $350 million in 1993 and $36 million in 1992, were distributed to the applicable segments. Other special charges included in operating profit in 1993 were $125 million for litigation costs, $60 million for Corporate environmental costs and $20 million for asset writeoffs associated with projects that were discontinued. Other special charges in 1992 also included $35 million related to a workforce reduction at Electronic Systems.

Also included in 1994 segment operating profit are increases in pension costs totalling $103 million. The increase is attributable primarily to the effects of changes in actuarial assumptions and reduced levels of anticipated asset earnings. See note 3 to the financial statements.

Broadcasting

Revenues for Broadcasting increased 7% to $870 million in 1994 reflecting growth in advertising revenues, particularly in television. The 1994 Olympics and political campaigns contributed to the increased advertising revenues. Group W Satellite Communications (GWSC) also reported higher revenues. Revenues for Broadcasting were flat in 1993 compared to 1992 as a weak west coast television market and lower volume at

RESULTS OF OPERATIONS--CONTINUING OPERATIONS (in millions)

                                                                                                     Operating Profit (Loss)
                          Sales of Products and Services          Operating Profit (Loss)           Excluding Special Charges
- -----------------------------------------------------------------------------------------------------------------------------
Year ended December 31        1994     1993      1992             1994      1993     1992             1994      1993     1992
                            -------------------------             -----------------------             -----------------------
Broadcasting                $  870   $  812    $  814             $203     $ 145     $165             $201      $157     $165
Electronic Systems           2,467    2,597     2,855              165        83      225              176       220      260
Government &
  Environmental Services       389      338       370               58        33      100               62        65      100
Thermo King                    877      719       705              130       109      103              130       109      103
Energy Systems               1,235    1,314     1,325                7       (59)     116               33       111      116
Power Generation             1,715    1,787     1,856              110       (23)     121              105       103      121
The Knoll Group                567      510       578              (67)      (39)     (40)             (27)      (30)     (14)
WCI Communities, Inc.          248      253       235               68        61       87               65        65       97
Other Businesses               497      544       564              (27)      (64)     (14)             (27)      (59)     (14)
Corporate and Other            148      164       139              (28)     (100)     (70)             (28)      (40)     (70)
Intersegment Sales            (165)    (163)     (190)              --        --       --               --        --       --
- -----------------------------------------------------------------------------------------------------------------------------
Total                       $8,848   $8,875    $9,251             $619     $ 146     $793             $690      $701     $864
=============================================================================================================================

Group W Productions were offset by stronger performance in radio and GWSC. In addition, 1992 benefitted from advertising revenues generated by the 1992 Olympics and political campaigns.

Included in 1993 operating profit was $12 million for restructuring costs, of which $2 million was subsequently not required and adjusted in 1994. Excluding restructuring amounts, operating profit increased 28% to $201 million in 1994 compared to $157 million in 1993 due to the increased advertising revenues and improvements in productivity resulting from cost reduction programs. Excluding restructuring, operating profit decreased 5% in 1993 compared to 1992 due to an unfavorable mix of sales.

The strategic alliance between CBS and Westinghouse Broadcasting Company announced in 1994 is expected to increase the number of television stations owned by the parties and expand their distribution and programming capabilities nationwide. See note 19 to the financial statements.

Electronic Systems

Revenues for Electronic Systems decreased 5% to $2,467 million in 1994 compared to 1993 and 9% in 1993 compared to 1992. Lower revenues from Department of Defense (DoD) contracts in both years and the 1992 divestitures of the Electrical Systems and Copper Laminates divisions were the primary causes of the decreased revenues.

Operating profit reflected restructuring charges of $11 million and $137 million in 1994 and 1993, respectively, and a $35 million charge in 1992 for a workforce reduction. Excluding these charges in each of the three years, operating profit decreased 20% to $176 million in 1994, primarily as a result of higher pension costs and lower DoD revenues, which were partially offset by savings from cost reduction programs. Operating profit excluding special charges decreased 15% to $220 million in 1993 from lower DoD revenues.

Electronic Systems' business is influenced by changes in the budgetary plans and procurement policies of the U.S. government. Reductions in defense spending and program cancellations in recent years have adversely affected operating results. The Corporation intends to maintain a strong focus on DoD opportunities and believes that through continual streamlining of its operations, it is well positioned over the long term to benefit from the demand for advanced electronic systems by the U.S. and foreign governments.

Government & Environmental Services

Revenues for Government & Environmental Services increased 15% to $389 million in 1994 due to increased volume in hazardous waste remediation services and radioactive waste incineration, increased work scope and fees for the naval nuclear program, and higher award fees at several Department of Energy (DOE) sites operated and managed by the Corporation. Revenues decreased 9% in 1993 compared to 1992 due to lower volume and reduced prices in the hazardous waste remediation and incineration businesses.

Included in 1994 and 1993 operating profits were $4 million and $32 million, respectively, for restructuring activities and other actions. Excluding the charges in both years, operating profit decreased 5% to $62 million in 1994 because price compression in the hazardous waste remediation and incineration markets more than offset the increased award fees in government operations. Operating profit excluding special charges decreased 35% in 1993 compared to 1992 due to the lower volume and price compression in the hazardous waste remediation and incineration markets.

The Corporation continues to review its portfolio of environmental businesses to determine how best to focus its efforts. In 1994, the Corporation signed a letter of intent to sell Aptus, its hazardous waste incineration business. See note 19 to the financial statements. The DOE has recently announced its intention to open for bid certain of its operating and maintenance contracts as they expire. The Corporation intends to vigorously pursue the retention of its current contracts and selectively bid on sites not currently managed by the Corporation.

Thermo King

Revenues for Thermo King increased 22% to $877 million in 1994 due to volume increases in the domestic truck and trailer, service parts, and container product lines as well as in the international truck and trailer product line. Revenues for 1993 compared to 1992 increased only 2% because lower European revenues partially offset strong performance in the domestic truck and trailer and service parts product lines.

Operating profit increased 19% to $130 million in 1994 compared to 1993 and 6% in 1993 compared to 1992 primarily as a result of the increased volume.

Energy Systems

Revenues for Energy Systems decreased 6% to $1,235 million in 1994 due to reduced licensee income and the favorable 1993 effect of a change in accounting for nuclear fuel revenues. Revenues were flat in 1993 compared to 1992 as the increase from the change in revenue recognition offset the decrease resulting from higher 1992 revenues on large nuclear projects.

Included in 1994 operating profit was $26 million for restructuring activities related to the separation of approximately 400 employees in late 1994. Included in the 1993 operating loss was $170 million for restructuring, litigation and other costs. Excluding special charges in both years, operating profit decreased 70% to $33 million in 1994 compared to 1993 and 4% in 1993 compared to 1992. The decrease in operating profit in 1994 was attributed to lower licensee income, the change in accounting for nuclear fuel revenue in 1993 and increased pension costs. Cost savings from restructuring activities were beginning to materialize in late 1994. The decrease in operating profit from 1992 to 1993 was a result of an unfavorable mix of sales.

Power Generation

Revenues for Power Generation decreased 4% to $1,715 million in 1994 due to lower revenues from project purchase-resale items for major projects and steam operating plant service, largely offset by higher combustion turbine and field services sales. Revenues also decreased 4% in 1993 compared to 1992 due to a decrease in purchase-resale items and a depressed power generation field service market.

Included in the 1993 operating loss was $126 million for restructuring activities, of which $5 million was redeployed to other businesses in 1994. Excluding the impact of restructuring in both years, operating profit increased slightly to $105 million in 1994 compared to $103 million in 1993. Cost improvements from restructuring activities in 1994 were essentially offset by higher pension costs. Excluding the 1993 charge for restructuring, operating profit decreased 15% in 1993 compared to 1992 due to the lower volume and an unfavorable mix of sales.

Power Generation continues to focus on international opportunities. Of the $2.5 billion of orders received in 1994, more than 60% were from customers outside the U.S. Particular successes were achieved in China, where Power Generation received orders for four units, and in South Korea.

The Knoll Group

Revenues for The Knoll Group (Knoll) increased 11% to $567 million in 1994 compared to 1993 due to both market and market share growth in North America. Revenues decreased 12% in 1993 compared to 1992 due to lower shipments and reduced prices in the domestic market and poor economic conditions in Europe.

Knoll's operating results for the last three years have included restructuring charges totalling $40 million in 1994, $9 million in 1993 and $26 million in 1992. A major restructuring program was begun in mid-1994 and will be completed in the first half of 1995. The results of this program were evident in the North American results for the fourth quarter of 1994, while European operations are expected to improve as those restructuring activities are completed. Knoll's total operating loss, which increased by $16 million in 1993, decreased by 10% in 1994 reflecting the improvement in North America.

WCI Communities, Inc.

Revenues for WCI decreased slightly to $248 million in 1994 compared to 1993 due to the continued weak real estate markets in California. These depressed markets were partially offset by strong land and condominium sales in Coral Springs and Naples, Florida. Revenues increased 8% in 1993 compared to 1992 as strong sales in South Florida were partially offset by the weak Southern California market.

Included in 1994 operating profit was a $3 million reduction of the $10 million restructuring charge in 1992. Excluding the impact of restructuring, operating profit was flat at $65 million in 1994 compared to 1993 after decreasing 33% from 1992 due to an unfavorable mix of sales. The Corporation continues to explore alternatives for monetizing WCI.

Other Businesses

The Other Businesses segment is a diverse group of businesses that the Corporation views as non-strategic. During 1994, the Corporation completed the sales of Controlmatic and Gladwin Corporation. See note 19 to the financial statements. The Corporation continues to pursue the disposition of the remaining businesses in this segment.

Revenues of Other Businesses decreased 9% to $497 million in 1994 due to the May 1994 sale of Controlmatic. Revenues decreased 4% in 1993 compared to 1992 due to lower production and delayed deliveries at Westinghouse Motor Company and the weak economic conditions in Controlmatic's European market.

Included in the 1993 operating loss was $5 million for restructuring. Excluding restructuring costs, the operating loss decreased 54% to $27 million in 1994 after increasing $45 million in 1993. The significant loss in 1993 reflected project cost overruns at Controlmatic and lower volume at Westinghouse Motor Company.


RESTRUCTURING OF OPERATIONS

The Corporation is committed to strengthening its core businesses and improving its profitability through certain restructuring actions including changes in business and product line strategies, as well as downsizing for process reengineering and productivity improvements. The Corporation expects to continue to implement restructuring initiatives as competitive conditions dictate in an ongoing effort to reduce its overall cost structure and improve its competitiveness. An overview of the Corporation's recent restructuring actions follows. See note 19 to the financial statements.

Restructuring of Operations--1993 Initiative

Shortly after joining the Corporation in June 1993, Chairman and Chief Executive Officer Michael Jordan initiated an extensive review by management of all of the Corporation's businesses. As a result of this review, management developed a plan to restructure its continuing businesses to improve productivity and operating performance. This plan was expected to result in the reduction of approximately 6,000 employees during the subsequent two years; approximately 2,600 through normal attrition and 3,400 through involuntary separations.

As part of its extensive review, management identified the individual projects to be included in the restructuring plan and identified the affected employee groups. Generally, separated employees receive benefits under the Corporation's Employee Security and Protection (ES&P) Plan, including permanent job separation benefits, retraining and outplacement assistance. The amount included for these benefits in the restructuring charge represents the incremental cost of such benefits over those amounts previously accrued under SFAS No. 112.

Although the 1993 restructuring initiative involved substantially all of the Corporation's continuing businesses, particular focus was placed on Corporate overhead functions and on the Electronic Systems and Power Generation business units. The current estimated cost of the Corporation's 1993 restructuring initiative totalled $350 million, consisting of $206 million for employee separation costs, $22 million for a noncash pension curtailment charge, $68 million for asset writedowns and $54 million for facility closure and rationalization costs.

Through December 31, 1994, employee reductions as a result of implementing the 1993 restructuring initiative totalled 3,181. In addition, nearly 1,100 employees left through attrition. Completion of the remaining involuntary separations under the 1993 initiative is expected in 1995. The 3,400 employee separations that were included as part of the 1993 restructuring provision are expected to result in annual pre-tax savings of approximately $100 million, primarily through reduced employment costs. Approximately 75% of this annual savings was realized in 1994.

The total cash expenditures related to the 1993 restructuring initiative are expected to approximate $260 million with the remaining noncash charges consisting primarily of asset writedowns and the pension curtailment charge. Cash expenditures through year-end 1994 totalled almost $200 million. Beginning in 1995, cash savings from these initiatives are expected to exceed remaining cash expenditures.

Restructuring of Operations--1994 Initiative

During the fourth quarter of 1994, management approved additional restructuring projects totalling $113 million primarily for costs associated with approximately 1,200 additional employee separations. Certain amounts accrued for restructuring in 1992 and miscellaneous adjustments were applied to these program costs to reduce the required restructuring charge to $71 million. Separated employees generally receive benefits under the Corporation's ES&P Plan. The new restructuring initiative primarily relates to Knoll and involves major cost reduction efforts in both its North American and European operations. The 1994 initiative also includes further employee reductions at Energy Systems and certain other business units.

The restructuring activities included in the 1994 restructuring provision are expected to result in annual pre-tax savings of approximately $70 million, primarily from reduced employment costs.

Total cash expenditures, which approximate $82 million, are expected to be funded in 1995 through operating cash flows of Continuing Operations. These expenditures, however, are expected to be largely offset by savings, resulting in a net cash outflow of approximately $12 million in 1995.


1994 PENSION SETTLEMENT

The Corporation's restructuring activities contributed to a high level of lump sum cash distributions from the Corporation's pension fund during 1994. The magnitude of these cash distributions required that the Corporation apply the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and recognize a settlement loss of $308 million during the fourth quarter of 1994. This noncash charge to income represents the pro-rata portion of unrecognized losses associated with the pension obligation that was settled.

The settlement loss did not impact shareholders' equity because the decrease resulting from the income statement provision was fully offset by a reduction in the charge to shareholders' equity related to the minimum pension liability. See note 3 to the financial statements.

DISPOSITION OF NON-STRATEGIC BUSINESSES

During the fourth quarter of 1993, the Corporation recorded a $215 million charge to dispose of certain non-strategic businesses. Of this amount, $20 million related to asset writedowns was charged to operating profit. Non-strategic businesses included parts of the former Environmental Services business unit and all of the businesses in the Industrial Products and Services business unit. During 1994, the Corporation completed the sales of Controlmatic and Gladwin Corporation. The Corporation continues to pursue the disposition of the remaining non-strategic businesses.

Activity relating to the liability for disposition of non-strategic businesses for the year ended December 31, 1994 is summarized below:

LIABILITY FOR DISPOSITION OF NON-STRATEGIC BUSINESSES (in millions)
- -------------------------------------------------------------------
Balance at December 31, 1993                                   $215
Asset writedowns                                                (20)
Disposal of businesses                                          (25)
Additional provision                                             17
- -------------------------------------------------------------------
Balance at December 31, 1994                                   $187
===================================================================

The asset writedowns primarily consisted of permitting and site preparation costs for two projects that the Corporation no longer intends to pursue.


OTHER INCOME AND EXPENSES

For the year ended December 31, 1994, other income and expense, which was a net expense of $285 million, consisted primarily of the $308 million charge for the settlement of a portion of the Corporation's pension obligation. The Corporation recorded an additional $17 million provision for the estimated loss on disposition of non-strategic businesses to reflect actual sales experience and revised estimates of proceeds and selling costs for the remaining businesses to be sold. These charges were partially offset by gains totalling $42 million from the sale of two radio stations and a shopping center development. See notes 18 and 19 to the financial statements for additional discussion of these matters.

For the year ended December 31, 1993, other income and expense, which was a net expense of $165 million, consisted primarily of a $195 million provision for the estimated loss on disposition of non-strategic businesses. This charge was offset by a gain on the sale of an equity participation in a production company.

No significant other income or expense items were recorded in 1992.


INTEREST EXPENSE

Interest expense decreased $40 million to $177 million in 1994 compared to 1993 primarily due to lower average outstanding short-term debt. Average outstanding short-term debt of Continuing Operations decreased $772 million in 1994 compared to 1993. Average short-term debt of Continuing Operations is expected to increase in 1995 because of the fourth quarter 1994 transfer of debt from Discontinued Operations. See note 10 to the financial statements.

Interest expense decreased $8 million to $217 million in 1993 compared to 1992 due to lower effective interest rates on average outstanding debt, partially offset by higher fees associated with the revolving credit facility and the replacement of short-term floating-rate debt with higher coupon long-term fixed-rate debt.


INCOME TAXES

The Corporation's 1994 provision for income taxes of $71 million was 45.2% of income before taxes and minority interest.

The Corporation's 1993 benefit for income taxes was 32.6% of the losses from all sources. The 1993 benefit totalled $153 million consisting of $70 million from Continuing Operations, $53 million from Discontinued Operations and $30 million from the cumulative effect of the change in accounting principle.

The 1992 benefit was 52.7% of the losses from all sources. The 1992 benefit totalled $1,530 million and consisted of $187 million tax expense on income from Continuing Operations, offset by benefits of $882 million from Discontinued Operations and $835 million from the cumulative effect of changes in accounting principles.

Numerous items have caused these effective tax rates to differ from the U.S. statutory income tax rates of 35% for 1994 and 1993 and 34% for 1992. The Corporation's effective tax rate varies depending on the specific dollar amounts of permanent tax differences and the relationship of those differences to income before income taxes and minority interest. An analysis of these items is set forth in the Effective Tax (Benefit) Rate for Continuing Operations table included in note 5 to the financial statements.

The net deferred tax asset at December 31, 1994 was $2,380 million as shown in the Consolidated Deferred Income Tax Sources table in note 5 to the financial statements.

The three significant components of the deferred tax asset balance are: (i) the tax effect of net operating loss carryforwards of $2,944 million, $472 million of which will expire by the year 2007 and the balance by 2008, (ii) the tax effect of cumulative net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes of $2,736 million that represents future net income tax deductions. Of this net temporary difference, approximately $1,200 million represents a net pension obligation and approximately $1,270 million represents an obligation for postretirement and postemployment benefits, and (iii) alternative minimum tax credit carryforwards of $261 million which have no expiration date.

Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized. In making this assessment, management considered the net losses generated in 1992 and 1993 as aberrations caused in part by the liquidation of a substantial portion of Financial Services assets and not recurring conditions. Further, the Corporation's Continuing Operations have been consistently profitable and the loss from Continuing Operations in 1993 was due to restructuring and other actions. Management also considered the actual historic operating performance and taxable income generated by Continuing Operations.

Certain of the tax losses will not occur until future years. Each tax loss year would receive a new 15-year carryforward period. Under a conservative assumption, however, that all net cumulative temporary differences other than net operating loss carryforwards reversed in 1994, the Corporation would have through the year 2009 to recover the tax asset. This would require the Corporation to generate a minimum of approximately $400 million of annual taxable income. Management believes that average annual future taxable income will exceed this minimum amount.

In addition, there are certain tax planning strategies that could be employed to utilize a net operating loss carryforward that would otherwise expire. Some of the strategies that would be most feasible are sale and leaseback of facilities, change in the method of tax deductible depreciation, purchase of leases that would generate taxable income, and capitalization of research and development expense for tax purposes.

The following table shows a reconciliation of income or loss from Continuing Operations before income taxes to taxable income from Continuing Operations:


RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES TO TAXABLE INCOME (in millions)

Year ended December 31                        1994    1993*    1992*
- -------------------------------------------------------------------
Income (loss) from Continuing Operations
   before income taxes                       $ 157   $(236)   $ 550
- -------------------------------------------------------------------
Permanent increases (decreases):
   Income earned in foreign activities
      and Puerto Rico                          (77)   (108)    (162)
   State income taxes                          (11)    (33)     (29)
   Goodwill amortization                        24      40       22
   Other                                         1      55      (15)
- -------------------------------------------------------------------
Net permanent decrease                         (63)    (46)    (184)
- -------------------------------------------------------------------
Temporary increases (decreases):
   Pension expense greater (less) than
     amount deducted for tax purposes          291      24      (29)
   Long-term contract adjustment                12     (84)     (38)
   Depreciation                                 23      35       38
   Provisions for restructuring
     and other actions                        (136)    713       --
   Other                                        21     149      114
- -------------------------------------------------------------------
Net temporary increase                         211     837       85
- -------------------------------------------------------------------
Taxable income from
   Continuing Operations                     $ 305   $ 555    $ 451
===================================================================

*Certain amounts have been adjusted to reflect income tax returns as filed.


DISCONTINUED OPERATIONS

In November 1992, the Corporation announced a plan (the Plan) that included exiting its Financial Services business through the disposition of its asset portfolios and the sales of the Distribution and Control Business Unit (DCBU) and Westinghouse Electric Supply Company (WESCO). See notes 1 and 2 to the financial statements for a discussion of the Plan. The disposition of Financial Services assets involved the sale of real estate and corporate finance portfolios over a three-year period and the liquidation of the leasing portfolio over a longer period in accordance with contractual terms. Financial Services, DCBU and WESCO have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB
30).

Upon adoption of the Plan, the Corporation recorded a pre-tax charge of $2,201 million consisting of $2,350 million for an addition to the valuation allowance for Financial Services portfolios, $300 million for estimated losses from operations of Financial Services during the phase-out period and $144 million for restructuring charges related to the change in corporate strategy. These charges were partially offset by an estimated $449 million gain from the dispositions of DCBU and WESCO and an estimated $144 million of earnings from those operations during their phase-out periods. The after-tax charge for the estimated loss on the disposal of Discontinued Operations was $1,383 million.

Based on its quarterly review of the assumptions used in determining the estimated loss from Discontinued Operations, the Corporation recorded an additional pre-tax provision for loss on disposal of Discontinued Operations of $148 million in 1993. This change in the estimated loss resulted from a reduction of the expected selling prices of WESCO and the Australian subsidiary of DCBU; a decision to sell in bulk a Financial Services residential development that the Corporation, upon adoption of the Plan, had intended to develop; and revision to the estimated interest costs expected to be incurred by Discontinued Operations during the disposal period.

On January 31, 1994, the Corporation completed the sale of DCBU, excluding its Australian subsidiary, to Eaton Corporation for a purchase price of $1.1 billion and the assumption by the buyer of certain liabilities. The sale of the Australian subsidiary was completed in March 1994.

On February 28, 1994, the Corporation completed the sale of WESCO to an affiliate of Clayton, Dubilier & Rice, Inc., a private investment firm, for a purchase price of approximately $340 million. The proceeds consisted of approximately $275 million in cash, approximately $50 million in first mortgage notes, and the remainder in stock and options of the new company.

The portfolio investments of Financial Services have been reduced from $8,967 million at year-end 1992 to $1,230 million at December 31, 1994. Substantially all of the remaining real estate assets of $297 million at December 31, 1994 are expected to be liquidated in 1995. The corporate portfolio essentially has been liquidated. The leasing portfolio, which totalled $924 million at December 31, 1994, is expected to continue to liquidate through 2015 in accordance with contractual terms.

The remaining liability for the estimated loss on disposal of Discontinued Operations at December 31, 1994 of $145 million is expected to be utilized in the following manner:

ESTIMATED REQUIREMENT--LIABILITY FOR THE ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (in millions)

At December 31                                         1994
- -----------------------------------------------------------
Financial Services                                     $ 80
Disposition costs--DCBU and WESCO                        65
- -----------------------------------------------------------
Total                                                  $145
===========================================================

The estimated reserve requirement for Financial Services includes future operating losses and estimated credit losses, primarily related to the leasing portfolio. Partially offsetting the operating and credit losses are estimated future gains from sales of the remaining real estate assets.

Future disposition costs relating to the sales of DCBU and WESCO include product warranty claims, medical claims, employee separation costs and potential environmental remediation costs.

Management believes that the liability for the estimated loss on disposal of Discontinued Operations is adequate. The adequacy of this liability is evaluated each quarter.

The following table presents sales and operating profit (loss) for Discontinued Operations for each of the three years in the period ended December 31, 1994:

RESULTS OF OPERATIONS (in millions)

Year ended December 31                1994    1993     1992
- -----------------------------------------------------------
Sales of products and services:
   DCBU and WESCO                    $ 319  $2,384   $2,428
   Financial Services                   41     305      745
Operating profit (loss):
   DCBU and WESCO                        4      68      104
   Financial Services                 (204)   (212)    (194)
===========================================================

DCBU and WESCO

Operating results for the year ended December 31, 1994 include the operating results of DCBU for the month ended January 31, 1994 and of WESCO for the two months ended February 28, 1994, their respective dates of sale.

Operating profit decreased 35% in 1993 compared to 1992 due primarily to a 2% decline in revenues, an unfavorable mix of sales and non-recurring costs for strategic initiatives at WESCO.

Financial Services

During 1994, the Corporation continued to liquidate Financial Services, resulting in a reduction in assets and debt. Financial Services revenues of $41 million for 1994 decreased $264 million compared to 1993, reflecting the significant reduction in assets through dispositions during 1993 and 1994. Revenues of $305 million for 1993 decreased 59% compared to 1992 due primarily to a reduction in assets through dispositions.

At December 31, 1994, Financial Services portfolio investments totalled $1,230 million, a decrease of $321 million from $1,551 million at year-end 1993. Portfolio investments at December 31, 1994 and 1993 included $913 million and $1,062 million, respectively, of receivables, and $317 million and $489 million, respectively, of other portfolio investments. Of the receivables at December 31, 1994 and 1993, $886 million and $969 million, respectively, were leasing receivables, and the remainder consisted primarily of residential real estate loans and corporate receivables from highly leveraged transactions. Other portfolio investments at December 31, 1994 and 1993 included the Corporation's investment in LW Real Estate Investments, L.P. (LW) of $133 million in both periods, real estate properties of $88 million and $141 million, respectively, and other investments of $96 million and $215 million, respectively, consisting primarily of investments in real estate and leasing partnerships. The leasing portfolio is expected to liquidate in accordance with contractual terms. Management expects substantially all of the Corporation's investment in LW and the remaining real estate assets to be liquidated by the end of 1995.

Leasing receivables consist of direct financing and leveraged leases. At December 31, 1994 and 1993, 81% and 77%, respectively, related to aircraft and 18% and 19%, respectively, related to cogeneration facilities. Certain leasing receivables classified as performing and totalling approximately $139 million at December 31, 1994 have been identified by management as potential problem receivables. This amount consists primarily of leveraged leases related to aircraft leased by major U.S. airlines. Such leasing receivables were current as to payments and performing in accordance with contractual terms at December 31, 1994.

Net Debt of Discontinued Operations
A summary of changes in net debt of Discontinued Operations for the year ended December 31, 1994 is presented in the table below:

CHANGES IN NET DEBT OF DISCONTINUED OPERATIONS (in millions)
- -------------------------------------------------------------------------------
Net debt at December 31, 1993                                           $ 3,183
Proceeds from sales of DCBU and WESCO                                    (1,374)
Liquidations of Financial Services assets                                  (323)
Cash used in operating activities of Financial Services                     187
Asset fundings of Financial Services                                         86
Cash used in operating activities related to
   DCBU and WESCO and restructuring                                         170
Net cash provided by Continuing Operations                                 (120)
Debt transferred to Continuing Operations                                  (625)
Debt assumed by buyers of Discontinued Operations                           (18)
- -------------------------------------------------------------------------------
Net debt at December 31, 1994                                           $ 1,166
===============================================================================

Of the remaining $1.2 billion of net debt of Discontinued Operations, approximately $700 million is expected to be repaid in 1995. Approximately $300 million is expected to be repaid through the liquidation of portfolio investments of Financial Services. The remaining 1995 debt repayment of $400 million will occur as cash is received from Continuing Operations, the timing of which is expected to coincide with sales of non-strategic businesses. The Corporation expects to reduce the debt of Discontinued Operations to that amount which is supportable by the leasing portfolio and can be repaid as that portfolio liquidates over its contractual terms. As a result, additional cash may be required from Continuing Operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Corporation manages its liquidity as a consolidated enterprise without regard to whether assets or debt are classified for balance sheet purposes as part of Continuing Operations or Discontinued Operations. As a result, the discussion below focuses on the Corporation's consolidated cash flows and capital structure.

The Corporation seeks to ensure that it has adequate resources for reinvestment in its core businesses and for strategic acquisitions. Based on its ongoing review of the Corporation's capital structure and associated interest costs, management believes that the Corporation's operating and financial flexibility will benefit from lower leverage.

During 1994, the Corporation took several actions to reduce its leverage and rebuild its capital structure, including the continued liquidations of assets of Discontinued Operations, the issuance of preferred stock and the reduction of the common stock dividend. As a result, net debt (total debt less cash and cash equivalents) was reduced by $1.7 billion. The Corporation intends to continue to reduce its consolidated net debt by up to an additional $1 billion in 1995. This reduction will be achieved principally by the sale of portfolio investments of Discontinued Operations and the disposition of other non-strategic businesses of Continuing Operations.

Management expects that cash from Continuing Operations and availability under its revolving credit facilities will continue to be sufficient to meet future business needs. Other sources of liquidity generally available to the Corporation include cash and cash equivalents, proceeds from sales of non-strategic assets and borrowings from other sources, including funds from the capital markets.

Operating Activities

The operating activities of Continuing Operations provided $303 million of cash during the year ended December 31, 1994, a decrease of $432 million from the amount provided in 1993. The two major factors contributing to this decrease were pension contributions and restructuring costs.

Cash contributions of approximately $300 million were made to the Corporation's pension plans in 1994, whereas the 1993 contribution consisted primarily of assets of Discontinued Operations. During 1995, management expects to contribute approximately $300 million in cash to the Corporation's pension plans.

During 1994, the Corporation expended approximately $200 million for expenditures related to its 1993 restructuring initiative. Savings from the Corporation's restructuring activities are expected to essentially offset related cash expenditures in 1995.

A significant use of operating cash in 1994 involved an increase in working capital related to uncompleted contracts with progress billing terms. Customers are exerting increasingly greater pressure to delay payments under major contracts for as long as possible. The Corporation will focus significant effort in 1995 on reducing long-term contract and inventory investments in an overall effort to improve working capital turnover.

The operating activities of Discontinued Operations used $357 million of cash during 1994 compared to cash provided of $45 million during 1993. The primary operating cash requirements of Discontinued Operations for 1994 were interest and operating costs of Financial Services and divestiture costs of DCBU and WESCO. Operating activities for 1993 included cash generated by the operations of DCBU and WESCO, both of which were sold in early 1994. The future operating cash requirements of Discontinued Operations are primarily attributable to interest costs on debt, operating costs and disposition costs related to DCBU and WESCO.

Investing Activities

Investing activities provided $1,353 million of cash during 1994 compared to $2,668 million of cash provided in 1993. During 1994, the Corporation sold two radio stations, an investment in a joint venture and two non-strategic businesses (Gladwin Corporation and Controlmatic), generating cash totalling $88 million. The Corporation purchased the Norden Unit of United Technologies Corporation, the KPIX-AM and FM radio stations in San Francisco and a minority interest in Group W Radio for total cash expenditures of $109 million. Proceeds from the first quarter 1994 sales of DCBU and WESCO generated $1.4 billion of cash, while liquidations of Financial Services portfolio investments generated additional cash of $323 million. Cash generated by the liquidations of Financial Services portfolio investments was significantly greater in 1993 because of the early success of the liquidation plan.

Capital expenditures were $259 million for 1994, a decrease of $13 million from 1993. Capital expenditures in 1995 are expected to approximate the 1994 level.

In 1995, the Corporation expects to generate approximately $300 million of cash through the continued liquidation of portfolio investments of Discontinued Operations. In addition, sales of non-strategic businesses, as well as the potential monetization of WCI, are expected to generate cash proceeds to the Corporation.

Financing Activities

Cash used by financing activities during 1994 totalled $2,203 million compared to cash used of $3,754 million during 1993.

Net debt was reduced by $1,709 million during 1994 to $3,393 million at year-end reflecting lower borrowings under the revolving credit facilities. As the Corporation's financial condition improved in 1994, a significant level of its cash and cash equivalents were used to repay debt. As a result, total debt of the Corporation was $3,737 million at December 31, 1994, a decrease of $2,613 million from $6,350 million at December 31, 1993. Further debt reductions of $750 million to $1 billion are expected in 1995.

Two new revolving credit agreements with more favorable terms and conditions than the previous facility were executed in August 1994 (see Revolving Credit Facilities). Total borrowings under the revolvers were $919 million at December 31, 1994. These borrowings carried a composite interest rate of 6.7% at year-end 1994 and were based on the London Interbank Offer Rate (LIBOR).

In March 1994, the Corporation sold in a private placement depositary shares representing 3,600,000 shares of Series C preferred stock for net proceeds of $505 million. These shares will convert to common shares in June 1997.

At the beginning of 1994, the Corporation reduced its common stock dividend from $.40 per share to $.20 per share. This reduction resulted in annual cash savings to the Corporation of approximately $70 million. Dividends paid in 1994 also included dividends for the Series C preferred stock issued in March 1994.

As a result of the financing activities described above, the Corporation's net debt at December 31, 1993 fell from 83% of consolidated net capitalization to 65% at December 31, 1994. As net debt declines further during 1995 and equity grows through consistent earnings of Continuing Operations, this percentage is expected to continue to improve.

On August 26, 1992, the Corporation filed a registration statement on Form S-3 for the issuance of up to $1 billion of debt securities. At December 31, 1994, $400 million of this shelf registration remained unused.

Revolving Credit Facilities

On August 5, 1994, the Corporation replaced its December 1991 revolver with two revolving credit agreements (revolvers). These facilities have a combined commitment level of $2.5 billion, with $2.0 billion maturing on August 4, 1997 (three-year revolver) and $500 million maturing on August 4, 1995 (364-day revolver). Borrowings under the revolvers are used for general corporate purposes, including the repayment of maturing long-term debt. The interest rates for borrowings under the revolvers are determined at the time of each borrowing and are based on one of a variety of floating rate indices plus a margin based on the Corporation's long-term debt ratings.

Unused capacity under the revolvers equalled $1,581 million and $996 million at December 31, 1994 and 1993, respectively. Borrowing availability is subject to compliance with certain covenants, representations and warranties. At December 31, 1994, the Corporation was in compliance with these covenants.

Hedging Activities

Prior to the adoption of the Plan, Financial Services entered into interest rate and currency exchange agreements to manage the interest rate and currency risk associated with various debt instruments. No transactions were speculative or leveraged. Given their nature, these agreements have been accounted for as hedging transactions.

The Corporation's credit exposure under interest rate and currency exchange agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, Financial Services selected high credit quality counterparties. At December 31, 1994, the aggregate credit exposure to counterparties totalled approximately $78 million. This exposure resulted primarily from an interest rate and currency swap with an A-rated counterparty. The contract matures in February 1996.

In 1994, outstanding interest rate exchange agreements resulted in a net increase in the average borrowing rate for Discontinued Operations of approximately 0.6% and a net increase in the corresponding interest expense of approximately $12 million. The hedging policy followed by Financial Services targeted a mix of fixed and floating rate debt that was attainable through the issuance of debt instruments with particular rate reset characteristics and/or the use of interest rate exchange agreements. Therefore, interest expense would not have been materially different had the fixed/floating target been attained without the use of interest rate exchange agreements.

The Corporation continually monitors its economic exposure to changes in foreign exchange rates and enters into foreign exchange forward or option contracts to hedge its transaction exposure when appropriate. As a result, the Corporation's unhedged foreign exchange exposure is not significant. Furthermore, changes in foreign exchange rates whether favorable or unfavorable are not expected to have a significant impact on the Corporation's financial results or operating activities.

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," the combined total sales for those operations were less than 0.5% of the Corporation's sales for 1994. Any translation adjustments resulting from converting the local currency balance sheets and income statements of designated hyperinflationary subsidiaries into U.S. dollars are recorded as period costs in accordance with SFAS No. 52.

Securities Ratings

The Corporation's debt and preferred stock are currently rated by Moody's Investor Service (Moody's), Standard and Poor's Corporation (S&P) and Fitch Investor's Service, Inc. (Fitch). The following table summarizes the agencies' ratings for outstanding securities at December 31, 1994 and 1993.

SECURITIES RATINGS

                                    Moody's     S&P       Fitch
- -------------------------------------------------------------------
At December 31, 1994
Senior long-term debt                 Ba1       BBB-      BBB
Preferred stock--depositary shares    ba3       BB+       Not rated
- -------------------------------------------------------------------
At December 31, 1993
Senior long-term debt                 Baa3      BBB       BBB+
Preferred stock--depositary shares    ba1       BBB-      Not rated
- -------------------------------------------------------------------


Management believes that the Corporation made significant progress during 1994 in strengthening its financial position by rebuilding its equity base and substantially reducing its debt. Further debt reductions in 1995, accompanied by continued improvement in operating results, should facilitate improvement in the Corporation's financial ratings over time.


ENVIRONMENTAL MATTERS

Compliance with federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management has estimated the total probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known. See note 16 to the financial statements.

At December 31, 1994, the Corporation had accrued liabilities totalling $73 million for sites where it has been either named a potentially responsible party
(PRP) or has other remedial responsibilities, $70 million for the Bloomington sites and $40 million for decommissioning costs at facilities where the Corporation has ongoing operations. In conjunction with the sales of certain of its businesses, the Corporation has also provided for remediation costs related to past operations of such sites. Annual environmental costs include approximately $5 million for estimated future environmental closure costs at operating sites and approximately $25 million related to current management of hazardous substances and pollution. Capital expenditures for environmental controls, which totalled $12 million in 1994, may vary from year to year.

Management believes that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.


LEGAL MATTERS

The Corporation is defending a number of lawsuits on various matters. See note 16 to the financial statements. Costs to defend these lawsuits are charged to operations in the period in which the services are rendered.

In the last two years, the Corporation has entered into agreements to resolve six litigation claims in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. The future impact of these discounts on operating results will be incurred over the next 15 years with the greatest impact occurring during the next nine years.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of these cases and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced above, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.


INSURANCE RECOVERIES

The Corporation has filed actions against more than 100 of its insurance carriers seeking recovery for environmental, product and property damage liabilities, and certain other matters. The Corporation has settled with several of these carriers and has received recoveries related to these actions. Amounts received to date generally have been applied to cover obligations assumed through the settlements or litigation costs. The Corporation has not accrued for any future insurance recoveries.

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

The Corporation maintains a system of internal accounting controls, supported by adequate documentation, to provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Corporation. Limitations exist in any system of internal accounting controls based on the recognition that the cost of the system should not exceed the benefits derived. Westinghouse believes its system of internal accounting controls, augmented by its corporate auditing function, appropriately balances the cost/benefit relationship.

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


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Westinghouse Electric Corporation

In our opinion, the accompanying consolidated financial statements appearing on pages 27 through 51 of this Form 10-K present fairly, in all material respects, the financial position of Westinghouse Electric Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in note 1 to these financial statements, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," in 1993 and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes," in 1992.

[GRAPHIC OMITTED]

Price Waterhouse LLP
600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
January 31, 1995

CONSOLIDATED STATEMENT OF INCOME


Year Ended December 31                                                  1994            1993            1992
- -------------------------------------------------------------------------------------------------------------
(in millions except per share amounts)

Product sales                                                        $ 5,782          $ 5,771         $ 6,222
Service sales                                                          3,066            3,104           3,029
                                                                     ----------------------------------------
Sales of products and services                                         8,848            8,875           9,251
                                                                     ----------------------------------------
Cost of products sold                                                 (4,322)          (4,634)         (4,751)
Cost of services sold                                                 (2,307)          (2,096)         (2,271)
                                                                     ----------------------------------------
Costs of products and services sold                                   (6,629)          (6,730)         (7,022)
Provision for restructuring (note 19)                                    (71)            (350)            (36)
Marketing, administration and general expenses                        (1,529)          (1,649)         (1,400)
Other income and expenses, net (note 18)                                (285)            (165)            (18)
Interest expense                                                        (177)            (217)           (225)
                                                                     ----------------------------------------
Income (loss) from Continuing Operations before income taxes
   and minority interest in income of consolidated subsidiaries          157             (236)            550
Income taxes (notes 1 and 5)                                             (71)              70            (187)
Minority interest in income of consolidated subsidiaries                  (9)              (9)             (6)
                                                                     ----------------------------------------
Income (loss) from Continuing Operations                                  77             (175)            357
Discontinued Operations, net of income taxes (note 2):
   Loss from operations                                                   --               --             (30)
   Estimated loss on disposal of Discontinued Operations                  --              (95)         (1,383)
                                                                     ----------------------------------------
Loss from Discontinued Operations                                         --              (95)         (1,413)
                                                                     ----------------------------------------
Income (loss) before cumulative effects of
   changes in accounting principles                                       77             (270)         (1,056)
Cumulative effect of changes in accounting principles:
   Postemployment benefits (notes 1 and 4)                                --              (56)             --
   Postretirement benefits other than pensions (notes 1 and 4)            --               --            (742)
   Income taxes (notes 1 and 5)                                           --               --             404
                                                                     ----------------------------------------
Net income (loss)                                                    $    77          $  (326)        $(1,394)
                                                                     ========================================
Earnings (loss) per common share (note 14):
   From Continuing Operations                                        $   .07          $  (.64)        $   .95
   From Discontinued Operations                                           --             (.27)          (4.08)
   From cumulative effect of changes in accounting principles             --             (.16)           (.98)
                                                                     ----------------------------------------
Earnings (loss) per common share                                     $   .07          $ (1.07)        $ (4.11)
                                                                     ========================================
Cash dividends per common share                                      $   .20          $   .40         $   .72
                                                                     ========================================

The Notes to the Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

At December 31                                                               1994            1993
- --------------------------------------------------------------------------------------------------
(in millions)
ASSETS:
   Cash and cash equivalents (note 1)                                      $   338         $   637
   Customer receivables (note 6)                                             1,553           1,381
   Inventories (note 7)                                                      1,541           1,549
   Uncompleted contracts costs over related billings (note 7)                  555             371
   Deferred income taxes (note 5)                                              524             588
   Prepaid and other current assets                                            209             248
                                                                           -----------------------
   Total current assets                                                      4,720           4,774
   Plant and equipment, net (note 8)                                         1,898           1,964
   Intangible and other noncurrent assets (note 9)                           3,572           3,815
   Net assets of Discontinued Operations (note 2)                              434              --
                                                                           -----------------------
Total assets                                                               $10,624         $10,553
                                                                           =======================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Revolving credit borrowings and other short-term debt (note 10)         $   662         $   662
   Current maturities of long-term debt (note 12)                               17               9
   Accounts payable                                                            831             656
   Uncompleted contracts billings over related costs (note 7)                  473             672
   Other current liabilities (note 11)                                       1,726           1,926
                                                                           -----------------------
   Total current liabilities                                                 3,709           3,925
   Long-term debt (note 12)                                                  1,886           1,885
   Net liabilities of Discontinued Operations (note 2)                          --             211
   Other noncurrent liabilities (note 13)                                    3,207           3,453
                                                                           -----------------------
Total liabilities                                                            8,802           9,474
                                                                           -----------------------

Contingent liabilities and commitments (note 16)
Minority interest in equity of consolidated subsidiaries                        30              34

Shareholders' equity (note 14):
   Preferred stock, $1.00 par value (25 million shares authorized):
     Series A preferred (no shares issued)                                      --              --
     Series B conversion preferred (8 million shares issued)                     8               8
     Series C conversion preferred (4 million shares issued)                     4              --
   Common stock, $1.00 par value (480 million shares authorized,
     393 million shares issued)                                                393             393
   Capital in excess of par value                                            1,932           1,475
   Common stock held in treasury                                              (870)           (972)
   Minimum pension liability adjustment (note 3)                              (962)         (1,215)
   Cumulative foreign currency translation adjustments                         (38)            (45)
   Retained earnings                                                         1,325           1,401
                                                                           -----------------------
Total shareholders' equity                                                   1,792           1,045
                                                                           -----------------------
Total liabilities and shareholders' equity                                 $10,624         $10,553
                                                                           =======================

The Notes to the Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended December 31                                                          1994             1993            1992
- ---------------------------------------------------------------------------------------------------------------------
(in millions)
Cash flows from operating activities of Continuing Operations:
  Net income (loss) from Continuing Operations                               $     77         $  (175)        $   357
  Noncash items included in income:
    Depreciation and amortization                                                 320             311             301
    Pension settlement loss                                                       308              --              --
    Noncash restructuring charges                                                  31              90              --
    Losses (gains) on asset dispositions                                           (8)            180              17
    Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
           Receivables, current and noncurrent                                    (77)            (56)            (61)
           Inventories                                                             52            (157)           (222)
           Progress payments net of costs on uncompleted contracts               (394)            (25)            160
           Accounts payable                                                       167              47             (40)
           Deferred and current income taxes                                     (124)           (300)            (60)
           Accrued restructuring costs                                           (124)            260              36
           Other assets and liabilities                                            75             560             129
                                                                             ----------------------------------------
Cash provided by operating activities of Continuing Operations                    303             735             617
                                                                             ----------------------------------------
Cash provided (used) by operating activities of
   Discontinued Operations                                                       (357)             45             465
                                                                             ----------------------------------------
Cash flows from investing activities:
  Business divestitures                                                            88              --             238
  Business acquisitions                                                          (109)             --              --
  Liquidation of assets of Discontinued Operations                              1,697           4,882           5,029
  Asset fundings of Discontinued Operations                                       (86)         (2,015)         (4,718)
  Capital expenditures                                                           (259)           (272)           (305)
  Other                                                                            22              73             (48)
                                                                             ----------------------------------------
Cash provided by investing activities                                           1,353           2,668             196
                                                                             ----------------------------------------
Cash flows from financing activities:
  Bank revolver borrowings                                                      9,143          12,935          12,875
  Bank revolver repayments                                                    (11,079)        (15,575)         (9,370)
  Net reduction in other short-term debt                                         (599)           (532)         (3,937)
  Repayments of long-term debt                                                    (81)         (1,037)         (1,421)
  Long-term borrowings                                                             16             603             675
  Sale of equity securities                                                       505              --             543
  Treasury stock reissued                                                          58              81             111
  Dividends paid                                                                 (153)           (190)           (271)
  Other                                                                           (13)            (39)           (173)
                                                                             ----------------------------------------
Cash used by financing activities                                              (2,203)         (3,754)           (968)
                                                                             ----------------------------------------
Increase (decrease) in cash and cash equivalents                                 (904)           (306)            310
Cash and cash equivalents at beginning of period (note 1)                       1,248           1,554           1,244
                                                                             ----------------------------------------
Cash and cash equivalents at end of period (note 1)                          $    344        $  1,248         $ 1,554
                                                                             ========================================
Supplemental disclosure of cash flow information:
   Interest paid--Continuing Operations                                      $    177        $    205         $   234
   Interest paid--Discontinued Operations                                         216             433             536
   Income taxes paid                                                              123              75              53


The Notes to the Financial Statements are an integral part of these financial statements and include descriptions of noncash transactions.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Westinghouse Electric Corporation (Westinghouse) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions. Investments in joint ventures and in other companies in which the Corporation does not control but has the ability to exercise significant management influence over operating and financial policies are accounted for by the equity method.

Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

Discontinued Operations

In November 1992, the Corporation's Board of Directors adopted a plan (the Plan) that included exiting Financial Services and other non-strategic businesses. The Corporation classified the operations of Distribution and Control Business Unit
(DCBU), Westinghouse Electric Supply Company (WESCO) and Financial Services as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30).

Revenue Recognition

Sales are recorded primarily as products are shipped and services are rendered. The percentage-of-completion method of accounting is used for major power generation systems with a cycle time in excess of one year, major nuclear fuel and related equipment orders, and certain projects where this method of accounting is consistent with industry practice. For certain long-term contracts in which development and production are combined and cycle times are in excess of two years, revenue is recognized as development milestones are completed or units are delivered.

Amortization of Intangible Assets

Goodwill and other acquired intangible assets are amortized using the straight-line method over their estimated lives, but not in excess of 40 years for assets acquired prior to January 1, 1994 and not in excess of 15 years for assets acquired after December 31, 1993.

Subsequent to the acquisition of an intangible asset, the Corporation continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of such an asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Corporation uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable. If such an analysis indicates that impairment has in fact occurred, the Corporation writes down the book value of the intangible asset to its fair market value.

Cash and Cash Equivalents

The Corporation considers all investment securities with a maturity of three months or less when acquired to be cash equivalents. All cash and temporary investments are placed with high credit quality financial institutions and the amount of credit exposure to any one financial institution is limited. At December 31, 1994 and 1993, cash and cash equivalents included restricted funds of $61 million and $73 million, respectively.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out (FIFO) basis, or market. The elements of cost included in inventories are direct labor, direct material and certain overheads including factory depreciation. Long-term contracts in process include costs incurred plus estimated profits on contracts accounted for using the percentage-of-completion method.

Plant and Equipment

Plant and equipment assets are recorded at cost and depreciated generally using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the terms of the respective leases. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred. The Corporation limits capitalization of newly acquired assets to those assets with cost in excess of $1,500.

Environmental Costs

The Corporation expenses or capitalizes, if appropriate under the Corporation's capitalization policy, environmental expenditures that relate to current operations. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. The Corporation records liabilities when environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. Such estimates are adjusted if necessary based on the completion of a formal study or the Corporation's commitment to a formal plan of action.

The Corporation accrues over their estimated remaining useful lives the anticipated future costs of dismantling incinerators and decommissioning nuclear licensed sites.

Off-Balance-Sheet Hedging

Debt Instruments

The Corporation has entered into interest rate and currency exchange agreements to manage exposure to fluctuations in interest and foreign exchange rates. Interest rate exchange agreements generally involve the exchange of interest payments without exchange of the underlying principal amounts. The Corporation does not enter into speculative or leveraged derivative transactions.

The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense; gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over the term of the original agreement if the underlying hedged instrument remains outstanding or immediately if the underlying hedged instrument is settled. At December 31, 1994 and 1993, the Corporation had no deferred gains or losses from terminated interest rate swaps recorded on its balance sheet.

Foreign Exchange

The Corporation's foreign exchange policy includes matching purchases and sales in national currencies when possible and hedging unmatched transactions in excess of $250,000. In accordance with this policy, the Corporation has entered into various foreign exchange agreements in which it sells a currency forward to hedge a receivable or purchases a currency forward to hedge a payable.

Gains and losses on foreign currency contracts offset gains and losses resulting from currency fluctuations inherent in the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recognized in net income in the period in which the transaction is consummated.

Changes in Accounting Principles

In December 1993, the Corporation adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to adopt accrual accounting for workers' compensation, salary continuation, medical and life insurance continuation, severance benefits and disability benefits provided to former or inactive employees after employment but before retirement. The Corporation's previous practice was to expense these costs as incurred. See note 4 to the financial statements.

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

In the first quarter of 1992, the Corporation adopted SFAS No. 109, "Accounting for Income Taxes." This statement replaced SFAS No. 96, which the Corporation previously used to account for income taxes. SFAS No. 109 permitted the Corporation to recognize certain deferred tax benefits not recognized under SFAS No. 96. See note 5 to the financial statements.


NOTE 2: DISCONTINUED OPERATIONS

In November 1992, the Corporation announced the Plan that included exiting Financial Services through the disposition of its asset portfolios and the sales of DCBU and WESCO. The disposition of Financial Services assets involved the sale of the real estate and corporate finance portfolios over a three-year period and the liquidation of the leasing portfolio over a longer period of time in accordance with contractual terms. Financial Services, DCBU and WESCO have been accounted for as discontinued operations in accordance with APB 30.

Upon adoption of the Plan, the Corporation recorded a pre-tax charge of $2,201 million in Discontinued Operations consisting of $2,350 million for an addition to the valuation allowance for Financial Services portfolios; $300 million for estimated losses from operations for Financial Services during the phase-out period; and $144 million for restructuring charges related to the change in corporate strategy. These charges were partially offset by an estimated $449 million gain from the dispositions of DCBU and WESCO and an estimated $144 million of earnings from those operations during their phase-out periods. The after-tax charge for the estimated loss on the disposal of Discontinued Operations was $1,383 million.

Based on its quarterly review of the assumptions used in determining the estimated loss from Discontinued Operations, the Corporation recorded in the fourth quarter of 1993 an additional pre-tax provision for loss on disposal of Discontinued Operations of $148 million. This change in the estimated loss resulted from a reduction of the expected selling prices of WESCO and the Australian subsidiary of DCBU; a decision to sell in bulk a Financial Services residential development that the Corporation, upon adoption of the Plan, had intended to develop; and a revision to the estimated interest costs expected to be incurred by the Discontinued Operations during the disposal period.

On January 31, 1994, the Corporation completed the sale of DCBU, excluding its Australian subsidiary, to Eaton Corporation for a purchase price of $1.1 billion and the assumption by the buyer of certain liabilities. The sale of the Australian subsidiary was completed in March 1994.

On February 28, 1994, the Corporation completed the sale of WESCO to an affiliate of Clayton, Dubilier & Rice, Inc., a private investment firm, for a purchase price of approximately $340 million. The proceeds consisted of approximately $275 million in cash, approximately $50 million in first mortgage notes, and the remainder in stock and options of the new company.

The portfolio investments of Financial Services have been reduced from $8,967 million at year-end 1992 to $1,230 million at December 31, 1994. Substantially all of the remaining real estate assets of $297 million at December 31, 1994 are expected to be liquidated in 1995. The Financial Services corporate portfolio essentially has been liquidated. The leasing portfolio, which totalled $924 million at December 31, 1994, is expected to continue to liquidate through 2015 in accordance with contractual terms.

The assets and liabilities of Discontinued Operations have been separately classified on the balance sheet as net assets (liabilities) of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS (in millions)

At December 31                                              1994         1993*
- -----------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                  $    6      $  611
Other current assets                                            1         742
Portfolio investments                                       1,230       1,551
Deferred income taxes (note 5)                                340         415
Accrued estimated gain on sale of
   DCBU & WESCO                                                --         441
Other noncurrent assets                                       220         735
- -----------------------------------------------------------------------------
Total assets--Discontinued Operations                       1,797       4,495
- -----------------------------------------------------------------------------
Liabilities:
Accounts payable                                               12         182
Other current liabilities                                      34         231
Short-term debt (note 10)                                     374       2,373
Current maturities of long-term debt (note 12)                230         774
Liability for estimated loss on disposal                      145         488
Other noncurrent liabilities                                   --          11
Long-term debt (note 12)                                      568         647
- -----------------------------------------------------------------------------
Total liabilities--Discontinued Operations                  1,363       4,706
- -----------------------------------------------------------------------------
Net assets (liabilities) of Discontinued Operations        $  434      $ (211)
=============================================================================

*Certain amounts have been reclassified for comparative purposes.

Of the remaining $1.2 billion of net debt of Discontinued Operations, approximately $700 million is expected to be repaid in 1995. Approximately $300 million is expected to be repaid through the liquidation of portfolio investments of Financial Services. The remaining 1995 debt repayment of $400 million will occur as cash is received from Continuing Operations, the timing of which is expected to coincide with sales of non-strategic businesses. The Corporation expects to reduce the debt of Discontinued Operations to that amount which is supportable by the leasing portfolio and can be repaid as that portfolio liquidates over its contractual term. As a result, additional cash may be required from Continuing Operations.

The cash receipts from Continuing Operations represent reimbursements for deferred income tax benefits related to the prior losses of Discontinued Operations that have been or are expected to be utilized by the Corporation to offset tax obligations of Continuing Operations.

Management believes that the combination of the net proceeds anticipated from the continued liquidation of assets of Discontinued Operations and from the ultimate realization of deferred income tax benefits will be sufficient to fund Discontinued Operations. Management further believes that the liability for the estimated loss on disposal of Discontinued Operations is adequate. The adequacy of this liability is evaluated each quarter.

Portfolio Investments
Portfolio investments by category of investment and financing at December 31, 1994 and 1993 are summarized in the table below:


PORTFOLIO INVESTMENTS (in millions)

                                                   Real
                                     Leasing      Estate   Corporate     Total
- -------------------------------------------------------------------------------
At December 31, 1994
Receivables                           $  886        $ 18       $  9      $  913
Other portfolio investments               38         279         --         317
- -------------------------------------------------------------------------------
Portfolio investments                 $  924        $297       $  9      $1,230
===============================================================================

At December 31, 1993
Receivables                           $  969        $ 46       $ 47      $1,062
Other portfolio investments               39         353         97         489
- -------------------------------------------------------------------------------
Portfolio investments                 $1,008        $399       $144      $1,551
===============================================================================

Other portfolio investments at December 31, 1994 and 1993 included the Corporation's investment in LW Real Estate Investments, L.P. (LW) of $133 million in both periods, real estate properties of $88 million and $141 million, respectively, and other investments of $96 million and $215 million, respectively, primarily consisting of investments in real estate and leasing partnerships. The remaining portfolio investments, other than the leasing assets, are expected to be substantially liquidated by the end of 1995.

Non-earning receivables at December 31, 1994 and 1993 totalled $30 million. There were no reduced earning receivables at December 31, 1994 and 1993.

Leasing receivables consist of direct financing and leveraged leases. At December 31, 1994 and 1993, 81% and 77%, respectively, related to aircraft and 18% and 19%, respectively, related to cogeneration facilities. Certain leasing receivables classified as performing and totalling $139 million at December 31, 1994 have been identified by management as potential problem receivables. This amount consists primarily of leveraged leases related to aircraft leased by major U.S. airlines. Such leasing receivables were current as to payments and performing in accordance with contractual terms at December 31, 1994.

The components of the Corporation's net investment in leases at December 31, 1994 and 1993 are as follows:

NET INVESTMENT IN LEASES (in millions)

At December 31                                       1994           1993
- ------------------------------------------------------------------------
Rentals receivable (net of principal and
   interest on nonrecourse loans)                   $ 864          $ 965
Estimated residual value of leased assets             389            411
Unearned and deferred income                         (367)          (407)
- ------------------------------------------------------------------------
Investment in leases                                  886            969
Deferred taxes and deferred investment
   tax credits arising from leases                   (610)          (575)
- ------------------------------------------------------------------------
Investment in leases, net                           $ 276          $ 394
========================================================================

At December 31, 1994 and 1993, deferred investment tax credits totalled $25 million and $34 million, respectively. These deferred investment tax credits are recognized as income over the contractual terms of the respective leases.

Contractual maturities for the Corporation's leasing receivables at December 31, 1994 are as follows:

CONTRACTUAL MATURITIES FOR LEASING RECEIVABLES (in millions)

At December 31, 1994       Year of Maturity
- -----------------------------------------------------------
                                                      After
          Total    1995   1996   1997    1998   1999   1999
- -----------------------------------------------------------
Leasing    $886     $23    $32    $30     $29    $34   $738
===========================================================

Liability for Estimated Loss on Disposal

At the beginning of 1992, the Financial Services valuation allowance totalled $2,330 million. During the first eleven months of 1992, Financial Services wrote off portfolio investments totalling $1,126 million and made additional provisions totalling $205 million. Upon adoption of the Plan in November 1992, the balance of $1,409 million became part of the liability for estimated loss on disposal of Discontinued Operations.

The following table is a reconciliation of the liability for the estimated loss on disposal of Discontinued Operations from the adoption of the Plan through December 31, 1994:

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL OF
DISCONTINUED OPERATIONS (in millions)

                              Financial     DCBU &      Restruc-     Plan-to-
                              Services       WESCO       turing        Date
- -----------------------------------------------------------------------------
December 1, 1992              $ 1,409       $  --       $   --        $ 1,409
Adoption of the 1992 Plan       2,650        (593)         144          2,201
1993 Provision                     86          62           --            148
Plan-to-Date Activity          (3,902)        415         (126)        (3,613)
Transfers                        (163)        176          (13)            --
- -----------------------------------------------------------------------------
December 31, 1994             $    80       $  60       $    5        $   145
=============================================================================

Transfers among Plan components have been made to better reflect estimated reserve requirements until completion of the Plan. The ending balance of $145 million is reflected on the summary of net assets (liabilities) of Discontinued Operations as one amount. Any variances from estimates which may occur for one Plan component will be considered in conjunction with those for other components in determining whether an adjustment of the total liability is necessary.

In accordance with APB 30, the consolidated financial statements reflect the operating results of Discontinued Operations separately from Continuing Operations. Summarized operating results of Discontinued Operations follow:

OPERATING RESULTS OF DISCONTINUED OPERATIONS (in millions)

                                        Financial      DCBU &
                                        Services        WESCO        Total
- ---------------------------------------------------------------------------
Year ended December 31, 1994
Sales of products and services          $  41          $  319        $  360
Net earnings (losses)                    (204)              4          (200)

Year ended December 31, 1993
Sales of products and services          $ 305          $2,384        $2,689
Net earnings (losses)                    (212)             66          (146)

Month ended December 31, 1992
Sales of products and services          $  46          $  198        $  244
Net earnings (losses)                     (13)             11            (2)

Eleven months ended November 30, 1992
Sales of products and services          $ 699          $2,230        $2,929
Income (loss) before income taxes        (181)            101           (80)
Income taxes (benefit)                    (71)              7           (64)
Minority interest in income                10               4            14
Income (loss) from operations            (120)             90           (30)
===========================================================================

NOTE 3: PENSIONS

The Corporation has various pension arrangements covering substantially all employees. Most plan benefits are based on either years of service and compensation levels at the time of retirement or a formula based on career earnings. Pension benefits are paid from trusts funded by contributions from employees and the Corporation. The pension funding policy for qualified plans is consistent with the funding requirements of U.S. federal and other government laws and regulations. Plan assets consist primarily of listed stocks, fixed income securities and real estate investments. Included in plan assets at December 31, 1994 are 5,612,600 shares of the Corporation's common stock having a market value of approximately $69 million. Dividends paid by the Corporation during 1994 on shares held by the pension fund totalled approximately $2 million.

NET PERIODIC PENSION COSTS (in millions)

Year ended December 31                              1994    1993     1992
- -------------------------------------------------------------------------
Service cost                                       $  79   $  65    $  68
Interest cost on projected benefit obligation        404     426      432
Amortization of unrecognized net obligation           36      41       44
Amortization of unrecognized prior
   service cost                                        6       5        5
Amortization of unrecognized net loss                112      48       20
- -------------------------------------------------------------------------
                                                     637     585      569
- -------------------------------------------------------------------------
Return on plan assets:
   Actual return on plan assets                      (18)   (414)    (107)
   Deferred losses                                  (385)    (40)    (376)
- -------------------------------------------------------------------------
Recognized return on plan assets                    (403)   (454)    (483)
- -------------------------------------------------------------------------
Net periodic pension cost                          $ 234   $ 131    $  86
=========================================================================

Net periodic pension cost increased $103 million in 1994 compared to 1993, due primarily to changes in pension plan assumptions and reduced levels of anticipated asset earnings.

1994 Pension Settlement

The Corporation's restructuring activities contributed to a high level of lump sum cash distributions from the Corporation's pension fund during 1994. The magnitude of these cash distributions required that the Corporation apply the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and recognize a settlement loss of $308 million during the fourth quarter of 1994. This noncash charge to income represents the pro-rata portion of unrecognized losses associated with the pension obligation that was settled.

A curtailment charge of $22 million related to the 1993 restructuring initiative was included in the loss from Continuing Operations for the year ended December 31, 1993. See note 19 to the financial statements. In addition, $54 million was included in the estimated loss on disposal of Discontinued Operations for the year ended December 31, 1992 in accordance with the provisions of SFAS No. 88.

SIGNIFICANT PENSION PLAN ASSUMPTIONS

At December 31                                1994     1993
- -----------------------------------------------------------
Discount rate                                 8.5%    7.25%
Compensation increase rate                      4%       4%
Long-term rate of return on plan assets      9.75%    9.75%
===========================================================

The requirement of SFAS No. 87 to adjust the discount rate to reflect current and expected-to-be-available interest rates on high quality fixed income investments resulted in the increase in the Corporation's assumed discount rate from 7.25%, which was used at December 31, 1993, to 8.5% at December 31, 1994.

FUNDING STATUS--PENSIONS (in millions)

At December 31                                              1994          1993
- ------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
   Vested                                                $(4,412)      $(5,068)
   Nonvested                                                (319)         (440)
- ------------------------------------------------------------------------------
Accumulated benefit obligation                            (4,731)       (5,508)
Effect of projected future compensation levels              (273)         (333)
- ------------------------------------------------------------------------------
Projected benefit obligation for service
   rendered to date                                       (5,004)       (5,841)
Plan assets at fair value                                  3,557         4,226
- ------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets     (1,447)       (1,615)
Unrecognized net loss                                      1,736         2,181
Prior service cost (benefit) not yet recognized in
   net periodic pension cost                                (136)           14
Unrecognized net transition obligation                       250           281
- ------------------------------------------------------------------------------
Prepaid pension cost                                         403           861
Minimum pension liability                                 (1,577)       (2,143)
- ------------------------------------------------------------------------------
Unfunded accumulated benefit obligation                  $(1,174)      $(1,282)
==============================================================================

During 1994, the Corporation contributed $310 million to its pension plans. The 1993 pension contribution, which totalled $273 million, consisted primarily of assets of Discontinued Operations.

The unfunded accumulated benefit obligation at December 31, 1994 decreased by $108 million compared to December 31, 1993. This decrease resulted from the net effect of numerous factors including 1994 employer contributions, negotiated pension plan changes, the discount rate assumption change, current year service and interest costs, and 1994 actuarial losses.

For financial reporting purposes, a pension plan is considered unfunded when the fair value of plan assets is less than the accumulated benefit obligation. When that is the case, a minimum pension liability must be recognized for the sum of the unfunded amount plus any prepaid pension cost. In recognizing such a liability, an intangible asset is usually recorded. However, the amount of the intangible asset may not be greater than the sum of the prior service cost not yet recognized and the unrecognized transition obligation as shown in the Funding Status table. When the liability to be recognized is greater than the intangible asset limit, a charge must be made to shareholders' equity for the difference, net of any tax effects which could be recognized in the future.

At December 31, 1994, a minimum pension liability of $1,577 million was recognized for the sum of the unfunded amount of $1,174 million plus the prepaid pension cost of $403 million. An intangible asset of $114 million and a charge to shareholders' equity of $1,463 million, which was reduced to $962 million due to tax deferrals of $501 million, offset the pension liability. As a result of this remeasurement, year-end 1994 shareholders' equity was increased by $253 million from December 31, 1993.

At December 31, 1993, a minimum pension liability of $2,143 million was recognized for the sum of the unfunded amount of $1,282 million plus the prepaid pension cost of $861 million. An intangible asset of $295 million and a charge to shareholders' equity of $1,848 million, which was reduced to $1,215 million due to tax deferrals of $633 million, offset the pension liability.

NOTE 4: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT BENEFITS

The Corporation has defined benefit postretirement plans that provide medical, dental and life insurance for eligible retirees and dependents.

The components of net periodic postretirement benefit cost follow:

NET PERIODIC POSTRETIREMENT BENEFIT COST (in millions)

Year ended December 31                            1994     1993
- ---------------------------------------------------------------
Service cost, benefits attributed to employee
   service during the year                        $ 20     $ 15
Interest cost on accumulated postretirement
   benefit obligation                               93       96
Amortization of unrecognized net loss                4       --
Recognized return on plan assets                    (1)      --
- ---------------------------------------------------------------
Net periodic postretirement benefit cost          $116     $111
===============================================================

The adoption of SFAS No. 106 on the immediate recognition basis, concurrent with the adoption of SFAS No. 109 as of January 1, 1992, resulted in a net charge to first quarter 1992 earnings of $742 million, net of $431 million of deferred income tax benefits.

SIGNIFICANT POSTRETIREMENT BENEFIT PLAN ASSUMPTIONS

At December 31                               1994     1993
- ----------------------------------------------------------
Discount rate                                8.5%    7.25%
Health care cost trend rates                  11%*     12%*
Compensation increase rate                     4%       4%
Long-term rate of return on plan assets        7%    9.75%
==========================================================

*Decreasing 1/2% annually from December 31, 1994 and December 31, 1993, to the ultimate rate of 6.5% and 7%, respectively.

The Corporation's accumulated postretirement benefit obligation consists of the following:

FUNDING STATUS--POSTRETIREMENT BENEFITS (in millions)

At December 31                                           1994       1993
- -------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                            $  (893)   $  (912)
   Fully eligible, active plan participants                (32)       (50)
   Other active plan participants                         (253)      (398)
- -------------------------------------------------------------------------
Total accumulated postretirement benefit obligation     (1,178)    (1,360)
Unrecognized net loss                                       36        171
Unrecognized prior service benefit                         (58)        --
Plan assets at fair value                                   12         --
- -------------------------------------------------------------------------
Recorded liability                                     $(1,188)   $(1,189)
=========================================================================

The accumulated postretirement benefit obligation was calculated using the terms of the Corporation's medical, dental and life insurance plans, including the effects of established maximums on covered costs.

The effect of a 1% annual increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $67 million and would increase net periodic postretirement benefit cost by approximately $7 million.

Certain of the Corporation's non-U.S. subsidiaries have private and government-sponsored plans for retirees. The cost of these plans is not significant to the Corporation.

The Corporation provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. In December 1993, the Corporation adopted retroactive to January 1, 1993, SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Prior to 1993, postemployment benefits were recognized primarily as they were paid. The Corporation's charge for adoption of SFAS No. 112 at January 1, 1993 was $56 million, net of $30 million of deferred taxes, and was immediately recognized as the cumulative effect of a change in accounting for postemployment benefits.

At December 31, 1994 and 1993, the Corporation's liability for postemployment benefits totalled $77 million and $91 million, respectively.

NOTE 5: INCOME TAXES

INCOME TAXES FROM CONTINUING OPERATIONS (in millions)

Year ended December 31                     1994    1993      1992
- -----------------------------------------------------------------
Current:
   Federal                                  $18   $ 138      $150
   State                                     24      19        28
   Foreign                                   28      23        45
- -----------------------------------------------------------------
Total income taxes current                   70     180       223
- -----------------------------------------------------------------
Deferred:
   Federal                                   28    (211)      (27)
   State                                    (13)     14        --
   Foreign                                  (14)    (53)       (9)
- -----------------------------------------------------------------
Total income taxes deferred                   1    (250)      (36)
- -----------------------------------------------------------------
Income taxes (benefit)                      $71   $ (70)     $187
=================================================================

CONSOLIDATED INCOME TAXES (in millions)

Year ended December 31                     1994    1993      1992
- -----------------------------------------------------------------
Current:
   Federal                                  $18   $ 138   $   (19)
   State                                     24      19        28
   Foreign                                   28      23        60
- -----------------------------------------------------------------
Total income taxes current                   70     180        69
- -----------------------------------------------------------------
Deferred:
   Federal                                   28    (294)   (1,208)
   State                                    (13)     14      (138)
   Foreign                                  (14)    (53)       37
- -----------------------------------------------------------------
Total income taxes deferred                   1    (333)   (1,309)
Operating loss carryforward--Federal         --      --      (290)
- -----------------------------------------------------------------
Income taxes (benefit)                      $71   $(153)  $(1,530)
=================================================================

Deferred federal income taxes for 1993 include a benefit of $62 million resulting from the enactment of an increase in the statutory federal income tax rate from 34% to 35%.

Income tax expense (benefit) included in the consolidated financial statements follows:

COMPONENTS OF CONSOLIDATED INCOME TAXES (in millions)

Year ended December 31                                    1994    1993     1992
- -------------------------------------------------------------------------------
Continuing Operations                                      $71  $ (70)    $ 187
Discontinued Operations                                     --     --       (64)
Estimated loss on disposal of
   Discontinued Operations                                  --    (53)     (818)
Cumulative effect of change in accounting
   principle for postemployment benefits                    --    (30)       --
Cumulative effect of change in accounting
   principle for postretirement benefits
   other than pensions                                      --     --      (431)
Cumulative effect of change in accounting
   principle for income taxes                               --     --      (404)
- -------------------------------------------------------------------------------
Income taxes (benefit)                                     $71  $(153)  $(1,530)
===============================================================================

In addition to the amounts in the table above, during 1994, 1993 and 1992, $132 million of income tax expense, $378 million of income tax benefit and $255 million of income tax benefit, respectively, were recorded against shareholders' equity as a result of the pension liability adjustment. See note 3 to the financial statements.

In January 1992, the Corporation adopted SFAS No. 109. This statement replaced SFAS No. 96 which the Corporation had used to account for income taxes since 1988. The effect of adopting SFAS No. 109 on the Corporation was to permit the recognition of deferred tax benefits as shown in the following table:

DEFERRED TAX BENEFITS RECOGNIZED UPON ADOPTION OF SFAS NO. 109
(in millions)

At January 1                                           1992
- -----------------------------------------------------------
Change related to application of financial basis
   net operating loss and credit carryforwards         $496
State income tax, net of federal effect                  12
Valuation allowance for deferred taxes                 (104)
- -----------------------------------------------------------
Deferred tax benefit                                   $404
===========================================================

The foreign portion of income or loss before income taxes and minority interest in income of consolidated subsidiaries in the consolidated statement of income consisted of losses of $34 million in 1994 and $6 million in 1993 and income of $61 million in 1992. Such income or loss consisted of profits and losses generated from foreign operations and can be subject to both U.S. and foreign income taxes.

Deferred federal income taxes have not been provided on cumulative undistributed earnings from foreign subsidiaries, totalling $383 million at December 31, 1994, in which the earnings have been reinvested for an indefinite time. It is not practicable to determine the income tax liability that would result were such earnings repatriated. The amount of withholding taxes that would be payable upon such repatriation is estimated to be $24 million.

Income from Continuing Operations includes income of certain manufacturing operations in Puerto Rico which are eligible for tax credits against U.S. federal income tax and partially exempt from Puerto Rican income tax under grants of industrial tax exemptions. These tax exemptions provided net tax benefits of $17 million in 1994, $21 million in 1993 and $21 million in 1992. The exemptions will expire at various dates from 2002 through 2007.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to significant portions of deferred income tax liabilities or assets are shown in the accompanying table:

CONSOLIDATED DEFERRED INCOME TAX SOURCES (in millions)

At December 31                                      1994         1993
- ----------------------------------------------------------------------
Provisions for expenses and losses                $  812        $  867
Accumulated depreciation                            (163)         (215)
Long-term contracts in process                        81            96
Leasing activities                                  (583)         (622)
Minimum pension liabilities                          403           387
Operating losses and credit carryforwards          1,360         1,505
Postretirement and postemployment benefits           477           476
Other deferred tax assets                            184           216
Other deferred tax liabilities                       (90)         (115)
Valuation allowance for deferred taxes              (101)          (90)
- ----------------------------------------------------------------------
Deferred income taxes, net asset                  $2,380        $2,505
======================================================================

The valuation allowance for deferred taxes represents foreign tax credits not anticipated to be utilized and operating loss carryforwards of certain foreign subsidiaries. The net balance of deferred income taxes is intended to offset income taxes on future taxable income expected to be earned by the Corporation's continuing businesses.

At December 31, 1994, for federal income tax purposes, there were regular tax net operating loss carryforwards of $472 million which expire by the year 2007, $2,472 million which expire by the year 2008, alternative minimum tax operating loss carryforwards of $123 million which expire by the year 2007 and $2,462 million which expire by the year 2008 and alternative minimum tax credit carryforwards of $261 million which have no expiration date. At December 31, 1994, there were $183 million of net operating loss carryforwards attributable to foreign subsidiaries. Of this total, approximately $28 million has no expiration date. The remaining amount will expire not later than 2001. A valuation allowance has been established for $58 million of the deferred tax benefit related to those loss carryforwards for which it is considered likely that the benefit will not be realized.

EFFECTIVE TAX (BENEFIT) RATE FOR CONTINUING OPERATIONS

Year ended December 31                          1994    1993*    1992*
- ---------------------------------------------------------------------
Federal statutory income tax (benefit) rate     35.0%  (35.0)%   34.0%
Increase (decrease) in the tax (benefit) rate
 resulting from:
    Adjustment of deferred tax asset for
      increase in federal income tax rate        --    (23.2)     --
    Income taxes of prior years                  --     21.2      --
    Write off of intangible assets               5.3     5.8      1.4
    Interest on prior years' federal
      income tax, net of federal effect         (7.4)    6.4      --
    State income tax, net of federal effect      4.4     9.2      3.4
    Lower tax rate on income of foreign
      sales corporations                        (4.1)   (6.7)     (.6)
    Lower tax rate on net income of
      Puerto Rican operations                  (10.5)   (8.7)    (3.9)
    Valuation allowance for deferred taxes       6.9    (1.3)     1.1
    Adjustment of deferred tax asset
      included in equity in June 1993 for
      change in federal income tax rate          1.0    (3.0)     --
    Loss of foreign tax credit                   5.1     4.7      --
    Nondeductible expenses                       4.5      .9       .4
    Other                                        5.0      --     (1.9)
- ---------------------------------------------------------------------
Effective tax (benefit) rate for
   Continuing Operations                        45.2%  (29.7)%   33.9%
=====================================================================

*Certain amounts have been reclassified for comparative purposes.

EFFECTIVE TAX (BENEFIT) RATE FOR CUMULATIVE EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES

Year ended December 31                          1994    1993     1992
- ---------------------------------------------------------------------
Federal statutory income tax (benefit) rate      --    (35.0)%  (34.0)%
Increase in the benefit rate resulting from:
   State income tax, net of federal effect       --      --      (2.8)
- ---------------------------------------------------------------------
Effective tax (benefit) rate for cumulative
   effect of changes in accounting principles    --    (35.0)%  (36.8)%
=====================================================================

The federal income tax returns of the Corporation and its wholly owned subsidiaries are settled through the year ended December 31, 1986. The Corporation has reached a tentative agreement with the Internal Revenue Service regarding intercompany pricing adjustments applicable to operations in Puerto Rico for the years 1987 through 1992. Management believes that adequate provisions for taxes have been made through December 31, 1994.

NOTE 6: CUSTOMER RECEIVABLES

Customer receivables at December 31, 1994 included $197 million which represented the sales value of material shipped under long-term contracts but not billed to the customer and $72 million which represented claims receivable on terminated or nondefinitized government contracts. Such claims are recorded only when collectibility is assured. Billings will occur upon shipment of major components of the contract or upon definitive resolution of the outstanding claims, respectively. Collection of these receivables is expected to be substantially completed within one year.

Allowances for doubtful accounts of $59 million and $54 million at December 31, 1994 and 1993, respectively, were deducted from customer receivables.

At December 31, 1994 and 1993, approximately 10% and 8%, respectively, of the Corporation's customer receivables were from sales on open account with various agencies of the U.S. government, which is the Corporation's largest single customer. The Corporation performs ongoing credit evaluations of its customers and generally does not require collateral.

NOTE 7: INVENTORIES AND COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

INVENTORIES (in millions)

At December 31                                   1994      1993
- ---------------------------------------------------------------
Raw materials                                 $   158    $  137
Work in process                                 1,065       989
Finished goods                                    156       104
- ---------------------------------------------------------------
                                                1,379     1,230
Long-term contracts in process                    877       678
Progress payments to subcontractors                97       124
Recoverable engineering
  and development costs                           437       442
- ---------------------------------------------------------------
                                                2,790     2,474
Inventoried costs related to contracts
  with progress billing terms                  (1,249)     (925)
- ---------------------------------------------------------------
Inventories                                   $ 1,541    $1,549
===============================================================

COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS (in millions)

At December 31                                1994     1993
- -----------------------------------------------------------
Costs included in inventories               $1,143    $ 968
Progress billings on contracts                (588)    (597)
- -----------------------------------------------------------
Uncompleted contracts costs over
  related billings                          $  555    $ 371
===========================================================
Progress billings on contracts              $  579    $ 629
Costs included in inventories                 (106)      43
- -----------------------------------------------------------
Uncompleted contracts billings over
  related costs                             $  473    $ 672
===========================================================

Raw materials, work in process and finished goods included contract-related costs of approximately $811 million at December 31, 1994, and $770 million at December 31, 1993. Substantially all costs in long-term contracts in process, progress payments to subcontractors, and recoverable engineering and development costs were contract-related.

Inventories other than those related to long-term contracts are generally realized within one year. Inventoried costs do not exceed realizable values.

NOTE 8: PLANT AND EQUIPMENT

PLANT AND EQUIPMENT (in millions)

At December 31                                1994      1993
- ------------------------------------------------------------
Land and buildings                         $   818   $   815
Machinery and equipment                      3,321     3,275
Construction in progress                       196       225
- ------------------------------------------------------------
Plant and equipment, at cost                 4,335     4,315
Accumulated depreciation                    (2,437)   (2,351)
- ------------------------------------------------------------
Plant and equipment, net                   $ 1,898   $ 1,964
============================================================

For the years ended December 31, 1994 and 1993, depreciation expense totalled $275 million and $272 million, respectively. Of these amounts, $252 million and $253 million, respectively, is included in costs of products and services, and $23 million and $19 million, respectively, is included in marketing, administrative and general expenses.

NOTE 9: INTANGIBLE AND OTHER NONCURRENT ASSETS

INTANGIBLE AND OTHER NONCURRENT ASSETS (in millions)

At December 31                                1994     1993
- -----------------------------------------------------------
Deferred income taxes (note 5)              $1,516   $1,502
Goodwill and other acquired
  intangible assets                          1,119    1,131
Intangible pension asset (note 3)              114      295
Undeveloped land                               244      247
Joint ventures and other affiliates            100      122
Noncurrent receivables                         147      206
Other                                          332      312
- -----------------------------------------------------------
Intangible and other noncurrent assets      $3,572   $3,815
===========================================================

Goodwill and other acquired intangible assets are shown net of accumulated amortization of $162 million and $139 million at December 31, 1994 and 1993, respectively.

Joint ventures and other affiliates include investments in companies over which the Corporation exercises significant influence but does not control.

NOTE 10: SHORT-TERM DEBT

On August 5, 1994, the Corporation replaced its December 1991 revolver with two revolving credit agreements (revolvers). The facilities have a combined commitment level of $2.5 billion, with $2.0 billion maturing on August 4, 1997 (three-year revolver) and $500 million maturing on August 4, 1995 (364-day revolver). Contemporaneous with entering into the revolvers, outstanding borrowings under the December 1991 revolver were repaid with borrowings from the three-year revolver.

Availability under the revolvers is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on the incurrence of liens, a maximum leverage ratio, minimum interest coverage ratio and minimum consolidated net worth. Certain of these covenants become more restrictive over the terms of the revolvers. At December 31, 1994, the Corporation was in compliance with these covenants.

Interest rates for borrowings under the revolvers are determined at the time of each borrowing and are based on one of a variety of floating rate indices plus a margin based on the Corporation's debt ratings. The indices include the following: London Interbank Offer Rate (LIBOR), certificate of deposit rate and prime rate. The cost of the revolvers includes facility fees which are based on the Corporation's debt ratings and are assessed on the revolver commitment level.

The interest rates for the borrowings under the revolvers at December 31, 1994 and 1993 were based on LIBOR. There are no compensating balance requirements under the revolvers.

As a result of rating agency actions and management's assessment of the capital markets in October 1992, the Corporation discontinued the sale of commercial paper and replaced this debt with borrowings under the December 1991 revolver.

SHORT-TERM DEBT--CONTINUING OPERATIONS (in millions)

                       At December 31               During the Year
- -----------------------------------------------------------------------------
                               Composite    Max. Out-   Avg. Out-   Wtd. Avg.
                     Balance     Rate       standing    standing      Rate
                     -------------------    ---------------------------------
1994
Revolving credit
   facilities         $545       6.7%        $  545       $113        4.3%
Short-term foreign
   bank loans          115       6.7%           313        164        5.7%
Other                    2
- -----------------------------------------------------------------------------
Short-term debt       $662
=============================================================================
1993
Commercial paper      $ --        --         $   78       $  6        3.9%
Revolving credit
   facility            500       4.0%         1,100        909        4.3%
Short-term foreign
   bank loans          158       7.4%           277        134        8.6%
Other                    4
- -----------------------------------------------------------------------------
Short-term debt       $662
=============================================================================

Average outstanding borrowings for Continuing Operations were determined based on daily amounts outstanding for the revolving credit facilities and commercial paper, and on monthly balances outstanding for short-term foreign bank loans.

During the fourth quarter of 1994, $625 million of revolving credit borrowings were transferred from Discontinued Operations to Continuing Operations.

SHORT-TERM DEBT--DISCONTINUED OPERATIONS (in millions)

                   At December 31            During the Year
- ----------------------------------------------------------------------
                           Composite   Max. Out-  Avg. Out-  Wtd. Avg.
                 Balance     Rate      standing   standing     Rate
                 -------------------   -------------------------------
1994
Revolving credit
   facilities     $  374     6.7%       $2,355    $  955       4.8%
- ----------------------------------------------------------------------
Short-term debt   $  374
======================================================================
1993
Commercial paper  $   --      --        $  131    $    9       3.7%
Revolving credit
   facility        2,355     4.1%        4,395     3,424       4.2%
Other                 18
- ----------------------------------------------------------------------
Short-term debt   $2,373
======================================================================

Average outstanding borrowings for Discontinued Operations were determined based on daily amounts outstanding for revolving credit facilities and commercial paper.

To manage interest costs on its short-term and long-term debt, Financial Services entered into various types of interest rate and currency exchange agreements. In connection with the fourth quarter 1994 transfer of revolving credit borrowings, $272 million of related fixed rate interest rate swaps were transferred to Continuing Operations. A summary of notional amounts outstanding at December 31, 1994 and 1993 is presented in the table below:

INTEREST RATE AND CURRENCY EXCHANGE AGREEMENTS NOTIONAL AMOUNTS OUTSTANDING (in millions)

                             Short-Term   Long-Term
                                Debt        Debt      Total
- -------------------------------------------------------------
At December 31, 1994
Continuing Operations           $272        $ --     $  272
Discontinued Operations           25         374        399
- -------------------------------------------------------------
Notional amounts                $297        $374     $  671
=============================================================
At December 31, 1993
Continuing Operations           $ --        $ --     $   --
Discontinued Operations          614         712      1,326
- -------------------------------------------------------------
Notional amounts                $614        $712     $1,326
=============================================================

The $655 million decrease during 1994 in the total notional amount outstanding was due to the maturity of several agreements. The average remaining maturity of interest rate and currency exchange agreements was 1.5 years and 1.6 years at December 31, 1994 and 1993, respectively.

Of the total notional amount outstanding at year-end 1994, $422 million relates to interest rate swaps with rate and maturity characteristics set forth in the table below:

CONTRACTUAL MATURITIES OF INTEREST RATE SWAPS (in millions)

At December 31, 1994          Total   1995   1996  1997   1998   1999
- ---------------------------------------------------------------------
Fixed rate swaps
   (pay fixed):
Notional amount               $272    $ 87    $80    --    $50    $55
Wtd. avg. fixed
   rate paid                  8.83%   8.98%  8.73%   --   8.73%  8.87%

Floating rate swaps
   (pay floating):
Notional amount               $150    $150     --    --     --     --
Wtd. avg. fixed
   rate received              8.74%   8.74%    --    --     --     --
======================================================================

Under the majority of the swap agreements, the floating rate received or paid is based on the average 30-day commercial paper rate for the relevant period. This rate was 6.0% on December 31, 1994. The floating rate received or paid on the remaining agreements is based on six month LIBOR and is set on dates specified in the agreements. This rate was 7.0% on December 31, 1994.

The remaining $249 million notional amount outstanding at December 31, 1994 consists of a $25 million forward interest rate swap agreement, which is exercisable at the option of a counterparty, a $150 million interest rate floor agreement and a $74 million interest rate and currency swap.

At December 31, 1993, interest rate swap agreements in which Financial Services paid a fixed interest rate totalled $575 million and had a weighted average rate of 8.7% with an average remaining maturity of 1.3 years. In addition, those interest rate swap agreements in which Financial Services received a fixed interest rate totalled $430 million at December 31, 1993 and had a weighted average rate of 8.1% with an average remaining maturity of approximately 10 months.

The remaining $321 million notional amount outstanding at December 31, 1993 includes $80 million of forward interest rate exchange agreements, a $150 million interest rate floor agreement, $83 million of interest rate and currency exchange agreements and an $8 million basis swap agreement.

NOTE 11: OTHER CURRENT LIABILITIES

OTHER CURRENT LIABILITIES (in millions)

At December 31                                1994     1993
- -----------------------------------------------------------
Accrued employee compensation               $  198   $  262
Income taxes currently payable                 241      292
Accrued product warranty                        82       83
Accrued restructuring costs                    180      230
Liability for business dispositions            112      215
Accrued taxes, interest and insurance          270      257
Other                                          643      587
- -----------------------------------------------------------
Other current liabilities                   $1,726   $1,926
===========================================================


NOTE 12: LONG-TERM DEBT

LONG-TERM DEBT--CONTINUING OPERATIONS (in millions)

At December 31                                1994     1993
- -----------------------------------------------------------
Medium-term notes due through 2001          $   95   $   95
7-3/4% notes due 1996                          300      300
8-7/8% notes due 2001                          250      250
8-3/8% notes due 2002                          348      348
8-5/8% debentures due 2012                     273      273
6-7/8% notes due 2003                          275      275
7-7/8% debentures due 2023                     325      325
Other                                           37       28
- -----------------------------------------------------------
                                             1,903    1,894
Current maturities                             (17)      (9)
- -----------------------------------------------------------
Long-term debt                              $1,886   $1,885
===========================================================

At December 31, 1994, medium-term notes of Continuing Operations had interest rates ranging from 8.5% to 9.4%, with an average interest rate of 8.91% and an average remaining maturity of 3.5 years.

In September 1993, the Corporation issued $275 million of 6-7/8% notes due September 1, 2003 and $325 million of 7-7/8% debentures due September 1, 2023. These notes and debentures were offered at a discount and were issued under the Corporation's $1 billion shelf registration, of which $400 million was unused as of December 31, 1994.

LONG-TERM DEBT--DISCONTINUED OPERATIONS (in millions)

At December 31                                1994     1993
- -----------------------------------------------------------
Medium-term notes due through 2001           $ 424   $1,047
8-7/8% senior notes due 1995                   150      150
8-7/8% senior notes due 2014                   150      150
Other                                           74       74
- -----------------------------------------------------------
                                               798    1,421
Current maturities                            (230)    (774)
- -----------------------------------------------------------
Long-term debt                               $ 568   $  647
===========================================================

At December 31, 1994, medium-term notes of Discontinued Operations had interest rates ranging from 5.9% to 9.4%, with an average interest rate of 8.88% and an average remaining maturity of 2.4 years.

During 1994, $623 million of medium-term notes were repaid at maturity. In addition, all of the interest rate swaps associated with the Corporation's medium-term notes matured.

At December 31, 1994, $4 million of medium-term notes issued on a variable-rate basis had an interest rate of 7.08%, while $420 million of medium-term notes issued on a fixed-rate basis had a weighted average interest rate of 8.89%.

At December 31, 1993, $291 million of medium-term notes had been issued either on a variable-rate basis or swapped to a variable-rate basis. A total of $11 million of these notes were issued on a variable-rate basis with an interest rate of 3.85% on December 31, 1993. The remaining $280 million were issued on a fixed-rate basis with a weighted average interest rate of 7.71% and, through interest rate swap agreements, were converted to a floating-rate basis with a weighted average interest rate of 3.69% on December 31, 1993.

At December 31, 1993, $756 million of medium-term notes had been issued either on a fixed-rate basis or swapped to a fixed-rate basis. Approximately $706 million of these notes were issued on a fixed-rate basis with a weighted average interest rate of 8.86% on December 31, 1993. The remaining $50 million of these notes had been issued on a floating-rate basis with an interest rate of 4.3% and, through an interest rate swap agreement, were converted to a fixed-rate basis with an interest rate of 5.3% on December 31, 1993.

At December 31, 1993, the average interest rate, after the effects of the interest rate swap agreements, was 7.2%, and the average remaining maturity for all medium-term notes was 1.6 years.

At December 31, 1994 and 1993, all of the 8-7/8% senior notes due 1995 were subject to an interest rate swap agreement as well as an interest rate floor agreement. The net effect of these agreements reduced the effective interest rate on these notes to 7.4% for both years.

None of the Corporation's long-term debt outstanding at December 31, 1994 or 1993 may be redeemed prior to maturity.

The scheduled maturities of the Corporation's total long-term debt outstanding at December 31, 1994 for each of the next five years are as follows: 1995--$247 million; 1996--$588 million; 1997--$5 million; 1998--$156 million; and 1999--$47 million.

NOTE 13: OTHER NONCURRENT LIABILITIES

OTHER NONCURRENT LIABILITIES (in millions)

At December 31                                        1994       1993
- ---------------------------------------------------------------------
Postretirement benefits (note 4)                    $1,188     $1,189
Postemployment benefits (note 4)                        77         91
Pension liability (note 3)                           1,174      1,282
Accrued restructuring costs                              8        156
Liability for business dispositions                     75         --
Other                                                  685        735
- ---------------------------------------------------------------------
Other noncurrent liabilities                        $3,207     $3,453
=====================================================================

NOTE 14: SHAREHOLDERS' EQUITY

SHAREHOLDERS' EQUITY (in millions)

                                             1994      1993       1992
- ----------------------------------------------------------------------
Preferred stock:
Balance at January 1                      $     8   $     8    $    --
Series B preferred shares issued               --        --          8
Series C preferred shares issued                4        --         --
- ----------------------------------------------------------------------
Balance at December 31                    $    12   $     8    $     8
- ----------------------------------------------------------------------
Common stock:
Balance at December 31                    $   393   $   393    $   393
- ----------------------------------------------------------------------
Capital in excess of par value:
Balance at January 1                      $ 1,475   $ 1,523    $ 1,039
Redemption of common shares "rights"           --        --         (2)
Series B preferred shares issued               --        --        535
Series C preferred shares issued              501        --         --
Shares issued under various compensation
   and benefit plans                          (37)      (37)       (42)
Shares issued under dividend
   reinvestment plan                           (7)      (11)        (7)
- ----------------------------------------------------------------------
Balance at December 31                    $ 1,932   $ 1,475    $ 1,523
- ----------------------------------------------------------------------
Common stock held in treasury:
Balance at January 1                      $  (972)  $(1,102)   $(1,264)
Shares issued under various compensation
   and benefit plans                           87       104        136
Shares issued under dividend
   reinvestment plan                           15        26         26
- ----------------------------------------------------------------------
Balance at December 31                    $  (870)  $  (972)   $(1,102)
- ----------------------------------------------------------------------
Minimum pension liability adjustment:
Balance at January 1                      $(1,215)  $  (496)   $    --
Pension liability adjustments,
   net of deferred taxes (note 3)             253      (719)      (496)
- ----------------------------------------------------------------------
Balance at December 31                    $  (962)  $(1,215)   $  (496)
- ----------------------------------------------------------------------
Cumulative foreign currency
  translation adjustments:
Balance at January 1                      $   (45)  $   (20)   $    --
Currency translation activity                   7       (25)       (20)
- ----------------------------------------------------------------------
Balance at December 31                    $   (38)  $   (45)   $   (20)
- ----------------------------------------------------------------------
Retained earnings:
Balance at January 1                      $ 1,401   $ 1,917    $ 3,582
Net income (loss)                              77      (326)    (1,394)
Dividends paid                               (153)     (190)      (271)
- ----------------------------------------------------------------------
Balance at December 31                    $ 1,325   $ 1,401    $ 1,917
- ----------------------------------------------------------------------
Shareholders' equity                      $ 1,792   $ 1,045    $ 2,223
======================================================================

In March 1994, the Corporation sold, in a private placement, 36,000,000 depositary shares (the $1.30 Depositary Shares) at $14.44 per share. Each of the $1.30 Depositary Shares represents ownership of one-tenth of a share of the Corporation's $1.00 par value Series C Conversion Preferred Stock (Series C Preferred) and entitles the owner to all of the proportionate rights, preferences and privileges of the Series C Preferred. A total of 3,600,000 Series C Preferred shares were deposited.

The net proceeds to the Corporation, after commissions, fees and out-of-pocket expenses, totalled $505 million. As a result, the par value of Series C Preferred was established for $4 million, and capital in excess of par was increased by $501 million.

The annual dividend rate for each $1.30 Depositary Share is $1.30 (equivalent to $13.00 for each Series C Preferred), payable quarterly in arrears on the first day of March, June, September and December. Dividends are cumulative and must be declared by the Board of Directors to be payable. Payments commenced on June 1, 1994.

Each $1.30 Depositary Share will automatically convert into one share of common stock on June 1, 1997 unless called on May 30, 1997 by the Corporation or redeemed at any time prior to June 1 by the holder. If called by the Corporation, each $1.30 Depositary Share will convert into common stock at a rate between .885 and 1 share. If redeemed by the holder, each $1.30 Depositary Share will convert into .885 of a share of common stock. Conversion of the outstanding $1.30 Depositary Shares (and the Series C Preferred) will also occur upon certain mergers, consolidations or similar extraordinary transactions involving the Corporation or in connection with certain events, as described in the Offering Memorandum.

In June 1992, the Corporation sold 32,890,000 depositary shares (the $1.53 Depositary Shares) at $17.00 per share. Each of the $1.53 Depositary Shares represents ownership of one-quarter of a share of the Corporation's $1.00 par value Series B Conversion Preferred Stock (Series B Preferred) and entitles the owner to all of the proportionate rights, preferences and privileges of the Series B Preferred. A total of 8,222,500 Series B Preferred shares were deposited.

The net proceeds to the Corporation from the sale of the $1.53 Depositary Shares, after commissions, fees and out-of-pocket expenses, totalled $543 million. As a result, the par value of Series B Preferred was established for $8 million, and capital in excess of par value was increased by $535 million.

The annual dividend rate for each $1.53 Depositary Share is $1.53 (equivalent to $6.12 for each Series B Preferred), payable quarterly in arrears on the first day of March, June, September and December. Dividends are cumulative and must be declared by the Board of Directors to be payable. Payments commenced on September 1, 1992.

On September 1, 1995, each of the outstanding $1.53 Depositary Shares will automatically convert into (i) one share of common stock (equivalent to four shares for each Series B Preferred) subject to adjustment if certain events occur, and (ii) the right to receive in cash all accrued and unpaid dividends thereon, or, in certain circumstances, a number of shares of common stock equal to 110% of such cash amount divided by the market value of the common stock. Conversion of the outstanding $1.53 Depositary Shares (and the Series B Preferred) will also occur upon certain mergers, consolidations or similar extraordinary transactions involving the Corporation or in connection with certain other events, as described in the prospectus.

Prior to September 1, 1995, the Corporation may call the outstanding Series B Preferred (and thereby the $1.53 Depositary Shares) for redemption. Upon any such redemption, each owner of $1.53 Depositary Shares will receive, in exchange for each $1.53 Depositary Share, shares of common stock having a market value initially equal to $26.23 (equivalent to $104.92 for each Series B Preferred), declining by $.002095 (equivalent to $.008380 for each Series B Preferred) on each day following the date of issue of the Series B Preferred to $23.93 (equivalent to $95.72 for each Series B Preferred) on July 1, 1995, and equal to $23.80 (equivalent to $95.20 for each Series B Preferred) thereafter (the Call Price), plus an amount in cash equal to all proportionate accrued and unpaid dividends thereon.

At December 31, 1994 and 1993, 8,222,500 shares of Series B Preferred were issued and outstanding. At December 31, 1994, 3,600,000 shares of Series C Preferred were issued and outstanding.

COMMON SHARES (shares in thousands)

                                    Issued   In Treasury    Outstanding
- -----------------------------------------------------------------------
Balance at January 1, 1992         392,998     53,762        339,236
Shares issued for dividend
   reinvestment plan                   --      (1,113)         1,113
Shares issued for employee plans       --      (6,046)         6,046
Other                                  --         (47)            47
- -----------------------------------------------------------------------
Balance at December 31, 1992       392,998     46,556        346,442
Shares issued for dividend
   reinvestment plan                   --      (1,112)         1,112
Shares issued for employee plans       --      (4,540)         4,540
Other                                   82         --             82
- -----------------------------------------------------------------------
Balance at December 31, 1993       393,080     40,904        352,176
Shares issued for dividend
   reinvestment plan                   --        (621)           621
Shares issued for employee plans       --      (3,975)         3,975
Other                                  --         (20)            20
- -----------------------------------------------------------------------
Balance at December 31, 1994       393,080     36,288        356,792
=======================================================================

Earnings (loss) per common share is computed by dividing income, after deducting the preferred dividend requirements, by the weighted average number of common shares outstanding during the year plus the weighted average common stock equivalents. Common stock equivalents consist of shares subject to stock options, shares potentially issuable under deferred compensation programs and the Series B Preferred. For this computation, net income or loss was adjusted for the after-tax interest expense applicable to the deferred compensation programs.

For the calculation of primary and fully diluted earnings per share, the Series B Preferred are considered common stock equivalents at a rate of four Series B Preferred to one common share. The Series C Preferred are considered outstanding common stock at a rate of ten Series C Preferred to one common share.

When the Series B Preferred have an anti-dilutive effect on earnings per share, the related common stock equivalent shares are excluded from weighted average shares outstanding and the dividend requirement is deducted from net income in computing earnings available to common shareholders. During 1994 and 1993, the Series B Preferred shares were anti-dilutive for earnings per share calculations. During 1992, the Series B Preferred shares were dilutive for the earnings per share calculation in the second quarter, and anti-dilutive for the third and fourth quarters and for the full year.

In accordance with prevalent practice at the time of issuance, the Series C Preferred were treated as outstanding common stock for the calculation of earnings per share during 1994. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's 1994 per share results would have been a loss of $.02.

The weighted average number of common shares used for computing earnings or loss per share was 383,736,000 in 1994, 352,902,000 in 1993 and 346,103,000 in 1992.

NOTE 15: STOCK OPTIONS AND OTHER LONG-TERM INCENTIVE COMPENSATION AWARDS

The 1993, 1991 and 1984 Long-Term Incentive Plans provide for the granting of stock options and other performance awards to employees of the Corporation.

At December 31, 1994 and 1993, approximately 7.5 million and 4 million shares, respectively, had been authorized for awards under the 1993 Plan. Shares available for stock options and other awards under the 1993 Plan at December 31, 1994 and 1993 totalled 3,435,107 and 1,787,500, respectively. At December 31, 1994 and 1993, an aggregate of 22.2 million and 19.2 million shares, respectively, had been authorized for awarding under the 1991 and 1984 Plans. Shares available for stock options and other awards under the 1991 and 1984 Plans at December 31, 1994 and 1993 totalled 1,815,457 and 2,141,708, respectively.

The option price under the Plans may not be less than the fair market value of the shares on the grant date. The options were granted for terms of 10 years and generally become exercisable in whole or in part after the commencement of the second year of the term.

Generally, options outstanding under the 1984, 1991 and 1993 Plans, except those granted during 1994, were exercisable at December 31, 1994. Options granted during 1994 under the 1993 Plan will not be exercisable until 1995. Outstanding options have expiration dates ranging from 1995 through 2004.

STOCK OPTION INFORMATION (shares in thousands)

                                         1994    1993     1992
- --------------------------------------------------------------
Shares subject to option:
Balance at January 1                   16,082  11,675   10,227
Options granted                         5,079   5,230    1,821
Options exercised                         (24)    (67)    (262)
Options terminated                       (633)   (756)    (111)
- --------------------------------------------------------------
Balance at December 31                 20,504  16,082   11,675
- --------------------------------------------------------------
Weighted average option price
  in dollars:
At January 1                           $20.70  $22.81   $23.56
Options granted                         11.89   15.90    17.45
Options exercised                       10.40   12.37    14.94
Options terminated                      16.59   20.84    22.59
At December 31                          18.66   20.70    22.81
==============================================================

During 1994, 1993 and 1992, Equity Plus dollar grants totalling approximately $17 million for the 1992 to 1994 measurement period were granted to employees of the Corporation. Equity Plus dollar grants have the potential to increase in value through both financial performance and stock price appreciation. Payment of these grants is approved by a committee of the Board of Directors and is contingent on achieving performance targets over the measurement period. Certain of these grants were prorated or cancelled upon termination of employment. In February 1995, 154,300 shares of Westinghouse common stock and cash payments totalling $81,000 were issued to employees, and deferrals with future principal payments of $1,761,000 or 127,500 shares of Westinghouse common stock were made for these Equity Plus grants.

NOTE 16: CONTINGENT LIABILITIES AND COMMITMENTS

Uranium Settlements

The Corporation had previously provided for the estimated future costs for the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes assets required for certain settlement obligations and reserves for estimated future costs. The reserve balance at December 31, 1994, is deemed adequate considering all facts and circumstances known to management. The future obligations require providing the remainder of the fuel deliveries running through 2013 and the supply of equipment and services through approximately 1995. Variances from estimates which may occur are considered in determining if an adjustment of the liability is necessary.

Litigation

Philippines

In December 1988, a 15-count lawsuit was filed against the Corporation alleging bribery and other fraudulent conduct in connection with the construction of a nuclear power plant in the Philippines. Of the 15 claims, 14 were stayed pending arbitration before the International Chamber of Commerce (ICC). With respect to the remaining count alleging bribery, a jury verdict was rendered in favor of the Corporation on May 18, 1993, but is expected to be appealed. A similar finding was made by the ICC in 1991. Arbitration proceedings before the ICC on issues relating to the construction of the plant were concluded in October 1994, and the parties await a decision.

Steam Generators

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components of nuclear steam supply systems. Settlement agreements have been entered resolving six litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration, although an appeal has been filed in one of the cases. Four lawsuits are pending.

The Corporation is also a party to six tolling agreements with utilities or utility plant owners' groups. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussions.

Securities Class Actions--Financial Services

The Corporation is defending derivative and class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation and certain of its former subsidiaries in connection with charges to earnings of $975 million in 1990 and $1,680 million in 1991 and a public offering of Westinghouse common stock in 1991.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in each of the foregoing cases and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described above, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

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

PRP Sites

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named as a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at 54 sites. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes that the Corporation's total remaining probable costs for remediation of these sites as of December 31, 1994 are approximately $73 million, all of which has been accrued.

Bloomington Sites

The Corporation is a party to a 1985 Consent Decree relating to remediation of six sites in Bloomington, Indiana and has additional responsibility for two other sites in Bloomington. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law, to burn excavated material.

On February 8, 1994, the Consent Decree parties filed with the court a status report advising of the parties' intention to investigate alternatives. The Corporation believes it is probable that the Consent Decree will be modified to an alternate remedial action, which could include a combination of containment, treatment, remediation and monitoring. As a result, the Corporation estimates that its cost to implement the most reasonable and likely alternative would total approximately $70 million for the eight sites, all of which has been accrued. Approximately $18 million of this estimate represents the present value, assuming a 5% discount rate, of operating and maintenance costs which will be incurred over an approximate 30-year period. The undiscounted cost of operating and maintenance expenditures approximates $46 million. The remaining portion of the $70 million estimate represents site construction and other related costs and is valued as of the year of expenditure. Other alternatives, while considered less likely, could cause such costs to be as much as $125 million.

The parties recognize that at the end of the process, they may conclude that the remedy currently provided in the Consent Decree is the most appropriate. The parties also recognize that the Consent Decree shall remain in full force during this process.

Other

The Corporation is involved with several administrative actions alleging violations of federal, state or local environmental regulations. For these matters the Corporation has estimated its remaining reasonably possible costs and determined them to be insignificant.

The Corporation currently manages under contract several government-owned facilities, which among other things are engaged in the remediation of hazardous and nuclear wastes. To date, under the terms of the contracts, the Corporation is not responsible for costs associated with environmental liabilities, including environmental cleanup costs, except under certain circumstances associated with negligence and willful misconduct. There are currently no known claims for which the Corporation believes it is responsible. In 1994, the U.S. Department of Energy (DOE) announced its intention to renegotiate its existing contracts for maintenance and operation of DOE facilities to further address environmental issues.

The Corporation has or will have responsibilities for environmental closure activities, such as dismantling incinerators or decommissioning nuclear licensed sites. The Corporation has estimated the total potential cost to be incurred for these actions to be approximately $112 million, of which $40 million had been accrued at December 31, 1994. The Corporation's policy is to accrue these costs over the estimated life of the individual facilities, which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $5 million.

As part of the agreements for the sales of certain of its businesses or sites, the Corporation has agreed to assume obligations for remediation as a result of contamination caused during the Corporation's operation of the sites. The Corporation has provided for all known environmental liabilities related to these agreements.

Capital expenditures related to environmental remediation activities in 1994 and 1993 totalled $12 million and $5 million, respectively. Operating expenses which are recurring and associated with managing hazardous substances and pollution in ongoing operations in 1994 and 1993 totalled $25 million and $17 million, respectively.

Management believes that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.

Insurance Recoveries

The Corporation has filed actions against over 100 of its insurance carriers seeking recovery for environmental, product and property damage liabilities, and certain other matters. The Corporation has settled with several of these carriers and has received recoveries related to these actions. Amounts received to date generally have been applied to cover obligations assumed through the settlements or litigation costs. The Corporation has not accrued for any future insurance recoveries.

Financing Commitments

Discontinued Operations

Financial Services commitments with off-balance-sheet credit risk represent financing commitments to provide funds, including loan or investment commitments, guarantees, standby letters of credit and standby commitments, generally in exchange for fees. The remaining commitments have fixed expiration dates from 1995 through 2002.

At December 31, 1994, Financial Services commitments with off-balance-sheet credit risk totalled $80 million, compared to $111 million at year-end 1993. Of the $80 million of commitments at December 31, 1994, $71 million were guarantees, credit enhancements and other standby agreements and $9 million were commitments to extend credit. Of the $111 million of commitments at year-end 1993, $90 million were guarantees, credit enhancements and other standby agreements and $21 million were commitments to extend credit. Management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.

Continuing Operations

WCI Communities, Inc. (WCI) was contingently liable at December 31, 1994 under guarantees for $55 million of sewer and water district borrowings. The proceeds of the borrowings were used for sewer and water improvements on residential and commercial real estate projects of WCI. Management expects these borrowings to be repaid as the projects are completed and sold, and the guarantees for such borrowings to expire unfunded.

In the ordinary course of business, standby letters of credit are issued by commercial banks on behalf of the Corporation related to performance obligations primarily under contracts with customers.

Other Commitments

The Corporation's other commitments consisting primarily of those for the purchase of plant and equipment totalled approximately $46 million at December 31, 1994.

NOTE 17: LEASES

The Corporation has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Rental expense for Continuing Operations in 1994, 1993 and 1992 was $182 million, $220 million and $225 million, respectively. These amounts include immaterial amounts for contingent rentals. Rental expense for 1994 included $18 million of sublease income, which was not material in 1993 or 1992.

MINIMUM RENTAL PAYMENTS--CONTINUING OPERATIONS (in millions)

At December 31                                         1994
- -----------------------------------------------------------
1995                                                 $  148
1996                                                    130
1997                                                    116
1998                                                    104
1999                                                     95
Subsequent years                                        797
- -----------------------------------------------------------
Minimum rental payments                              $1,390
===========================================================

NOTE 18: OTHER INCOME AND EXPENSES, NET

OTHER INCOME AND EXPENSES, NET (in millions)

Year ended December 31                        1994    1993     1992
- -------------------------------------------------------------------
Interest on securities                       $  15   $  17     $ 18
Miscellaneous interest income                    2       7       10
Gain (loss) on disposition of other assets      25      15      (17)
Operating results--nonconsolidated
   affiliates                                   (5)     (7)      (2)
Foreign currency transaction and
   high-inflation translation effect            (5)      5       (6)
Estimated loss on disposition of
   non-strategic businesses                    (17)   (195)      --
Pension settlement loss                       (308)     --       --
Other                                            8      (7)     (21)
- -------------------------------------------------------------------
Other income and expenses, net               $(285)  $(165)    $(18)
===================================================================

The Corporation recognized a pension settlement loss of $308 million during the fourth quarter of 1994. This noncash charge to income represents the pro-rata portion of unrecognized losses associated with the pension obligation that was settled. See note 3 to the financial statements.

The gain on disposition of other assets for the year ended December 31, 1994 includes a gain of $32 million from the sale of two Sacramento radio stations and a gain of $10 million from the sale of an investment in a shopping center development joint venture at WCI. The 1993 gain on disposition of other assets includes a gain of $21 million on the sale of an equity participation in a production company. See note 19 to the financial statements.

The expected losses on disposition of non-strategic businesses of $17 million and $195 million were recorded for the years ended December 31, 1994 and 1993, respectively, to reflect the Corporation's announced plan to dispose of these businesses. All items in the other category are less than $10 million each.

NOTE 19: RESTRUCTURING, MERGERS, ACQUISITIONS AND DIVESTITURES

Restructuring of Operations

An overview of the Corporation's recent restructuring actions follows:

Restructuring of Operations--1993 Initiative

Shortly after joining the Corporation in June 1993, Chairman and Chief Executive Officer Michael Jordan initiated an extensive review by management of all of the Corporation's businesses. As a result of this review, management developed a plan to restructure its continuing businesses to improve productivity and operating performance. This plan was expected to result in the reduction of approximately 6,000 employees over the subsequent two years; approximately 2,600 through normal attrition and 3,400 through involuntary separations.

Generally, separated employees receive benefits under the Corporation's Employee Security and Protection (ES&P) Plan, including permanent job separation benefits, retraining and outplacement assistance. The amount included for these benefits in the restructuring charge represents the incremental cost of such benefits over those amounts previously accrued under SFAS No. 112.

The 1993 restructuring initiative involved substantially all of the Corporation's continuing businesses. For segment reporting purposes, a $104 million charge for corporate restructuring was allocated to the operating business segments. See note 20 to the financial statements. A summary of restructuring charges by business segment follows:

RESTRUCTURING COSTS--1993 INITIATIVE (dollars in millions)

                            No. of Involuntary        Business
Business Segment                Separations        Segment Charge
- -----------------------------------------------------------------
Broadcasting                         68                $ 12
Electronic Systems                  971                 137
Government &
   Environmental Services            76                  12
Energy Systems                      483                  45
Power Generation                  1,312                 126
The Knoll Group                      27                   9
WCI Communities, Inc.                56                   4
Other Businesses                     76                   5
Corporate and Other                 284                 --
- -----------------------------------------------------------------
Total                             3,353                $350
=================================================================

Expenditures based on the Corporation's current estimates are expected to total $228 million for incremental employee separation and related costs, $68 million for asset writedowns and $54 million for facility closure and rationalization costs.

Employee costs primarily include severance, outplacement services and pension curtailment costs. The workforce reductions result primarily from the closing or consolidation of certain production facilities and the consolidation, centralization or redesign of administrative support functions.

Asset writedowns are also attributable to management's plans to exit certain projects or to reengineer processes. Certain assets that are considered to be redundant or no longer required due to a process change or exit strategy have been written down to their net realizable value.

Facility closure and rationalization costs include costs expected to be incurred from the consolidation of manufacturing facilities or product lines and closing of support offices.

Through December 31, 1994, employee reductions as a result of implementing the 1993 restructuring initiative totalled 3,181. Completion of the remaining involuntary separations is expected in 1995.

The following table is a reconciliation of accrued restructuring costs related to the 1993 initiative for the year ended December 31, 1994:

ACCRUED RESTRUCTURING COSTS--1993 INITIATIVE (in millions)
- -----------------------------------------------------------
Balance at December 31, 1993                           $350
Separation costs                                       (171)
Pension curtailment costs                               (22)
Asset writedowns                                        (58)
Facility closure/rationalization                        (18)
- -----------------------------------------------------------
Balance at December 31, 1994                           $ 81
===========================================================

Restructuring of Operations--1994 Initiative

During the fourth quarter of 1994, management approved additional restructuring projects totalling $113 million primarily for costs associated with approximately 1,200 additional employee separations. Certain amounts accrued for restructuring in 1992 and miscellaneous adjustments were applied to these program costs to reduce the required restructuring charge to $71 million. At December 31, 1994, 534 employee separations were completed. While the remainder of the employees generally were notified of the pending actions, completion of the separations is not expected until the first half of 1995. Separated employees generally receive benefits under the Corporation's ES&P Plan. The following table presents the restructuring charges related to each business segment:

RESTRUCTURING COSTS--1994 INITIATIVE (dollars in millions)

                                     No. of Involuntary      Employee          Asset     Facility Closure &
Business Segment                         Separations     Separation Costs   Writedowns  Rationalization Costs  Adjustments    Total
- -----------------------------------------------------------------------------------------------------------------------------------
Broadcasting                                 --                $--             $--             $--               $ (2)       $ (2)
Electronic Systems                           65                  6              --              --                  5          11
Government & Environmental Services          57                  2               2              --                 --           4
Energy Systems                              400                 26              --              --                 --          26
Power Generation                             --                 --              --              --                 (5)         (5)
The Knoll Group                             595                 25              30              11                (26)         40
WCI Communities, Inc.                        --                 --              --              --                 (3)         (3)
Corporate and Other                          77                 11              --              --                (11)         --
- -----------------------------------------------------------------------------------------------------------------------------------
Total                                     1,194                $70             $32             $11               $(42)        $71
===================================================================================================================================

The asset writedowns and facility closure costs related to the 1994 initiative are specifically associated with exiting certain product lines and facilities.

Adjustments in the table above include amounts that were redeployed from the 1992 restructuring program and minor modifications of the 1993 restructuring costs based on actual spending to date and estimated remaining costs under those programs.

Mergers, Acquisitions and Divestitures

In December 1994, the Corporation filed a Schedule 13D with the Securities and Exchange Commission wherein it announced its intention to consider the sale of the Corporation's 62% ownership interest in MICROS Systems, Inc. (MICROS), which is included in the Corporation's Electronic Systems segment. MICROS had sales for the year ended December 31, 1994 of approximately $100 million.

In August 1994, the Corporation signed a letter of intent to sell Aptus, Inc., an environmental services subsidiary, for a combination of cash and securities.

In July 1994, Westinghouse Broadcasting Company (Group W) and CBS, Inc. (CBS) announced an agreement to enter into a comprehensive strategic alliance that would establish long-term station affiliations between CBS and all of Group W's television stations; form new, jointly held entities that would expand both companies' distribution and programming capabilities nationwide; and merge their advertising sales representation operations. The agreement is subject to the execution of definitive documentation and approval by the Federal Communications Commission.

In June 1994, the Corporation sold its 40% interest in a shopping center development joint venture for net proceeds of $13 million, resulting in a gain of $10 million.

In May 1994, the Corporation acquired the Norden Unit of United Technologies Corporation. Norden manufactures airborne and shipboard radar systems, air traffic control systems, and surveillance and intelligence management systems for underseas applications.

In connection with its announced plan to dispose of certain non-strategic businesses, during 1994 the Corporation completed the sales of Gladwin Corporation and Controlmatic.

In January 1994, the Corporation sold its KFBK-AM and KGBY-FM radio stations located in Sacramento, California, for net proceeds of $48 million, resulting in a gain of $32 million.


NOTE 20: SEGMENT INFORMATION

Westinghouse is a diversified, global, technology-based corporation operating in the principal business arenas of television and radio broadcasting, defense electronics, environmental services, transport refrigeration and the electric utility markets. The Corporation's continuing businesses are aligned for reporting purposes into the following eight segments: Broadcasting, Electronic Systems, Government & Environmental Services, Thermo King, Energy Systems, Power Generation, Knoll and WCI. Results of international manufacturing entities, export sales and foreign licensee income are included in the financial information of the segment that has operating responsibility.

Broadcasting provides a variety of communications services consisting primarily of commercial broadcasting, program production and distribution. It sells advertising time to radio, television and cable advertisers through national and local sales organizations. Broadcasting currently owns and operates five network affiliated television broadcasting stations and 16 radio stations. Broadcasting also provides programming and distribution services to the cable television industry. Group W Satellite Communications (GWSC) provides sports programming and the marketing and advertising for two country music entertainment channels. Westinghouse Communications, which is included in GWSC, provides a comprehensive range of telecommunications services to business and industry.

The Electronic Systems segment is a world leader in the research, development, production and support of advanced electronic systems for the Department of Defense (DoD), Federal Aviation Administration, other government agencies and U.S. allies. Products include surveillance and fire control radars, command and control systems, electronic countermeasures equipment, electro- optical systems, spaceborne sensors, missile launching and handling equipment, anti-submarine warfare and communications equipment. The group also engages in related non-DoD markets such as air traffic control, security and information systems.

The Government & Environmental Services segment combines the Corporation's toxic, hazardous and radioactive waste services, the management and operation of several government-owned facilities and the U.S. naval nuclear reactors program.

Thermo King is a leading supplier of mobile temperature control equipment for trucks, trailers and seagoing containers, as well as air conditioning for buses and rail cars.

The Energy Systems segment serves the worldwide nuclear energy market and is a leader in designing, manufacturing and servicing nuclear power plants. Energy Systems is also a leading supplier of reload nuclear fuel and distributed control systems.

The Power Generation segment designs, manufactures and services steam and combustion turbine generators. In addition to serving the regulated electric utility industry, Power Generation also supplies, services and operates power plants for independent power producers and other non-utility customers worldwide.

Knoll designs, manufactures and distributes office furniture to an expanding global market.

WCI develops land into master-planned luxury communities primarily in Florida and California.

Other Businesses segment is a diverse group of businesses providing a wide range of goods and services to wholesale, industrial, utility and governmental customers. These businesses are deemed to be non-strategic and are expected to be sold.

The Corporate and Other segment includes corporate activities that are managed for the benefit of the entire Corporation.

Segment sales of products and services include products that are transferred between segments generally at inventory cost plus a margin. Segment operating profit or loss consists of sales of products and services less segment operating expenses which include costs of products and services, marketing, administrative and general expenses, depreciation and amortization, and restructuring costs.

In 1994, a $71 million charge, net of adjustments, was recorded in the fourth quarter for restructuring. Prior to this provision, operating profit totalled $201 million for Broadcasting, $176 million for Electronic Systems, $62 million for Government & Environmental Services, $33 million for Energy Systems, $105 million for Power Generation, $65 million for WCI and a loss of $27 million for Knoll.

In 1993, a $750 million charge was recorded in the fourth quarter for restructuring and other actions of which $555 million was charged to operating profit. Prior to that provision, operating profit totalled $157 million for Broadcasting, $220 million for Electronic Systems, $65 million for Government & Environmental Services, $111 million for Energy Systems, $103 million for Power Generation, $65 million for WCI and losses of $30 million for Knoll, $59 million for Other Businesses and $40 million for Corporate and Other.

In 1992, a $36 million charge was recorded in Continuing Operations for corporate restructuring related to the previous strategy to sell Knoll and WCI. Prior to that charge, the operating loss for Knoll was $14 million and the operating profit for WCI was $97 million.

SALES OF PRODUCTS AND SERVICES AND SEGMENT OPERATING PROFIT FROM CONTINUING OPERATIONS (in millions)

                                             Sales of Products and Services                   Segment Operating Profit (Loss)
- -----------------------------------------------------------------------------------------------------------------------------
Year ended December 31                      1994          1993          1992                 1994          1993          1992
                                          ----------------------------------                 --------------------------------
Broadcasting                              $  870        $  812        $  814                 $203         $ 145          $165
Electronic Systems                         2,467         2,597         2,855                  165            83           225
Government & Environmental Services          389           338           370                   58            33           100
Thermo King                                  877           719           705                  130           109           103
Energy Systems                             1,235         1,314         1,325                    7           (59)          116
Power Generation                           1,715         1,787         1,856                  110           (23)          121
The Knoll Group                              567           510           578                  (67)          (39)          (40)
WCI Communities, Inc.                        248           253           235                   68            61            87
Other Businesses                             497           544           564                  (27)          (64)          (14)
Corporate and Other                          148           164           139                  (28)         (100)          (70)
Intersegment Sales                          (165)         (163)         (190)                  --            --            --
- -----------------------------------------------------------------------------------------------------------------------------
Total                                     $8,848        $8,875        $9,251                 $619         $ 146          $793
=============================================================================================================================

OTHER FINANCIAL INFORMATION (in millions)

                                             Identifiable Assets        Depreciation and Amortization      Capital Expenditures
- --------------------------------------------------------------------------------------------------------------------------------
At and for the year ended December 31      1994     1993     1992          1994     1993     1992         1994     1993     1992
                                        -------------------------          -----------------------        ----------------------
Broadcasting                            $   811  $   808  $   865          $ 35     $ 35     $ 34         $ 38     $ 25     $ 24
Electronic Systems                        1,323    1,405    1,355            84       76       79           56       44       67
Government & Environmental Services         472      456      433            23       18       12           23       24       27
Thermo King                                 351      297      281            13       12       12           19       15       10
Energy Systems                              884      821      924            49       50       51           42       44       40
Power Generation                          1,258    1,168      985            46       46       43           51       37       41
The Knoll Group                             639      630      656            28       30       30           21       19       28
WCI Communities, Inc.                       718      761      725             2        1        1            2        1        2
Other Businesses                            282      391      385            11       16       14            4       25       13
Corporate and Other                       3,886    3,816    3,236            29       27       25            3        3        7
- --------------------------------------------------------------------------------------------------------------------------------
Continuing Operations                    10,624   10,553    9,845          $320     $311     $301         $259     $237     $259
- --------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations                   1,797    4,495    8,625
- -----------------------------------------------------------------
Total                                   $12,421  $15,048  $18,470
=================================================================


Assets not identified to segments in the table above principally include cash and marketable securities, deferred income taxes, prepaid pension cost and the intangible pension asset.

Included in income from Continuing Operations is income of subsidiaries located outside the U.S. These subsidiaries reported losses of $10 million in 1994, $21 million in 1993 and income of $32 million in 1992. Subsidiaries located outside the U.S. comprised 5% of total assets of Continuing Operations in 1994, 6% in 1993 and 5% in 1992. Subsidiaries located outside the U.S. comprised 4% of total liabilities of Continuing Operations in 1994 and 2% in 1993 and 1992.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA (in millions)

At and for the year ended December 31                  1994      1993     1992
- ------------------------------------------------------------------------------
Sales of products and services from
   Continuing Operations:
   U.S.                                             $ 7,875   $ 7,928   $8,218
   Outside the U.S.                                     973       947    1,033
- ------------------------------------------------------------------------------
Sales of products and services                      $ 8,848   $ 8,875   $9,251
- ------------------------------------------------------------------------------
Operating profit (loss) from
   Continuing Operations:
   U.S.                                             $   590   $   154   $  719
   Outside the U.S.                                      29        (8)      74
- ------------------------------------------------------------------------------
Operating profit                                    $   619   $   146   $  793
- ------------------------------------------------------------------------------
Segment identifiable assets of
   Continuing Operations:
   U.S.                                             $10,040   $ 9,969   $9,354
   Outside the U.S.                                     584       584      491
- ------------------------------------------------------------------------------
Segment identifiable assets                         $10,624   $10,553   $9,845
==============================================================================

The Corporation sells products manufactured domestically to customers throughout the world using domestic divisions and subsidiaries doing business primarily outside the U.S. Generally, products manufactured outside the U.S. are sold outside the U.S.

SALES FROM PRODUCTS AND SERVICES SOLD OUTSIDE THE U.S. FROM CONTINUING OPERATIONS (in millions)

Year ended December 31          1994           1993           1992
- ----------------------------------------------------------------------
                                    % of           % of           % of
                           Amount  Sales   Amount Sales  Amount  Sales
                          --------------  -------------  -------------
Subsidiaries outside the U.S.:
Europe, Africa,
   Middle East            $  564    6.4%  $  618   7.0%  $  685   7.4%
Canada                       300    3.4%     261   2.9%     281   3.0%
All other                    109    1.2%      68   0.8%      67   0.7%
- ----------------------------------------------------------------------
Total                     $  973   11.0%  $  947  10.7%  $1,033  11.1%
======================================================================

U.S. exports:
Europe, Africa,
   Middle East            $  646    7.3%  $  538   6.1%  $  667   7.2%
Asia-Pacific                 732    8.3%     429   4.8%     525   5.7%
All other                    235    2.6%     371   4.2%     175   1.9%
- ----------------------------------------------------------------------
Total                     $1,613   18.2%  $1,338  15.1%  $1,367  14.8%
======================================================================

The largest single customer of the Corporation is the U.S. government and its agencies, whose purchases accounted for 26% of sales of products and services from Continuing Operations during 1994 and 30% in 1993 and 1992. Of the 1994 purchases, 81% were from the Electronic Systems segment. No other customer made purchases totalling 10% or more of sales of products and services.

RESEARCH AND DEVELOPMENT FROM CONTINUING OPERATIONS
(in millions)

Year ended December 31                1994    1993     1992
- -----------------------------------------------------------
Westinghouse-sponsored:
   Electronic Systems                 $ 80    $100     $ 96
   Energy Systems                       21      19       25
   Power Generation                     45      40       33
   Other                                16      14        8

Customer-sponsored:
   Electronic Systems                  481     494      501
   Energy Systems                       41      47       68
   Power Generation                      6       5        2
   Other                                52      50       45
- -----------------------------------------------------------
Total research and development
   expenditures                       $742    $769     $778
===========================================================


NOTE 21: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Corporation using the best available market information and appropriate valuation methodologies. However, considerable judgment was necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange or the value that ultimately will be realized by the Corporation upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," comparability of fair values among entities may not be meaningful. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS--CONTINUING OPERATIONS
(in millions)

At December 31                        1994                  1993
- ------------------------------------------------------------------------
                                         Estimated             Estimated
                               Carrying     Fair      Carrying    Fair
                                Amount      Value      Amount     Value
                               --------------------   ------------------
Assets:
Cash and cash equivalents      $  338     $  338      $  637     $  637
Noncurrent customer and
   other receivables              147        132         206        183
- -----------------------------------------------------------------------
Liabilities:
Short-term debt                   662        662         662        662
Current maturities of
   long-term debt                  17         17           9          9
Long-term debt                  1,886      1,721       1,885      1,888
- -----------------------------------------------------------------------
Off-balance-sheet financial
   instruments--gains (losses):
Interest rate swap
   agreements                      --         (4)         --         --
Financial guarantees               --         --          --         (2)
Foreign currency
   exchange contracts              --         (6)         --         --
========================================================================

FAIR VALUE OF FINANCIAL INSTRUMENTS--DISCONTINUED OPERATIONS
(in millions)

At December 31                       1994                  1993
- ------------------------------------------------------------------------
                                         Estimated             Estimated
                               Carrying     Fair    Carrying     Fair
                                Amount      Value    Amount      Value
                               ------------------   --------------------
Assets:
Cash and cash equivalents       $  6       $  6     $  611     $  611
Portfolio investments:
Real estate                      297        326        235        235
Corporate                          9          1        118        118
- ---------------------------------------------------------------------
Liabilities:
Short-term debt                  374        374      2,373      2,373
Current maturities of
   long-term debt                230        228        774        789
Long-term debt                   568        649        647        753
- ---------------------------------------------------------------------
Off-balance-sheet financial
  instruments--gains (losses):
Interest rate and currency
  exchange agreements :
  Unrealized gains               --          82         --         82
  Unrealized losses              --          (5)        --        (50)
Financing commitments            --          --         --         --
=====================================================================

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

Portfolio Investments

At December 31, 1994, the fair value of portfolio investments, which are primarily real estate investments, was determined using financial information prepared by independent third parties, discounted cash flow projections, financial statements for investee companies and letters of intent or other asset sale agreements.

At December 31, 1993, the fair value of portfolio investments was determined as follows:

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

Short-term Debt

The carrying amount of the Corporation's borrowings under the revolving credit facilities and other arrangements approximate fair value.

Long-term Debt

The fair value of long-term debt has been estimated using quoted market prices or discounted cash flow methods based on the Corporation's current borrowing rates for similar types of borrowing arrangements with comparable terms and maturities.

Interest Rate and Currency Exchange Agreements

The fair value of interest rate and currency exchange agreements is the amount that the Corporation would receive or pay to terminate the agreements, based on quoted market prices or discounted cash flow methods, considering current interest rates, currency exchange rates and remaining maturities.

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

Foreign Currency Exchange Contracts

The fair value of foreign exchange contracts is based on quoted market prices to terminate the contracts.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      1994 Quarter Ended                              1993 Quarter Ended
- ------------------------------------------------------------------------------------------------------------------------------------
(in millions except per share amounts)      Dec. 31   Sept. 30    June 30    March 31       Dec. 31   Sept. 30    June 30   March 31
                                            -----------------------------------------       ----------------------------------------
Sales of products and services              $2,768     $2,229     $2,108      $1,743        $2,641     $2,060     $2,154     $2,020
Gross profit                                   760        525        540         394           644        481        552        468
Income (loss) from Continuing Operations      (107)        73         75          36          (383)        65         84         59
Income (loss) from Discontinued Operations     --          --         --          --           (95)        --         --         --
Cumulative effect of changes in
   accounting principles                       --          --         --          --            --         --         --        (56)
Net income (loss)                             (107)        73         75          36          (478)        65         84          3
Per share of common stock:
   Income (loss) from Continuing Operations   (.30)       .15        .16         .07         (1.11)       .15        .20        .14
   Income (loss) from
     Discontinued Operations                   --          --         --          --          (.27)        --         --         --
   Cumulative effect of changes in
     accounting principles                     --          --         --          --            --         --         --       (.16)
   Net income (loss)                          (.30)       .15        .16         .07         (1.38)       .15        .20       (.02)
   Dividends paid                              .05        .05        .05         .05           .10        .10        .10        .10
New York Stock Exchange market
   price per share:
     High                                   14-5/8     14-3/8     13-1/4      15-1/4        14-5/8     17-1/8     16-3/8     15-3/4
     Low                                    11-3/4     11-1/2     10-7/8      11-1/2        12-7/8     12-3/4         14         13
====================================================================================================================================

FIVE-YEAR SUMMARY

SELECTED FINANCIAL AND STATISTICAL DATA (UNAUDITED) (in millions except per share amounts)

                                                        1994            1993            1992            1991              1990
- -------------------------------------------------------------------------------------------------------------------------------
Sales of products and services                       $ 8,848          $ 8,875         $ 9,251         $ 9,409           $ 9,198
Other income and expenses, net                          (285)            (165)            (18)            (19)              157
Interest expense                                        (177)            (217)           (225)           (231)             (221)
Income (loss) from Continuing Operations
   before income taxes                                   157             (236)            550             496             1,114
   Income taxes                                          (71)              70            (187)           (159)             (307)
   Income (loss) from Continuing Operations               77             (175)            357             335               804
   Income (loss) from Discontinued Operations             --              (95)         (1,413)         (1,421)             (536)
   Cumulative effect of changes in
   accounting principles (1)                              --              (56)           (338)             --                --
Net income (loss)                                         77             (326)         (1,394)         (1,086)              268
- -------------------------------------------------------------------------------------------------------------------------------
Income (loss) from Continuing
   Operations as a percentage of sales                    .9%            (2.0)%           3.9%            3.6%              8.7%
- -------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
   Continuing Operations                             $   .07          $  (.64)        $   .95         $  1.07           $  2.74
   Discontinued Operations                                --             (.27)          (4.08)          (4.53)            (1.83)
   Cumulative effect of changes in
     accounting principles (1)                            --             (.16)           (.98)             --                --
   Earnings (loss) per common share                      .07            (1.07)          (4.11)          (3.46)              .91
Dividends per common share                               .20              .40             .72            1.40              1.35
- -------------------------------------------------------------------------------------------------------------------------------
Total assets--Continuing Operations                  $10,624          $10,553         $ 9,845         $ 9,414           $ 9,321
Total assets--Discontinued Operations                  1,797            4,495           8,625          10,403            12,268
Total assets                                          12,421           15,048          18,470          19,817            21,589
Long-term debt--Continuing Operations                  1,886            1,885           1,341           1,275               916
Long-term debt--Discontinued Operations                  568              647           1,602           2,459             5,116
Shareholders' equity                                   1,792            1,045           2,223           3,750             3,895
- -------------------------------------------------------------------------------------------------------------------------------
Average common and common equivalent
   shares outstanding                            383,736,249      352,901,670     346,103,408     313,984,242       293,591,984
   Market price range per share              $15-1/4--10-7/8  $17-1/8--12-3/4  $20-7/8--9-3/4     $31--13-3/4   $39-3/8--24-1/4
   Common shareholders at year end                   125,376          125,806         127,559         120,833           101,157
Average number of employees                           84,399          103,063         109,050         113,664           115,774
===============================================================================================================================

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

(A)(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule for Westinghouse Electric Corporation and the Report of Independent Accountants thereon are included in
Part IV of this report:

                                                                                   PAGE
                                                                                   -----
    Reports of Independent Accountants on Financial Statement Schedules             55
    For the three years ended December 31, 1994:
    Schedule VIII -- Valuation and Qualifying Accounts                              56

     Other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(A) EXHIBITS

    (3)    Articles of Incorporation and Bylaws
           (a)   The Restated Articles of the Corporation are incorporated herein by reference to Exhibit 3(b) to Form 10-Q for the quarter ended March 31, 1994.
           (b)   Amendments to the Bylaws of the Corporation.
           (c)   The Bylaws of the Corporation, as amended to January 25, 1995.

    (4)    Rights of Security Holders
                 Except as set forth below, there are no instruments with respect to long-term debt of the Corporation that involve securities authorized thereunder exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
           (a)   Form of Senior Indenture, dated as of November 1, 1990, between the
                 Corporation and Citibank, N.A. is incorporated herein by reference to
                 Exhibit 4.1 to the Corporation's Registration Statement No. 33-41417.
   (10)    Material Contracts
           (a*)  The Annual Performance Plan is incorporated herein by reference to Exhibit
                 10(a) to Form 10-K/A for the year ended December 31, 1992.
           (b*)  The 1993 Long-Term Incentive Plan is incorporated herein by reference to
                 Exhibit 10(b) to Form 10-K for the year ended December 31, 1993.
           (c*)  The 1984 Long-Term Incentive Plan as amended is incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1993.
           (d*)  The Westinghouse Executive Pension Plan, as amended.
           (e*)  The Deferred Stock and Compensation Plan for Directors is incorporated herein by reference to Exhibit 10(i) to Form 10-K/A for the year ended
                 December 31, 1992.
           (f*)  The Advisory Director's Plan is incorporated herein by reference to Exhibit
                 10(k) to Form 10-K for the year ended December 31, 1989.
           (g)   The Directors Charitable Giving Program.
           (h*)  The 1991 Long-Term Incentive Plan, as amended.
           (i*)  Employment Agreement between the Corporation and Michael H. Jordan is hereby incorporated by reference to Exhibit 10 to the Corporation's Form 8-K, dated
                 September 1, 1993.
           (j*)  Employment Agreement between the Corporation and Fredric G. Reynolds.
           (k)   364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994 among the Corporation as borrower, the Co-Agents and
                 Lenders named therein, and Chemical Bank as Administrative Agent is incorporated herein by reference to Exhibit 10(r) to Form 10-Q for the quarter ended June 30, 1994.
           (l)   Three Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994 among the Corporation as borrower, the Co-Agents and
                 Lenders named therein, and Chemical Bank as Administrative Agent is incorporated herein by reference to Exhibit 10(s) to Form 10-Q for the quarter ended June 30, 1994.

* Identifies management contract or compensatory plan or arrangement.

   (11)      Computation of Per Share Earnings
   (12)(a)   Computation of Ratio of Earnings to Fixed Charges
   (12)(b)   Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
             Dividends
   (21)      Subsidiaries of the Registrant
   (23)      Consent of Independent Accountants
   (24)      Powers of Attorney and Extract of Resolution of Board of Directors
   (27)      Financial Data Schedule

(B) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1994.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Westinghouse Electric Corporation

     Our audits of the consolidated financial statements referred to in our report dated January 31, 1995 appearing on page 26 of this Form 10-K of Westinghouse Electric Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
January 31, 1995

                                                                   SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                        1994     1993     1992
                                                                        ----     ----     ----
                                                                            (IN MILLIONS)
Customer receivables from Continuing Operations--allowance for doubtful accounts--
     Balance at beginning of year....................................   $ 54     $ 50     $ 58
     Charged to costs and expenses...................................     13       14       20
     Charged to the allowance........................................    (10)     (11)     (20)
     Other...........................................................      2        1       (8)
                                                                        ----     ----     ----
          Balance at end of year(a)..................................   $ 59     $ 54     $ 50
                                                                        ====     ====     ====
Deferred income taxes -- valuation allowance:
     Balance at beginning of year....................................   $ 90     $ 94     $104
     Charged (credited) to costs and expenses........................     11       (4)     (10)
                                                                        ----     ----     ----
          Balance at end of year.....................................   $101     $ 90     $ 94
                                                                        ====     ====     ====

- ---------

(a) at December 31, 1994, 1993 and 1992, all amounts were classified as current.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 1995.

                                        WESTINGHOUSE ELECTRIC CORPORATION

                                        By:   /s/ Fredric G. Reynolds
                                            --------------------------------
                                                  Fredric G. Reynolds
                                              Executive Vice President and
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature and Title
           -------------------
Frank C. Carlucci, Director
Gary M. Clark, President and Director
George H. Conrades, Director
William H. Gray, III, Director
Michael H. Jordan, Chairman and Chief
  Executive Officer (principal executive officer)
  and Director
David T. McLaughlin, Director                    By:   /s/ Fredric G. Reynolds
Rene C. McPherson, Director                        ---------------------------
Richard M. Morrow, Director                             Fredric G. Reynolds
Paula Stern, Director                                    Attorney-In-Fact
Richard R. Pivirotto, Director                            March 7, 1995
Fredric G. Reynolds, Executive Vice
  President and Chief Financial
  Officer (principal financial
  officer)
Robert D. Walter, Director
Louis J. Valerio, Vice President and
  Controller (principal accounting
  officer)


     Original powers of attorney authorizing Michael H. Jordan, Fredric G. Reynolds, and Louis J. Valerio, individually, to sign this report on behalf of the listed directors and officers of the Corporation and a certified copy of a resolution of the Board of Directors of the Corporation authorizing each of said persons to sign on behalf of the Corporation have been filed with the Securities and Exchange Commission and are included as Exhibit 24 to this report.

                                 EXHIBIT INDEX

                                                                                     SEQUENTIAL
                                                                                      PAGE NO.
                                                                                     ----------
Exhibits
(3) Articles of Incorporation and Bylaws
      (a)   The Restated Articles of the Corporation, as amended.....................     *
      (b)   Amendments to the Bylaws of the Corporation .............................    59
      (c)   The Bylaws of the Corporation, as amended................................    60
(4) Riqhts of Security Holders
      (a)   Form of Senior Indenture.................................................     *
(10) Material Contracts
      (a)   The Annual Performance Plan..............................................     *
      (b)   The 1993 Long-Term Incentive Plan........................................
      (c)   The 1984 Long-Term Incentive Plan........................................     *
      (d)   The Westinghouse Executive Pension Plan, as amended......................    99
      (e)   The Deferred Stock and Compensation Plan for Directors...................     *
      (f)   The Advisory Director's Plan.............................................     *
      (g)   The Directors Charitable Giving Program..................................   117
      (h)   The 1991 Long-term Incentive Plan, as amended............................   122
      (i)   Employment Agreement with Michael H. Jordan..............................     *
      (j)   Employment Agreement with Fredric G. Reynolds............................   153
      (k)   364-Day Competitive Advance and Revolving Credit Facility Agreement......     *
      (l)   Three Year Competitive Advance and Revolving Credit Facility Agreement...     *
(11) Computation of Per Share Earnings...............................................   155
(12) Computation of Ratios
      (a)   Ratio of Earnings to Fixed Charges.......................................   156
      (b)   Ratio of Earnings to Combined Fixed Charges and Preferred Stock
            Dividends................................................................   157
(21) Subsidiaries of the Registrant..................................................   158
(23) Consent of Independent Accountants..............................................   159
(24) Powers of Attorney and Extract of Resolution of Board of Directors..............   160
(27) Financial Data Schedule.........................................................   172


- --------------------------------------------------------------------------------

* Incorporated by reference