Form 10-Q
period 1995-03-31
WESTINGHOUSE ELECTRIC CORP
filed 1995-04-28
CIK 106413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549-1004



                                   FORM 10-Q


(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1995

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

         Common stock 358,007,780 shares outstanding at March 31, 1995
         -------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX
                       ---------------------------------





                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

           Condensed Consolidated Statement of Income             3

           Condensed Consolidated Balance Sheet                   4

           Condensed Consolidated Statement of Cash Flows         5

         Notes to the Condensed Consolidated
           Financial Statements                                6-13


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                     14-25




PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings                          26-27

           Item 6.  Exhibits and Reports on Form 8-K           27-28




SIGNATURE                                                         29




PART I. FINANCIAL INFORMATION

                              ITEM 1. FINANCIAL STATEMENTS
                           WESTINGHOUSE ELECTRIC CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        ------------------------------------------
                   (in millions except per share amounts) (unaudited)


                                                        Three Months Ended March 31
                                                        ---------------------------
                                                               1995           1994
                                                               ----           ----
Sales of products and services                              $ 2,024        $ 1,743
Costs of products and services                               (1,530)        (1,349)
Marketing, administration and general expenses                 (407)          (329)
Other income and expenses, net (note 2)                          (2)            39
Interest expense                                                (58)           (47)
                                                            -------        -------
Income from Continuing Operations before
  income taxes and minority interest in income
  of consolidated subsidiaries                                   27             57
Income taxes                                                    (10)           (22)
Minority interest in (income) loss of consolidated
  subsidiaries                                                   (2)             1
                                                            -------        -------
Net income                                                  $    15        $    36
                                                            =======        =======

Earnings per common share                                   $  0.01        $  0.07
                                                            =======        =======

Cash dividends per common share                             $  0.05        $  0.05
                                                            =======        =======


     See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (in millions)

                                                  March 31, 1995   December 31, 1994
ASSETS                                            --------------   -----------------
- ------                                              (unaudited)
  Cash and cash equivalents                           $   291              $   338
  Customer receivables                                  1,462                1,553
  Inventories (note 3)                                  1,516                1,541
  Uncompleted contracts costs over related billings       738                  555
  Deferred income taxes                                   543                  524
  Prepaid and other current assets                        267                  209
                                                      -------              -------
  Total current assets                                  4,817                4,720
  Plant and equipment, net                              1,768                1,898
  Intangible and other noncurrent assets (note 4)       3,561                3,572
  Net assets of Discontinued Operations (note 6)          434                  434
                                                      -------              -------
  Total assets                                        $10,580              $10,624
                                                      -------              -------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
  Revolving credit borrowings and
    other short-term debt                             $   814              $   662
  Current maturities of long-term debt                     17                   17
  Accounts payable                                        704                  831
  Uncompleted contracts billings over related costs       471                  473
  Other current liabilities (note 5)                    1,668                1,726
                                                      -------              -------
  Total current liabilities                             3,674                3,709
  Long-term debt                                        1,884                1,886
  Other noncurrent liabilities (note 5)                 3,208                3,207
                                                      -------              -------
  Total liabilities                                     8,766                8,802
                                                      -------              -------
  Contingent liabilities and commitments (note 7)
  Minority interest in equity of consolidated
    subsidiaries                                           33                   30

  Shareholders' equity (note 8):
  Preferred stock, $1.00 par value (25 million
    shares authorized):
     Series A preferred (no shares issued)                  -                    -
     Series B conversion preferred (8 million
       shares issued)                                       8                    8
     Series C conversion preferred (4 million
       shares issued)                                       4                    4
  Common stock, $1.00 par value (480 million
    shares authorized, 393 million shares issued)         393                  393
  Capital in excess of par value                        1,924                1,932
  Common stock held in treasury                          (845)                (870)
  Other                                                (1,001)              (1,000)
  Retained earnings                                     1,298                1,325
                                                      -------              -------
  Total shareholders' equity                            1,781                1,792
                                                      -------              -------
  Total liabilities and shareholders' equity          $10,580              $10,624
                                                      =======              =======


          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (in millions) (unaudited)

                                                        Three Months Ended March 31
                                                        ---------------------------
                                                               1995           1994
                                                               ----           ----
Cash used by operating activities
   of Continuing Operations                                 $  (112)       $  (168)

Cash used by operating activities
   of Discontinued Operations                                   (25)           (75)

Cash flows from investing activities:
  Business divestitures                                           6             50
  Business acquisitions                                         (22)             -
  Liquidation of assets of Discontinued Operations               97          1,505
  Capital expenditures                                          (38)           (35)
  Other                                                           -             (1)
                                                            -------        -------
Cash provided by investing activities                            43          1,519
                                                            -------        -------
Cash flows from financing activities:
  Bank revolver borrowings                                      175              -
  Bank revolver repayments                                     (117)        (2,155)
  Net change in other short-term debt                            15             10
  Repayments of long-term debt                                   (5)            (9)
  Sale of equity securities                                       -            505
  Treasury stock reissued                                        17             17
  Dividends paid                                                (42)           (30)
  Other                                                           -             14
                                                            -------        -------
Cash provided (used) by financing activities                     43         (1,648)
                                                            -------        -------

Decrease in cash and cash equivalents                           (51)          (372)
Cash and cash equivalents at beginning of period                344          1,248
                                                            -------        -------
Cash and cash equivalents at end of period                  $   293        $   876
                                                            =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid -- Continuing Operations                      $    47        $    44
                                                            =======        =======
Interest paid -- Discontinued Operations                    $    22        $    53
                                                            =======        =======
Income taxes paid                                           $    29        $    58
                                                            =======        =======


          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

1.  GENERAL

The condensed consolidated financial statements include the accounts of Westinghouse Electric Corporation (Westinghouse) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions.

In the opinion of the management of the Corporation, the Condensed Consolidated Financial Statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year.

When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. Certain amounts pertaining to the three months ended March 31, 1994 and year ended December 31, 1994 have been reclassified for comparative purposes.


2.  OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                                        Three Months Ended March 31
                                                        ---------------------------
                                                               1995           1994
                                                               ----           ----
Net gain (loss) on disposition of assets                       $ (7)          $ 35
Miscellaneous other income and expenses, net                      5              4
                                                               ----           ----
Other income (expenses), net                                   $ (2)          $ 39
                                                               ====           ====

The net gain on disposition of assets for the three months ended March 31, 1994 includes a gain of $32 million from the sale of two Sacramento radio stations.


3.  INVENTORIES (in millions)

                                                  March 31, 1995   December 31, 1994
                                                  --------------   -----------------
                                                    (unaudited)
Raw materials                                         $   169              $   158
Work in process                                         1,093                1,065
Finished goods                                            139                  156
                                                      -------              -------
                                                        1,401                1,379
Long-term contracts in process                            943                  877
Progress payments to subcontractors                        95                   97
Recoverable engineering and development costs             484                  437
Less:  Inventoried costs related to contracts
       with progress billing terms                     (1,407)              (1,249)
                                                      -------              -------
Inventories                                           $ 1,516              $ 1,541
                                                      =======              =======

4.  INTANGIBLE AND OTHER NONCURRENT ASSETS (in millions)


                                                  March 31, 1995   December 31, 1994
                                                  --------------   -----------------
                                                    (unaudited)
Deferred income taxes                               $   1,520            $   1,516
Goodwill and other intangible assets                    1,023                1,119
Intangible pension asset                                  114                  114
Undeveloped land                                          250                  244
Joint ventures, affiliates, and other                     189                  100
Noncurrent receivables                                    127                  147
Other                                                     338                  332
                                                    ---------            ---------
Total intangible and other noncurrent assets        $   3,561            $   3,572
                                                    =========            =========


5.  OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)


                                                  March 31, 1995   December 31, 1994
                                                  --------------   -----------------
                                                    (unaudited)
Other current liabilities:
- -------------------------
Accrued employee compensation                       $     178            $     198
Income taxes currently payable                            200                  241
Accrued product warranty                                   79                   82
Accrued taxes, interest and insurance                     320                  270
Accrued restructuring costs                               154                  180
Liability for business dispositions                       110                  112
Other                                                     627                  643
                                                    ---------            ---------
Total other current liabilities                     $   1,668            $   1,726
                                                    =========            =========

Other noncurrent liabilities:
- ----------------------------
Postretirement and postemployment benefits          $   1,270            $   1,265
Pension liability                                       1,248                1,174
Accrued restructuring costs                                 8                    8
Liability for business dispositions                        75                   75
Other                                                     607                  685
                                                    ---------            ---------
Total other noncurrent liabilities                  $   3,208            $   3,207
                                                    =========            =========


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

OPERATING RESULTS OF DISCONTINUED OPERATIONS

(in millions) (unaudited)
                                                        Three Months Ended March 31
                                                        ---------------------------
                                                               1995           1994*
Sales of Products and Services                                 ----           ----
- ------------------------------
Financial Services                                            $   8          $  14
DCBU and WESCO                                                    -            319
                                                              -----          -----
Sales of Products and Services                                $   8          $ 333
                                                              =====          =====
Net Earnings (Losses)
- ---------------------
Financial Services                                            $ (18)         $ (69)
DCBU and WESCO                                                    -              4
                                                              -----          -----
Net Losses                                                    $ (18)         $ (65)
                                                              =====          =====


*Operating results of Discontinued Operations for DCBU and WESCO for the three months ended March 31, 1994 included the operating results of DCBU for the one month ended January 31, 1994 and the operating results of WESCO for the two months ended February 28, 1994, their respective dates of sale.

The assets and liabilities of Discontinued Operations have been separately classified in the Condensed Consolidated Balance Sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS

(in millions)                                    March 31, 1995   December 31, 1994*
                                                 --------------   -----------------
                                                   (unaudited)
ASSETS:
  Cash and cash equivalents                           $    2               $    6
  Portfolio investments                                1,140                1,230
  Deferred income taxes                                  385                  340
  Other assets                                           186                  221
                                                      ------               ------
Total assets -- Discontinued Operations                1,713                1,797
                                                      ------               ------
LIABILITIES:
  Revolving credit facilities borrowings                 298                  374
  Current maturities of long-term debt                   299                  230
  Liability for estimated loss on disposal               112                  145
  Long-term debt                                         493                  568
  Other liabilities                                       77                   46
                                                      ------               ------
Total liabilities -- Discontinued Operations           1,279                1,363
                                                      ------               ------
Net assets of Discontinued Operations                 $  434               $  434
                                                      ======               ======



*Certain amounts have been reclassified for comparative purposes.

PORTFOLIO INVESTMENTS

Portfolio investments by category of investment and financing at March 31, 1995 and December 31, 1994 are summarized in the following table.

                                                     At March 31, 1995
                                          ---------------------------------------
                                                      Real
(in millions) (unaudited)                 Leasing    Estate    Corporate    Total
                                          -------    ------    ---------    -----
Receivables                                 $ 879     $  17       $  3     $  899
Other portfolio investments                    38       202          1        241
                                           ------    ------     ------     ------
Portfolio investments                       $ 917     $ 219       $  4     $1,140
                                           ======    ======     ======     ======


                                                   At December 31, 1994
                                          ---------------------------------------
                                                      Real
(in millions)                             Leasing    Estate    Corporate    Total
                                          -------    ------    ---------    -----
Receivables                                 $ 886     $  18       $  9     $  913
Other portfolio investments                    38       279          -        317
                                           ------    ------     ------     ------
Portfolio investments                       $ 924     $ 297       $  9     $1,230
                                           ======    ======     ======     ======



Other portfolio investments at March 31, 1995 and December 31, 1994 included the Corporation's investment in LW Real Estate Investments, L.P. (LW) of $47 million and $133 million respectively, real estate properties of $86 million and $88 million, respectively, and other investments of $108 million and $96 million, respectively, primarily consisting of investments in real estate and leasing partnerships. The remaining portfolio investments, other than the leasing assets, are expected to be substantially liquidated by the end of 1995. The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms.

Non-earning receivables at March 31, 1995 and December 31, 1994 totalled $25 million and $30 million, respectively. There were no reduced earning receivables at either date.

Leasing receivables consist of direct financing and leveraged leases. At March 31, 1995 and December 31, 1994, 80% and 81%, respectively, related to air-craft and 19% and 18%, respectively, related to cogeneration facilities. Certain leasing receivables classified as performing and totalling $137 million at March 31, 1995 have been identified by management as potential problem receivables. This amount consists primarily of leveraged leases related to aircraft leased by major U.S. airlines. Such leasing receivables were current as to payments and performing in accordance with contractual terms at March 31, 1995.

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL

The following table is a reconciliation of the liability for the estimated loss on disposal of Discontinued Operations from December 31, 1994 to March 31, 1995:

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (in millions)(unaudited)

                             Financial     DCBU &      Restruc-
                              Services      WESCO       turing       Total
                             ---------     ------      --------     --------
December 31, 1994               $  80       $ 60        $   5         $ 145
Year-to-date activity             (24)        (9)           -           (33)
                             ---------     ------      --------     --------
March 31, 1995                  $  56       $ 51        $   5         $ 112
                             =========     ======      ========     ========


Management believes that the liability for the estimated loss on disposal of Discontinued Operations is adequate. Any variances from estimates which may occur for one Plan component will be considered in conjunction with those for other components in determining whether an adjustment of the total liability is necessary. The adequacy of this liability is evaluated each quarter.


7.  CONTINGENT LIABILITIES AND COMMITMENTS

Uranium Settlements
- -------------------

The Corporation had previously provided for the estimated future costs for the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes assets required for certain settlement obligations and reserves for estimated future costs. The reserve balance at March 31, 1995 is deemed adequate considering all facts and circumstances known to management. The future obligations require providing the remainder of the fuel deliveries running through 2013 and the supply of equipment and services through approximately 1995. Variances from estimates which may occur are considered in determining if an adjustment of the liability is necessary.


Litigation
- ----------

Philippines

In December 1988, a 15-count lawsuit was filed against the Corporation alleging bribery and other fraudulent conduct in connection with the construction of a nuclear power plant in the Philippines. Of the 15 claims, 14 were stayed pending arbitration before the International Chamber of Commerce (ICC). With respect to the remaining count alleging bribery, a jury verdict was rendered in favor of the Corporation on May 18, 1993 and was appealed by the Republic of the Philippines on March 24, 1995. A similar finding was made by the ICC in 1991. Arbitration proceedings before the ICC on issues relating to the construction of the plant were concluded in October 1994, and the parties await a decision.

Steam Generators

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components of nuclear steam supply systems. Settlement agreements have been entered resolving six litigation claims. These agreements generally involve providing certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration, although an appeal has been filed in one of the cases. Four lawsuits are pending.

The Corporation is also a party to six tolling agreements with utilities or utility plant owners' groups. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussions.

Securities Class Actions - Financial Services

The Corporation is defending derivative and class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation and certain of its former subsidiaries in connection with charges to earnings of $975 million in 1990 and $1,680 million in 1991 and a public offering of Westinghouse common stock in 1991. The court dismissed both the derivative claim and the class action claims in their entirety. These dismissals have been appealed.

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


PRP Sites

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named as a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at 54 sites. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes that the Corporation's total remaining probable costs for remediation of these sites as of March 31, 1995 are approximately $82 million, all of which has been accrued.

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

The Corporation has received approval from the Environmental Protection Agency
(EPA) to begin removal of materials from one of the additional sites not part of the Consent Decree to a commercial landfill. The Corporation anticipates this removal of materials to commence in the second quarter of 1995. The Corporation has requested approval from the EPA for removal of materials from the second site.

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

The Corporation currently manages under contract several government-owned facilities, which among other things are engaged in the remediation of hazardous and nuclear wastes. To date, under the terms of the contracts, the Corporation is not responsible for costs associated with environmental liabilities, including environmental cleanup costs, except under certain circumstances associated with negligence and willful misconduct. There are currently no material claims for which the Corporation believes it is responsible. In 1994, the U.S. Department of Energy (DOE) announced its intention to renegotiate its existing contracts for maintenance and operation of DOE facilities consistent with contract reform.

The Corporation has or will have responsibilities for environmental closure activities, such as dismantling incinerators or decommissioning nuclear licensed sites. The Corporation has estimated the total potential cost to be incurred for these actions to be approximately $97 million, of which $29 million had been accrued at March 31, 1995. The Corporation's policy is to accrue these costs over the estimated life of the individual facilities, which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $5 million.

As part of the agreement for the sales of certain of its businesses or sites, the Corporation has agreed to assume obligations for remediation as a result of contamination caused during the Corporation's operation of the sites. The Corporation has provided for all known environmental liabilities related to these agreements.

Management believes that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.

Insurance Recoveries
- --------------------

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


Financing Commitments -- Continuing Operations
- ----------------------------------------------

WCI Communities, Inc. (WCI) was contingently liable at March 31, 1995 under guarantees for $56 million of sewer and water district borrowings. The proceeds of the borrowings were used for sewer and water improvements on residential and commercial real estate projects of WCI. Management expects these borrowings to be repaid as the projects are completed and sold, and the guarantees for such borrowings to expire unfunded.

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

At March 31, 1995, Financial Services commitments totalled $79 million compared to $80 million at year-end 1994. Of this amount, $70 million were guarantees, credit enhancements and other standby agreements, and $9 million were commitments to extend credit. Of the $80 million of commitments at year-end 1994, $71 million were guarantees, credit enhancements and other standby agreements and $9 million were commitments to extend credit. Management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.


8.   SHAREHOLDERS' EQUITY

In March 1994, the Corporation issued 36,000,000 depositary shares each representing ownership of one-tenth of a share of the Corporation's Series C Conversion Preferred Stock (Series C Preferred). Each depositary share will automatically convert into one share of common stock on June 1, 1997 unless called on May 30, 1997 by the Corporation or redeemed at any time prior to June 1 by the holder. In accordance with prevalent practice at the time of issuance, these shares were treated as outstanding common stock for the calculation of earnings per share. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's results would have been a loss of $.03 per share for the first quarter of 1995 compared to income of $.07 per share for the first quarter of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Orders in the first quarter of 1995 totalled $2.4 billion. Compared to the same quarter last year, orders increased 17 percent led by Power Generation and Electronic Systems. Backlog increased almost $900 million to $10.7 billion. Revenues for the quarter increased $281 million, or 16 percent, to $2.0 billion, led by Electronic Systems, Thermo King and Power Generation.

Operating profit for the quarter increased $22 million to $87 million compared to $65 million for the first quarter of last year. The increase in operating profit was more than offset by a substantial decrease in other income and higher interest expense.

Net income for the first quarter of 1995 was $15 million, or 1 cent per share, compared to net income of $36 million, or 7 cents per share, for the same period last year.

During 1995, the Corporation will continue the divestitures of its non-strategic businesses as well as explore strategic opportunities to expand and grow its core businesses. The Corporation is evaluating alternative strategies for monetizing WCI in the near term. Alternatives include divesting the business, leveraging its assets, and other strategies.


RESTRUCTURING ACTIONS

The Corporation is committed to strengthening its core businesses and improving its profitability through certain restructuring actions including changes in business and product line strategies, as well as downsizing for process reengineering and productivity improvements.

Progress continued on implementation of the Corporation's restructuring programs initiated in 1993 and 1994. These programs included the involuntary separation of approximately 4,600 employees by the end of 1995. During the first quarter of 1995, 300 employees were involuntarily separated, bringing the program-to-date separations to approximately 4,000. The remaining employees to be separated generally have been notified and are expected to be separated within the next several months.

Expected costs for these programs totalled $463 million, consisting of $276 million for employee separation costs, $22 million for a noncash pension curtailment charge, $100 million for asset writedowns, and $65 million for facility closure and rationalization costs. Through March 31, 1995, expenditures totalled $301 million. Approximately half of the remaining expenditures represent employee separation costs, which generally are paid over a period of up to two years following separation. A portion of the other remaining expenditures relates to a major product line that Knoll will discontinue in June 1995.

Savings resulting from implementing these programs are expected to total $170 million annually, primarily related to reduced employment costs. During the first quarter of 1995, actual savings approximated $35 million. Competitive pressures causing price compression in certain of the Corporation's markets have absorbed a significant portion of these savings.

The Corporation expects to continue to identify restructuring initiatives as competitive conditions dictate in an ongoing effort to reduce its overall cost structure and improve its competitiveness.

RESULTS OF OPERATIONS

The following represents the segment results of the Corporation's Continuing Operations for the three months ended March 31, 1995 and 1994.


                     Segment Results ($ in millions)(unaudited)
                     ------------------------------------------

                                      Three Months Ended March 31,
                                  1995           1994          % Change
                                  ----           ----          --------
  Broadcasting:
Orders                        $  202.2       $  190.5            6.1%
Backlog                              -              -              -
Sales                            202.2          190.5            6.1%
Operating Profit (Loss)           35.0           33.7            3.9%
Operating Profit Margin           17.3%          17.7%           N/A
Depreciation &
  Amortization (D&A)               9.7            9.2            5.4%
Capital Expenditures               3.1            5.4          -42.6%

  Electronic Systems:
Orders                        $  553.0       $  386.9           42.9%
Backlog                        3,811.0        3,773.8            1.0%
Sales                            607.4          449.9           35.0%
Operating Profit (Loss)           36.7           39.4           -6.9%
Operating Profit Margin            6.0%           8.8%           N/A
D&A                               21.7           18.6           16.7%
Capital Expenditures               6.0            7.2          -16.7%

  Government and
    Environmental Services:
Orders                        $   61.6       $   67.6           -8.9%
Backlog                          121.6           86.3           40.9%
Sales                             85.9           83.8            2.5%
Operating Profit (Loss)           12.2           10.0           22.0%
Operating Profit Margin           14.2%          11.9%           N/A
D&A                                4.9            5.6          -12.5%
Capital Expenditures               6.0            1.4          328.6%

  Thermo King:
Orders                        $  312.3       $  248.0           25.9%
Backlog                          316.4          223.2           41.8%
Sales                            273.3          186.8           46.3%
Operating Profit (Loss)           42.9           26.8           60.1%
Operating Profit Margin           15.7%          14.3%           N/A
D&A                                4.1            3.7           10.8%
Capital Expenditures               5.6            3.8           47.4%

  Energy Systems:
Orders                        $  377.1       $  368.3            2.4%
Backlog                        2,782.2        2,682.1            3.7%
Sales                            251.5          236.0            6.6%
Operating Profit (Loss)          (12.4)          (8.3)         -49.4%
Operating Profit Margin           -4.9%          -3.5%           N/A
D&A                               13.2           13.6           -2.9%
Capital Expenditures               5.0            7.2          -30.6%

             -----------------------------------------------------

                                      Three Months Ended March 31,
                                  1995           1994          % Change
                                  ----           ----          --------
  Power Generation:
Orders                       $   579.1       $  463.2           25.0%
Backlog                        2,938.7        2,185.5           34.5%
Sales                            322.4          291.6           10.6%
Operating Profit (Loss)          (33.0)         (25.9)         -27.4%
Operating Profit Margin          -10.2%          -8.9%           N/A
D&A                               11.2           11.9           -5.9%
Capital Expenditures               4.2            7.8          -46.2%

  Knoll:
Orders                       $   140.6       $  117.3           19.9%
Backlog                           87.6          104.3          -16.0%
Sales                            147.5          117.5           25.5%
Operating Profit (Loss)            6.4          (15.0)         142.7%
Operating Profit Margin            4.3%         -12.8%           N/A
D&A                                6.9            7.3           -5.5%
Capital Expenditures               2.2            1.2           83.3%

  WCI:
Orders                       $    57.0       $   56.2            1.4%
Backlog                              -              -              -
Sales                             57.0           56.2            1.4%
Operating Profit (Loss)           11.9           12.9           -7.8%
Operating Profit Margin           20.9%          23.0%           N/A
D&A                                0.4            0.4            0.0%
Capital Expenditures               0.7            0.2          250.0%

  Other Businesses:
Orders                       $    89.7       $  128.3          -30.1%
Backlog                          647.9          758.9          -14.6%
Sales                            100.8          130.5          -22.8%
Operating Profit (Loss)           (4.4)         (13.1)           N/A%
Operating Profit Margin           -4.4%         -10.0%           N/A
D&A                                2.8            3.5          -20.0%
Capital Expenditures               1.2            0.7           71.4%

  Corporate and Other:
Orders                       $    25.6       $   25.4            0.8%
Backlog                           70.4           73.7           -4.5%
Sales                             22.2           34.5          -35.7%
Operating Profit (Loss)           (8.0)           4.9            N/A
Operating Profit Margin          -36.0%          14.2%           N/A
D&A                                5.4            7.7          -29.9%
Capital Expenditures               3.9            0.2            N/A

  Intersegment:
Orders                       $   (42.0)      $  (38.0)         -10.5%
Backlog                          (40.4)         (33.4)         -21.0%
Sales                            (46.5)         (34.6)         -34.4%

  Total - Continuing Operations:
Orders                       $ 2,356.2       $2,013.7           17.0%
Backlog                       10,735.4        9,854.4            8.9%
Sales                          2,023.7        1,742.7           16.1%
Operating Profit (Loss)           87.3           65.4           33.5%
Operating Profit Margin            4.3%           3.7%           N/A
D&A                               80.3           81.5           -1.5%
Capital Expenditures              37.9           35.1            8.0%

Broadcasting

Broadcasting sales and operating profit were up $12 million and $1 million, respectively, in the first quarter of 1995 compared to the same period last year. Higher television and radio advertising revenues, coupled with productivity improvements from cost reduction programs, generated the increased Broadcasting revenues and profits during the first quarter of 1995. Increased costs for two new television programs under development by the production company partially offset the higher radio and television results. Group W Satellite Communications also showed a slight increase in revenues and operating profit despite the negative impact of the national baseball strike on the quarter.


Electronic Systems

Orders for the first quarter of 1995 were up $166 million over the same quarter of 1994. A submarine propulsion system and a classified space project were two significant orders in the quarter. Backlog at March 31, 1995 reached $3.8 billion, up slightly from the first quarter of 1994, and included approximately $196 million for Norden Systems, the unit acquired from United Technologies Corporation in May 1994.

The Corporation's Norden acquisition coupled with increased revenues from air traffic control and anti-submarine warfare contracts contributed to an increase in revenues of $158 million for the first quarter of 1995 compared to the same quarter last year. Despite the higher revenues, operating profit for the first quarter of 1995 declined $3 million because of lower margins from an unfavorable product mix and a lower level of contract claims in 1995. Savings from restructuring initiatives partially offset these unfavorable factors.


Government and Environmental Services

Orders were down slightly for the quarter primarily due to a decrease in material orders for the U.S. Navy. Backlog was $35 million higher at March 31, 1995 compared to the prior year due to the buildup of container orders in late 1994, several government remediation contracts, and a large material order for the U.S. Navy.

The early completion of milestones at a Department of Energy site caused revenues and operating profit to increase for the first quarter of 1995 compared to the same period in 1994.

A Westinghouse subsidiary is a key member of the Kaiser-Hill Company team, which recently won the five-year contract to clean up the Department of Energy's Rocky Flats plant near Denver.


Thermo King

Thermo King posted another strong quarter. Orders rose $64 million and backlog increased $93 million reflecting the improving truck and trailer market in Europe and the continued strength of the truck and trailer market for North America.

Revenues increased $87 million for the quarter due to these market improvements. In addition, sea-going container sales nearly doubled in the quarter. The volume increases and the product cost improvement programs increased operating profit $16 million, or 60 percent, for the quarter.

Energy Systems

Orders and backlog showed slight gains in the first quarter of 1995 compared to the same quarter of 1994. Backlog at March 31, 1995 reached $2.8 billion. Revenues for the quarter increased $16 million, or 7 percent. Increased service revenues from planned power plant outages were partially offset by decreased licensee income and additional price discounts from previous settlement agreements.

The operating loss for the first quarter of 1995 increased by $4 million compared to the same quarter last year. Margins from increased service revenues from power plant outages and cost savings from restructuring initiatives were more than offset by the unfavorable effects of the reduced licensee income and increased discounts.

Power Generation

Equipment orders for China led the $116 million increase in orders for the quarter. Power Generation's backlog of $2.9 billion was up $753 million, or 35 percent, compared to the same period last year. International orders represent approximately one-third of the total backlog at March 31, 1995.

Higher field service sales, partially offset by lower factory service sales, drove revenues up $31 million in the first quarter of 1995 compared to the same period last year. Although revenues improved, the operating loss for the quarter increased $7 million. Higher margins from field service sales were more than offset by lower price realization on new apparatus and reduced margins related to factory service. Cost savings from restructuring initiatives partially offset the price compression and lower margins. In addition, the start of revenue recognition on large, long-cycle orders booked in the second half of 1994 was awaiting the completion of financial closings.


Knoll

Knoll's new products and expanded sales force have complemented the continued strength of the North American market and an improved European market. Orders increased $23 million for the first quarter of 1995 compared to the same quarter last year. Backlog decreased $17 million compared to March 31, 1994 due to several large project orders that were completed during 1994.

Revenues increased $30 million for the first quarter of 1995 compared to the same quarter last year due to the strength in the North American and European markets.

The increased volume in North America and Europe and aggressive cost reduction programs begun in 1994 resulted in an operating profit increase of $21 million for the first quarter of 1995 compared to the same period of 1994.

The strong orders, revenues, and improvements in operating profit are continuing signs of the turnaround Knoll began late last year.


WCI

Revenues were up $1 million and operating profit was down $1 million for the first quarter of 1995 compared to the same period in 1994. An unfavorable mix of sales caused the slight decrease in operating profit for the quarter. Alternative strategies for monetizing WCI are currently being evaluated.


Other Businesses

The sale of Controlmatic in May 1994 and Gladwin in December 1994 caused revenues for the first quarter of 1995 to decline $30 million compared to the same period in 1994. The operating loss for the same period improved about $9 million, primarily due to the Controlmatic divestiture.

DISCONTINUED OPERATIONS

In November 1992, the Corporation announced a Plan (the Plan) that included exiting the financial services business and selling both DCBU and WESCO. The portfolio investments of Financial Services have decreased from $8,967 million at year-end 1992, to $1,140 million at March 31, 1995, a decrease of $7,827 million. The Corporation completed the sales of DCBU and WESCO during the first quarter of 1994.

The liability for the estimated loss on the disposal of Discontinued Operations was established in November 1992. In the fourth quarter of 1993, the Corporation recorded an additional provision for loss based on changes in various estimates.

A summary of the changes in the liability for the estimated loss on the disposal of Discontinued Operations during the first quarter are presented in the following table:


LIABILITY FOR ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (in millions)(unaudited)

                             Financial     DCBU &      Restruc-
                              Services      WESCO       turing        Total
                             ---------     ------      --------     --------
December 31, 1994               $  80       $ 60        $   5         $ 145
Year-to-date activity             (24)        (9)           -           (33)
                             ---------     ------      --------     --------
March 31, 1995                  $  56       $ 51        $   5         $ 112
                             =========     ======      ========     ========


A summary of changes in net debt of Discontinued Operations for the first quarter of 1995 is presented in the table below:

CHANGES IN NET DEBT OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

Net Debt at December 31, 1994                                         $ 1,166

Liquidations of Discontinued Operations assets                            (97)
Cash used in operating activities of Discontinued Operations               25
Net cash received from Continuing Operations                               (6)
                                                                      -------
Net Debt at March 31, 1995                                            $ 1,088
                                                                      =======


Of the remaining $1.1 billion of net debt of Discontinued Operations at March 31, 1995, approximately $675 million is expected to be repaid during the remainder of 1995. Approximately $200 million is expected to be repaid through the liquidation of portfolio investments of Financial Services. The remaining 1995 debt repayment of $475 million will occur as cash is received from Continuing Operations, the timing of which is expected to coincide with sales of non-strategic businesses and the monetization of WCI. The Corporation expects to reduce the debt of Discontinued Operations to that amount which is supportable by the leasing portfolio and can be repaid as that portfolio liquidates over its contractual terms. As a result, additional cash may be required from Continuing Operations.

DISPOSITION OF NON-STRATEGIC BUSINESSES

During the fourth quarter of 1993, the Corporation identified certain businesses as non-strategic and provided for the cost of their disposition. Non-strategic businesses generally included parts of the former Environmental Services business unit and all of the businesses in the Industrial Products and Services business unit. During 1994, the Corporation completed the sales of Controlmatic and Gladwin Corporation. On March 31, 1995, the sale of Aptus, Inc., an environmental services subsidiary, was completed. On April 12, 1995, the Corporation completed the transfer of its 75 percent equity interest in the Westinghouse Motor Company to TECO Electric & Machinery Co., Ltd. The Corporation continues to pursue the disposition of the remaining non-strategic businesses.

Activity relating to the liability for disposition of non-strategic businesses for the first quarter of 1995 is summarized below:


LIABILITY FOR DISPOSITION OF NON-STRATEGIC BUSINESSES
(in millions)(unaudited)

Balance at December 31, 1994                                             $187
Additional provision                                                        7
Disposal of businesses                                                     (9)
                                                                       ------
Balance at March 31, 1995                                                $185
                                                                       ======

OTHER INCOME AND EXPENSES

Other income and expenses represented a net expense of $2 million for the first quarter of 1995 compared to income of $39 million for the first quarter of 1994. The 1994 period included gains on dispositions of assets, principally two Sacramento radio stations.

INTEREST EXPENSE

Interest expense for the first quarter of 1995 was $11 million higher than the same period of 1994 primarily related to short-term borrowings. For Continuing Operations, average borrowings under the revolving credit facilities for the first quarter of 1995 increased over $200 million compared to average borrowings for the first quarter of 1994. This increase reflected the fourth quarter 1994 transfer of debt to Continuing Operations from Discontinued Operations. Average interest rates for short-term borrowings also increased significantly over the prior-year quarter.

By December 31, 1995, the Corporation expects to reduce the debt of Continuing Operations by up to $300 million compared to year-end 1994 debt levels.


INCOME TAXES

The Corporation's effective income tax rate for the first quarter of both 1995 and 1994 was 38%. This rate is consistent with management's expectations for the year.

At March 31, 1995, the Corporation had recorded net deferred income tax benefits totalling $2,448 million compared to $2,380 million at December 31, 1994. Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.

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

During 1994, the Corporation took several actions to reduce its leverage and rebuild its capital structure. As a result, net debt (total debt less cash and cash equivalents) was reduced by $1.7 billion. The Corporation intends to continue to reduce its consolidated net debt by up to an additional $1 billion in 1995. This reduction will be achieved principally by the sale of portfolio investments of Discontinued Operations, the disposition of other non-strategic businesses of Continuing Operations, and the monetization of WCI.

Management expects that cash from Continuing Operations and availability under its revolving credit facilities will continue to be sufficient to meet future business needs. Other sources of liquidity generally available to the Corporation include cash and cash equivalents, proceeds from sales of non-strategic assets and borrowings from other sources, including funds from the capital markets.

Operating Activities

The following table provides a reconciliation of net income to cash provided by operating activities of Continuing Operations for the three months ended March 31, 1995 and 1994:

RECONCILIATION OF NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES

                                                     Three Months Ended March 31
                                                    -----------------------------
(in millions) (unaudited)                                1995              1994
                                                         ----              ----
Net income from Continuing Operations                  $   15            $   36
Noncash items included in income:
  Depreciation and amortization                            80                81
  Losses (gains) on asset dispositions                      7               (35)
  Change in assets and liabilities, net of effects
  of acquisitions and divestitures of businesses:
    Receivables, current and noncurrent                    99               112
    Inventories                                            24              (113)
    Progress payments net of costs on uncompleted
     contracts                                           (185)              (56)
    Accounts payable                                     (124)              (74)
    Accrued taxes, interest and insurance                  50               (23)
    Deferred and current income taxes                     (55)              (43)
    Accrued restructuring costs                           (23)              (29)
    Other assets and liabilities                            -               (24)
                                                       ------            ------

Cash used by operating activities
   of Continuing Operations                            $ (112)           $ (168)
                                                       ======            ======

The operating activities of Continuing Operations used $112 million of cash during the first three months of 1995, an improvement of $56 million from the amount used in the first three months of 1994. The use of cash during both periods was primarily attributable to higher working capital requirements related to uncompleted contracts with progress billing terms. Customers continue to delay payments under major contracts for as long as possible. The Corporation is focusing significant effort in 1995 on reducing long-term contract and inventory investments in an overall effort to improve working capital turnover.

Savings from the Corporation's restructuring activities are expected to essentially offset related cash expenditures in 1995.

Management expects to contribute approximately $300 million in cash to the Corporation's pension plans in 1995 which is consistent with 1994 cash contribution levels. No contributions were made in the first quarter of either year.

The operating activities of Discontinued Operations used $25 million of cash during the first three months of 1995 compared to cash used of $75 million for the same period of 1994. The decrease in operating cash requirements during the first quarter of 1995 was primarily attributable to lower interest expense resulting from lower levels of outstanding debt, as well as lower divestiture costs for DCBU and WESCO. The future operating cash requirements of Discontinued Operations are primarily attributable to interest costs on debt, operating costs and disposition costs related to DCBU and WESCO.

Investing Activities

Investing activities provided $43 million of cash during the first three months of 1995 compared to $1,519 million of cash provided during the same period of 1994. In the first quarter of 1995, the Corporation completed the sale of Aptus, Inc., an environmental services subsidiary. The majority of the proceeds for Aptus consisted of notes. Also, during the quarter, approximately $22 million was paid in connection with the 1994 acquisition of Norden Systems. During the first quarter of 1994, the Corporation sold its DCBU and WESCO businesses as well as two Sacramento radio stations generating cash proceeds of $1.4 billion and $50 million, respectively. Liquidations of Financial Services portfolio investments generated $97 million in the first three months of 1995 compared to cash generated of $147 million for the same period of 1994.

Capital expenditures were $38 million for the first three months of 1995, an increase of $3 million from the same period of 1994. Capital spending in 1995 is expected to approximate the 1994 level.

During the remainder of 1995, the Corporation expects to generate approximately $200 million of cash through the continued liquidation of portfolio investments of Discontinued Operations. In addition, sales of non-strategic businesses and the monetization of WCI are expected to generate cash proceeds to the Corporation.

Financing Activities

Cash provided by financing activities during the first three months of 1995 totalled $43 million compared to cash used of $1,648 million during the first three months of 1994.

Net debt of the Corporation increased $119 million at March 31, 1995 to $3,512 million from $3,393 million at December 31, 1994, primarily reflecting increased borrowings under the revolving credit facilities. Total debt of the Corporation was $3,805 million at March 31, 1995, an increase of $68 million from $3,737 million at December 31, 1994. Debt reductions of $750 million to $1 billion are expected in 1995.

Two new revolving credit agreements with more favorable terms and conditions than the previous facility were executed in August 1994 (see Revolving Credit Facilities). Total borrowings under the revolvers were $977 million at March 31, 1995. These borrowings carried a composite interest rate of 6.7% at March 31, 1995 and were based on the London Interbank Offer Rate (LIBOR).

In March 1994, the Corporation sold in a private placement depositary shares representing 3,600,000 shares of Series C preferred stock for net proceeds of $505 million. These shares will convert to 36,000,000 common shares in June 1997.

Dividends paid in the 1995 first quarter included approximately $12 million for dividends for the Series C preferred stock issued in March 1994 and $13 million for the Series B preferred shares. The remainder represented common stock dividends of 5 cents per share for both quarters.

The Corporation's net debt increased from 65% of consolidated net capitalization to 66% at March 31, 1995. As net debt begins to decline during the remainder of 1995 and equity grows through consistent earnings of Continuing Operations, this percentage is expected to improve.

On August 26, 1992, the Corporation filed a registration statement on Form S-3 for the issuance of up to $1 billion of debt securities. At March 31, 1995, $400 million of this shelf registration remained unused.

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

Unused capacity under the revolvers equalled $1,523 million at March 31, 1995. Borrowing availability is subject to compliance with certain covenants, representations and warranties. At March 31, 1995, the Corporation was in compliance with these covenants.

Hedging Activities

Prior to the adoption of the Plan, Financial Services entered into interest rate and currency exchange agreements to manage the interest rate and currency risk associated with various debt instruments. No transactions were speculative or leveraged. Given their nature, these agreements have been accounted for as hedging transactions. A summary of notional amounts outstanding at March 31, 1995 is presented in the table below:

INTEREST RATE AND CURRENCY EXCHANGE AGREEMENTS NOTIONAL AMOUNTS OUTSTANDING (in millions)(unaudited)

                                    Short-Term       Long-Term
At March 31, 1995                      Debt            Debt          Total
                                    ----------       ---------       -----
Continuing Operations                 $ 240           $   -          $ 240
Discontinued Operations                  25             374            399
                                      -----           -----          -----
Notional amounts                      $ 265           $ 374          $ 639
                                      =====           =====          =====


The average remaining maturity of interest rate and currency exchange agreements was 1.26 years at March 31, 1995.

Of the total notional amount outstanding at March 31, 1995, $390 million relates to interest rate swaps with rate and maturity characteristics set forth in the table below:


CONTRACTUAL MATURITIES OF INTEREST RATE SWAPS (in millions)(unaudited)

Twelve months ended March 31,       Total    1996    1997    1998    1999    2000
                                    -----    ----    ----    ----    ----    ----
Fixed rate swaps (pay fixed):
Notional amount                     $240     $ 80    $ 55    $ 25    $ 25    $ 55
Wtd. avg. fixed rate paid           8.82%    8.88%   8.74%   8.87%   8.59%   8.87%

Floating rate swaps (pay floating):
Notional amount                     $150     $150       -       -       -       -
Wtd. avg. fixed rate received       8.74%    8.74%      -       -       -       -

Under the majority of the swap agreements, the floating rate received or paid is based on the average 30-day commercial paper rate for the relevant period. This rate was 6.1% on March 31, 1995. The floating rate received or paid on the remaining agreements is based on six month LIBOR and is set on dates specified in the agreements. This rate was 6.5% on March 31, 1995.

The remaining $249 million notional amount outstanding at March 31, 1995 consists of a $25 million forward interest rate swap agreement, which is exercisable at the option of a counterparty, a $150 million interest rate floor agreement and a $74 million interest rate and currency swap.

The Corporation's credit exposure under interest rate and currency exchange agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, Financial Services selected high credit quality counterparties. At March 31, 1995, the aggregate credit exposure to counterparties totalled approximately $95 million. This exposure resulted primarily from an interest rate and currency swap with a counterparty rated A+. The contract matures in February 1996.

In the first quarter of 1995, outstanding interest rate exchange agreements resulted in a net increase in the average borrowing rate for Continuing Operations of approximately 0.3% and a net decrease for Discontinued Operations of 0.1%. These agreements resulted in a net increase in interest expense of Continuing Operations of approximately $2 million and a net decrease in interest expense of Discontinued Operations of approximately $.4 million.

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

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," the combined total sales for those operations were less than 0.5% of the Corporation's sales for the first three months of 1995. Any translation adjustments resulting from converting the local currency balance sheets and income statements of designated hyperinflationary subsidiaries into U.S. dollars are recorded as period costs in accordance with SFAS No. 52.

OTHER MATTERS

Environmental Matters

Compliance with federal, state and local regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management has estimated the total probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known. See note 7 to the financial statements.

At March 31, 1995, the Corporation had accrued liabilities totalling $82 million for sites where it has been either named a potentially responsible party (PRP) or has other remedial responsibilities, $70 million for the Bloomington sites and $29 million for decommissioning costs at facilities where the Corporation has ongoing operations. In conjunction with the sales of certain of its businesses, the Corporation has also provided for remediation costs related to past operations of such sites.

Management believes that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.

Legal Matters

The Corporation is defending a number of lawsuits on various matters. See note 7 to the financial statements. Costs to defend these lawsuits are charged to operations in the period in which the services are rendered.

In the last two years, the Corporation has entered into agreements to resolve six litigation claims in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. These agreements generally involve providing certain products and services at prices discounted at varying rates. The future impact of these discounts on operating results will be incurred over the next 15 years with the greatest impact occurring during the next nine years.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of these cases and although management believes a significant adverse judgment is unlikely, any such judgments could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced in note 7, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) On December 1, 1988, the Republic of the Philippines (Republic) and National Power Corporation (NPC) filed a lawsuit in the United States District Court (USDC) for the District of New Jersey asserting claims against the Corporation, Westinghouse International Projects Company and Burns and Roe Enterprises, Inc. (Burns and Roe) relating to a contract between NPC and Westinghouse for the construction of a nuclear power plant in the Philippines as well as an earlier consulting contract between NPC and Burns and Roe relating to the same project. The complaint alleges, among other things, bribery and other fraudulent conduct, tortious interference with the fiduciary duty owed by Ferdinand E. Marcos to the Republic and the people of the Philippines, common law fraud, and violations of various New Jersey and federal statues, including the Federal Racketeer Influenced and Corrupt Organization Act (RICO) statue. This action seeks recision of the Westinghouse and Burns and Roe contracts and restitution of all money and other property paid to Westinghouse and Burns and Roe or, alternatively, reformation of the NPC-Westinghouse contract. Plaintiffs requested compensatory, punitive and treble damages, costs and expenses of the lawsuit, and such other relief as the USDC deems just and proper.

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

     With respect to the suit filed in the USDC, Westinghouse filed a motion requesting that the action filed there be stayed in its entirety pending arbitration of the Republic's claims. In 1989, the Court granted a motion brought by the Corporation and ordered 14 of the 15 counts in the lawsuit stayed pending arbitration. The Court retained jurisdiction over the remaining count involving an alleged intentional interference with a fiduciary relationship. Trial commenced with respect to this one count in March 1993.
In May 1993, a jury verdict was rendered in favor of the Corporation with respect to all claims relating to the alleged intentional interference with a fiduciary relationship. On February 27, 1995, the USDC granted the Republic's motion for leave to appeal the verdict and on March 24, 1995, the verdict was appealed.

(b) The Corporation has been defending consolidated class and derivative actions and an individual lawsuit brought by shareholders of the Corporation against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI and WCC. The consolidated class and derivative actions are pending in the USDC for the Western District of Pennsylvania. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims, with leave to replead certain claims in both actions. Both actions were subsequently replead. On September 27, 1994, the court denied plaintiffs' motion for reinstatement of certain of the dismissed class action claims against the Corporation. On January 20, 1995, the court again dismissed the derivative complaint in its entirety with prejudice. On February 8, 1995, plaintiff appealed the dismissal of these claims. Also on January 20, 1995, the court dismissed the class action claims, but granted plaintiffs the right to replead certain of the class action claims. Plaintiffs did not replead the claims and on February 28, 1995, the court dismissed the class action claims in their entirety. The plaintiffs appealed the dismissal on March 7, 1995 to the United States Court of Appeals for the Third Circuit.


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

         (b) The Bylaws of the Corporation, as amended January 25, 1995, are incorporated herein by reference to Exhibit 3(c) to Form 10-K for the year ended December 31, 1994.

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


    (10) MATERIAL CONTRACTS

         (a*) The Annual Performance Plan, is incorporated herein by reference to Exhibit 10(a) to Form 10-K/A for the year ended
              December 31, 1992.

         (b*) The 1993 Long-Term Incentive Plan, as amended.

         (c*) The 1984 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1993.

         (d*) The Westinghouse Executive Pension Plan, as amended, is incorporated herein by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1994.

         (e*) The Deferred Compensation and Stock Plan for Directors, as amended.

         (f*) The Advisory Director's Plan is incorporated herein by reference to Exhibit 10(k) to Form 10-K for the year ended December 31, 1989.

         (g) The Director's Charitable Giving Program is incorporated herein by reference to Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.

         (h*) The 1991 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 1994.

         (i*) Employment Agreement between the Corporation and Michael H. Jordan is hereby incorporated by reference to Exhibit 10 to the Corporation's Form 8-K, dated September 1, 1993.

         (j*) Employment Agreement between the Corporation and Fredric G.
              Reynolds is incorporated herein by reference to Exhibit 10(j) to Form 10-K for the year ended December 31, 1994.

         (k) 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994 among the Corporation as borrower, the Co-Agents and Lenders named therein, and Chemical Bank, as Administrative Agent is incorporated herein by reference to Exhibit 10(r) to Form 10-Q for the quarter ended June 30, 1994.

         (l) Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994 among the Corporation as Borrower, the Co-Agents and Lenders named therein, and Chemical Bank, as Administrative Agent is incorporated herein by reference to Exhibit 10(s) to Form 10-Q for the quarter ended June 30, 1994.

*  Identifies management contract or compensatory plan or arrangement.


(11)         Computation of Per Share Earnings

(12)(a)      Computation of Ratio of Earnings to Fixed Charges

(12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

(27)         Financial Data Schedule



(b)          REPORTS ON FORM 8-K:

             A Current Report on Form 8-K (Items 5 and 7) dated March 2, 1995 to report the Corporation's contract awards and anticipated 1995 financial performance.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 1995.



                                      WESTINGHOUSE ELECTRIC CORPORATION


                                      Fredric G. Reynolds
                                      ---------------------------
                                      Executive Vice President and
                                      Chief Financial Officer