Form 10-Q
period 1995-06-30
WESTINGHOUSE ELECTRIC CORP
filed 1995-08-08
CIK 106413

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549-1004



                             FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  June 30, 1995
                                                -------------

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from   ___  to   ___

                        Commission file number  1-977
                                               -------



                       WESTINGHOUSE ELECTRIC CORPORATION
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                       25-0877540
         --------------                     ------------
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


        Common stock 359,180,913 shares outstanding at June 30, 1995
       --------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX
                       ---------------------------------




                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statement of Income               3

         Condensed Consolidated Balance Sheet                     4

         Condensed Consolidated Statement of Cash Flows           5

         Notes to the Condensed Consolidated
           Financial Statements                                6-14


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                     14-29




PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                           29-30
         Item 4.  Submission of Matters to a
                    Vote of Security Holders                  31-32

         Item 6.  Exhibits and Reports on Form 8-K            32-33




SIGNATURE                                                        34

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
               (in millions except per share amounts) (unaudited)


                                            Three Months Ended     Six Months Ended
                                                 June 30               June 30
                                            ------------------     ----------------
                                             1995       1994        1995      1994
                                             ----       ----        ----      ----
Sales of products and services            $ 2,296    $ 2,108     $ 4,320    $ 3,851
Costs of products and services             (1,686)    (1,568)     (3,216)    (2,917)
Provision for restructuring (note 2)           (5)         -          (5)         -
Marketing, administration and general
  expenses                                   (441)      (386)       (848)      (715)
Other income and expenses, net (note 3)        (2)        16          (4)        55
Interest expense                              (61)       (45)       (119)       (92)
                                          -------    -------     -------    -------
Income from Continuing Operations before
  income taxes and minority interest in
  income of consolidated subsidiaries         101        125         128        182
Income taxes                                  (39)       (47)        (49)       (69)
Minority interest in (income) loss of
  consolidated subsidiaries                    (3)        (3)         (5)        (2)
                                          -------    -------     -------    -------
Net income                                $    59    $    75     $    74    $   111
                                          =======    =======     =======    =======

Earnings per common share                 $  0.12    $  0.16     $  0.12    $  0.23
                                          =======    =======     =======    =======

Cash dividends per common share           $  0.05    $  0.05     $  0.10    $  0.10
                                          =======    =======     =======    =======


     See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (in millions)

                                                  June 30, 1995    December 31, 1994
ASSETS                                            -------------    -----------------
------                                              (unaudited)
  Cash and cash equivalents                           $   466              $   338
  Customer receivables                                  1,513                1,553
  Inventories (note 4)                                  1,582                1,541
  Uncompleted contracts costs over related billings       693                  555
  Deferred income taxes                                   494                  524
  Prepaid and other current assets                        288                  209
                                                      -------              -------
  Total current assets                                  5,036                4,720
  Plant and equipment, net                              1,737                1,898
  Intangible and other noncurrent assets (note 5)       3,617                3,572
  Net assets of Discontinued Operations (note 7)          434                  434
                                                      -------              -------
  Total assets                                        $10,824              $10,624
                                                      =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Revolving credit borrowings and
    other short-term debt                             $   773              $   662
  Current maturities of long-term debt                    329                   17
  Accounts payable                                        732                  831
  Uncompleted contracts billings over related costs       417                  473
  Other current liabilities (note 6)                    1,557                1,726
                                                      -------              -------
  Total current liabilities                             3,808                3,709
  Long-term debt                                        1,566                1,886
  Other noncurrent liabilities (note 6)                 3,596                3,207
                                                      -------              -------
  Total liabilities                                     8,970                8,802
                                                      -------              -------
  Contingent liabilities and commitments (note 8)
  Minority interest in equity of consolidated
    subsidiaries                                           34                   30

  Shareholders' equity (note 9):
  Preferred stock, $1.00 par value (25 million
    shares authorized):
     Series A preferred (no shares issued)                  -                    -
     Series B conversion preferred (8 million
       shares issued)                                       8                    8
     Series C conversion preferred (4 million
       shares issued)                                       4                    4
  Common stock, $1.00 par value (630 million
    shares authorized, 393 million shares issued)         393                  393
  Capital in excess of par value                        1,911                1,932
  Common stock held in treasury                          (816)                (870)
  Other                                                  (995)              (1,000)
  Retained earnings                                     1,315                1,325
                                                      -------              -------
  Total shareholders' equity                            1,820                1,792
                                                      -------              -------
  Total liabilities and shareholders' equity          $10,824              $10,624
                                                      =======              =======

          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (in millions) (unaudited)

                                                        Six Months Ended June 30
                                                        ------------------------
                                                           1995           1994
                                                           ----           ----
Cash provided (used) by operating activities
   of Continuing Operations                             $   (90)        $    4

Cash used by operating activities
  of Discontinued Operations                                (50)          (175)

Cash flows from investing activities:
  Business divestitures                                      65             50
  Business acquisitions                                     (37)           (73)
  Liquidation of assets of Discontinued Operations          159          1,578
  Capital expenditures                                      (97)           (92)
  Liquidation of trust investments                          239              0
  Other                                                       0             (9)
                                                        -------        -------
Cash provided by investing activities                       329          1,454
                                                        -------        -------
Cash flows from financing activities:
  Bank revolver borrowings                                  508            150
  Bank revolver repayments                                 (460)        (2,255)
  Net change in other short-term debt                       (19)           (72)
  Repayments of long-term debt                              (44)          (403)
  Sale of equity securities                                   0            505
  Treasury stock reissued                                    33             26
  Dividends paid                                            (84)           (69)
  Other                                                       2             19
                                                        -------        -------
Cash used by financing activities                           (64)        (2,099)
                                                        -------        -------
Increase (decrease) in cash and cash equivalents            125           (816)
Cash and cash equivalents at beginning of period            344          1,248
                                                        -------        -------
Cash and cash equivalents at end of period              $   469        $   432
                                                        =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid -- Continuing Operations                  $   118        $    92
                                                        =======        =======
Interest paid -- Discontinued Operations                $    44        $   127
                                                        =======        =======
Income taxes paid                                       $    47        $    76
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

When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. Certain amounts pertaining to the six months ended June 30, 1994 and the year ended December 31, 1994 have been reclassified for comparative purposes.


2.  RESTRUCTURING


During the second quarter of 1995, management approved additional restructuring projects with costs totalling $20 million generally for the separation of 338 additional employees. All of these employees have been notified of their separation, although the effective dates may not occur for several months. Certain amounts accrued for prior restructuring projects, primarily related to the 1993 restructuring program, have been applied to these project costs to reduce the required restructuring charge to $5 million.

The new restructuring initiatives involve 247 employee separations at the Electronic Systems operation, 14 employee separations at Energy Systems, and 77 employee separations for corporate overhead functions. The costs for new programs at Electronic Systems and the corporate headquarters essentially have been offset by adjustments from prior programs. Restructuring costs of $5 million for Energy Systems include unfavorable adjustments from prior programs as well as costs for the additional separations.



3.  OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                            Three Months Ended     Six Months Ended
                                                 June 30               June 30
                                            ------------------     ----------------
                                              1995       1994        1995      1994
                                              ----       ----        ----      ----
Net gain (loss) on disposition of assets     $  (1)     $  11        $ (8)    $  46
Miscellaneous, net                              (1)         5           4         9
                                             -----      -----       -----     -----
Other income (expenses), net                 $  (2)     $  16       $  (4)    $  55
                                             =====      =====       =====     =====

The net gain on disposition of assets for the six months ended June 30, 1994 includes a first quarter gain of $32 million from the sale of two Sacramento radio stations and a second quarter gain of $10 million from the sale of a WCI investment in a shopping center development joint venture.


4.  INVENTORIES (in millions)

                                                  June 30, 1995   December 31, 1994
                                                  -------------   -----------------
                                                    (unaudited)
Raw materials                                         $   188              $   158
Work in process                                         1,173                1,065
Finished goods                                            141                  156
                                                      -------              -------
                                                        1,502                1,379
Long-term contracts in process                          1,051                  877
Progress payments to subcontractors                       107                   97
Recoverable engineering and development costs             445                  437
Less:  Inventoried costs related to contracts
       with progress billing terms                     (1,523)              (1,249)
                                                      -------              -------
Inventories                                           $ 1,582              $ 1,541
                                                      =======              =======


5.  INTANGIBLE AND OTHER NONCURRENT ASSETS (in millions)

                                                  June 30, 1995   December 31, 1994
                                                  -------------   -----------------
                                                    (unaudited)
Deferred income taxes                               $   1,462            $   1,516
Goodwill and other intangible assets                    1,008                1,119
Intangible pension asset                                  114                  114
Undeveloped land                                          252                  244
Joint ventures, affiliates, and other                     210                  100
Noncurrent receivables                                    139                  147
Other                                                     432                  332
                                                    ---------            ---------
Total intangible and other noncurrent assets        $   3,617            $   3,572
                                                    =========            =========

6.  OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                                  June 30, 1995   December 31, 1994
                                                  -------------   -----------------
                                                    (unaudited)
Other current liabilities:
-------------------------
Accrued employee compensation                       $     180            $     198
Income taxes currently payable                            122                  241
Accrued product warranty                                   76                   82
Accrued taxes, interest and insurance                     301                  270
Accrued restructuring costs                               127                  180
Liability for business dispositions                       109                  112
Other                                                     642                  643
                                                    ---------            ---------
Total other current liabilities                     $   1,557            $   1,726
                                                    =========            =========
Other noncurrent liabilities:
----------------------------
Postretirement and postemployment benefits          $   1,270            $   1,265
Pension liability                                       1,475                1,174
Accrued restructuring costs                                 8                    8
Liability for business dispositions                        75                   75
Other                                                     768                  685
                                                    ---------            ---------
Total other noncurrent liabilities                  $   3,596            $   3,207
                                                    =========            =========

The increase in the pension liability reflects the current year's pension accrual as well as the reclassification of certain trust assets. In June 1995, the investments in a trust that was established to fund a nonqualified pension plan were replaced with the Corporation's common stock. Because of the nature of the trust, this stock is treated as treasury stock for financial statement purposes.


7.  DISCONTINUED OPERATIONS

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

OPERATING RESULTS OF DISCONTINUED OPERATIONS
(in millions) (unaudited)                   Three Months Ended     Six Months Ended
                                                 June 30                June 30
                                            ------------------     ----------------
                                             1995      1994        1995       1994*
                                             ----      ----        ----       ----
Sales of products and services
------------------------------
Financial Services                         $    8     $   11      $   16     $   25
DCBU and WESCO                                  -          -           -        319
                                           ------     ------      ------     ------
Sales of products and services             $    8     $   11      $   16     $  344
                                           ======     ======      ======     ======
Net earnings (losses)
---------------------
Financial Services                         $  (16)    $  (47)     $  (34)    $ (116)
DCBU and WESCO                                  -          -           -          4
                                           ------     ------      ------     ------
Net losses                                 $  (16)    $  (47)     $  (34)    $ (112)
                                           ======     ======      ======     ======

*Operating results of Discontinued Operations for DCBU and WESCO for the six months ended June 30, 1994 included the operating results of DCBU for the one month ended January 31, 1994 and the operating results of WESCO for the two months ended February 28, 1994, their respective dates of sale.

The assets and liabilities of Discontinued Operations have been separately classified in the Condensed Consolidated Balance Sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS
(in millions)                                    June 30, 1995   December 31, 1994*
                                                 -------------   -----------------
                                                   (unaudited)
ASSETS:
  Cash and cash equivalents                           $    3               $    6
  Portfolio investments                                1,043                1,230
  Deferred income taxes                                  402                  340
  Other assets                                           168                  221
                                                      ------               ------
Total assets -- Discontinued Operations                1,616                1,797
                                                      ------               ------
LIABILITIES:
  Revolving credit facilities borrowings                 295                  374
  Current maturities of long-term debt                   413                  230
  Liability for estimated loss on disposal                70                  145
  Long-term debt                                         346                  568
  Other liabilities                                       58                   46
                                                      ------               ------
Total liabilities -- Discontinued Operations           1,182                1,363
                                                      ------               ------
Net assets of Discontinued Operations                 $  434               $  434
                                                      ======               ======

*Certain amounts have been reclassified for comparative purposes.

Portfolio investments by category of investment and financing at June 30, 1995 and December 31, 1994 are summarized in the following table.

PORTFOLIO INVESTMENTS
                                                At June 30, 1995 (unaudited)
(in millions)                             ---------------------------------------
                                                      Real
                                          Leasing    Estate    Corporate    Total
                                          -------    ------    ---------    -----
Receivables                                $ 868     $  15       $   1     $  884
Other portfolio investments                   38       120           1        159
                                           -----     -----       -----     ------
Portfolio investments                      $ 906     $ 135       $   2     $1,043
                                           =====     =====       =====     ======

                                                   At December 31, 1994
                                          ---------------------------------------
                                                      Real
                                          Leasing    Estate    Corporate    Total
                                          -------    ------    ---------    -----
Receivables                                $ 886     $  18       $   9     $  913
Other portfolio investments                   38       279           -        317
                                           -----     -----       -----     ------
Portfolio investments                      $ 924     $ 297       $   9     $1,230
                                           =====     =====       =====     ======

Other portfolio investments at June 30, 1995 and December 31, 1994 included the Corporation's investment in LW Real Estate Investments, L.P. (LW) of $21 million and $133 million respectively, real estate properties of $76 million and $88 million, respectively, and other investments of $62 million and $96 million, respectively, primarily consisting of investments in real estate and leasing partnerships. The remaining portfolio investments, other than the leasing assets, are expected to be substantially liquidated by the end of 1995. The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms.

Non-earning receivables at June 30, 1995 and December 31, 1994 totalled $22 million and $30 million, respectively. There were no reduced earning receivables at either date.

Leasing receivables consist of direct financing and leveraged leases. At
June 30, 1995 and December 31, 1994, 82% and 81%, respectively, related to air-craft and 17% and 18%, respectively, related to cogeneration facilities. Certain leasing receivables classified as performing and totalling $137 million at June 30, 1995 have been identified by management as potential problem receivables. This amount consists primarily of leveraged leases related to aircraft leased by major U.S. airlines. Such leasing receivables were current as to payments and performing in accordance with contractual terms at June 30, 1995.

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL

The following table is a reconciliation of the liability for the estimated loss on disposal of Discontinued Operations from December 31, 1994 to June 30, 1995:

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (in millions)(unaudited)

                             Financial     DCBU &      Restruc-
                              Services      WESCO       turing       Total
                             ---------     ------      --------     --------
December 31, 1994              $  80       $ 60        $   5         $ 145
Year-to-date activity            (64)       (10)          (1)          (75)
                               -----       -----       ------        ------
June 30, 1995                  $  16       $ 50        $   4         $  70
                               =====       =====       ======        ======

The liability for estimated loss on disposal of financial services' assets is shown net of expected gains on future asset liquidations. Management believes that the total liability for the estimated loss on disposal of Discontinued Operations is adequate. Any variances from estimates which may occur for one Plan component will be considered in conjunction with those for other components in determining whether an adjustment of the total liability is necessary. The adequacy of this liability is evaluated each quarter.


8.  CONTINGENT LIABILITIES AND COMMITMENTS

Uranium Settlements
-------------------

The Corporation had previously provided for the estimated future costs for the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes assets required for certain settlement obligations and reserves for estimated future costs. The reserve balance at June 30, 1995 is deemed adequate considering all facts and circumstances known to management. The future obligations require providing the remainder of the fuel deliveries running through 2013 and the supply of equipment and services through approximately 1995. Variances from estimates which may occur are considered in determining if an adjustment of the liability is necessary.

Litigation
----------

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

Steam Generators

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving seven litigation claims, including the recent settlement of a claim by a co-plaintiff in a pending lawsuit. These agreements generally involve providing certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration, although an appeal has been filed in one of the cases. Four lawsuits are pending.

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

Environmental Matters
---------------------

Compliance with federal, state, and local laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management has estimated the total probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known.


PRP Sites

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at 54 sites. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes that the Corporation's total remaining probable costs for remedial actions as of June 30, 1995 are approximately $77 million, all of which has been accrued.

Bloomington Sites

The Corporation is a party to a 1985 Consent Decree relating to remediation of six sites in Bloomington, Indiana. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law, to burn excavated material. On February 8, 1994, the Consent Decree parties filed with the court a status report advising of the parties' intention to investigate alternatives. The Corporation believes it is probable that the Consent Decree will be modified to an alternative remedial action, which could include a combination of containment, treatment, remediation, and monitoring. The parties also recognize that the Consent Decree shall remain in full force and effect during this process.

In addition to the six sites covered by the Consent Decree, the Corporation has responsibility for two additional sites in the Bloomington area, where material had been previously excavated and stored. The Corporation has received approval from the Environmental Protection Agency (EPA) to permanently move material from one of the sites to a commercial hazardous waste landfill. The removal of materials from this site commenced in the second quarter of 1995. The Corporation has requested approval from the EPA for removal of materials from the second site. If EPA approval is received, the Corporation anticipates removal from the second site to commence in the third quarter of 1995.

The Corporation estimates that its total cost to implement the most reasonable alternative for the eight Bloomington sites is approximately $70 million, all of which has been accrued. Included in this amount is $52 million for site construction and other related costs valued as of the year of expenditure. The remaining $18 million is the present value, assuming a 5% discount rate, of approximately $46 million of operating and maintenance costs that will be incurred over a 30 year period. Other remediation alternatives, while considered less likely, could cause the total costs to be as much as $125 million.

Other

The Corporation is involved with several administrative actions alleging violations of federal, state or local environmental regulations. For these matters, the Corporation has estimated its remaining reasonably possible costs and determined them to be insignificant.

The Corporation currently manages under contract several government-owned facilities, which among other things are engaged in the remediation of hazardous and nuclear wastes. To date, under the terms of the contracts, the Corporation is not responsible for costs associated with environmental liabilities, including environmental cleanup costs, except under certain circumstances associated with the willful misconduct or lack of good faith of its managers or their failure to exercise prudent business judgement. There are currently no material claims for which the Corporation believes it is responsible.

The Corporation has or will have responsibilities for environmental closure activities, such as dismantling incinerators or decommissioning nuclear licensed sites. The Corporation has estimated the total potential cost to be incurred for these actions to approximate $97 million, of which $29 million had been accrued at June 30, 1995. The Corporation's policy is to accrue these costs over the estimated life of the individual facilities, which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $5 million.

As part of the agreement for the sale of certain of its businesses or sites, the Corporation has agreed to assume obligations for remediation of contamination existing at these sites. The Corporation has provided for all known environmental liabilities related to these agreements.

Management believes that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.


Insurance Recoveries
--------------------

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


Financing Commitments -- Continuing Operations
----------------------------------------------

WCI Communities, Inc. (WCI) was contingently liable at June 30, 1995 under guarantees for $56 million of sewer and water district borrowings. The proceeds of the borrowings were used for sewer and water improvements on residential and commercial real estate projects of WCI.

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

At June 30, 1995, Financial Services commitments totalled $77 million compared to $80 million at year-end 1994. Of this amount, $68 million were guarantees, credit enhancements and other standby agreements, and $9 million were commitments to extend credit. Of the $80 million of commitments at year-end 1994, $71 million were guarantees, credit enhancements and other standby agreements and $9 million were commitments to extend credit. Management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.


9.   SHAREHOLDERS' EQUITY

In March 1994, the Corporation sold 36,000,000 depositary shares each representing ownership of one-tenth of a share of the Corporation's Series C Conversion Preferred Stock (Series C Preferred). Each depositary share will automatically convert into one share of common stock on June 1, 1997 unless called on May 30, 1997 by the Corporation or redeemed at any time prior to June 1 by the holder. In accordance with prevalent practice at the time of sale, these shares were treated as outstanding common stock for the calculation of earnings per share. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's earnings per share for the second quarter and first six months of 1995 would have been $.10 per share and $.07 per share, respectively, compared to $.14 per share and $.21 per share, respectively, for the same periods last year.


10.  SUBSEQUENT EVENTS

On July 24, 1995, the Corporation sold WCI in a transaction valued at $556 million plus the assumption by the buyer of $19 million of debt. The Corporation received $430 million of cash and approximately $125 million in mortgage receivables and securities. Concurrently, the Corporation invested $48 million for a 24 percent equity interest in the new business. This equity interest may be sold in the near term. The after-tax-loss on the sale of WCI of approximately $75 million will be recognized in the third quarter.

On August 1, 1995, the Corporation entered into an agreement to acquire CBS, Inc. (CBS) by means of a merger. Cash consideration would equal $81 per share plus an amount equal to 6% per annum beginning on August 31, 1995, less any dividends declared and paid by CBS for the period after August 1, 1995. The total purchase price of approximately $5.4 billion is expected to be financed through borrowings under bank credit facilities, the terms of which are currently under negotiation.

The purchase is contingent on a number of factors including approval by a majority of the CBS shareholders, approval by the Federal Communications Commission, and completion of the bank financing. The transaction is expected to be consummated in approximately four to six months.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Orders in the second quarter of 1995 totalled $2.0 billion. Compared to the same quarter last year, orders decreased 14 percent. The second quarter of 1994 included an exceptionally high volume of international orders for Power Generation equipment. Orders for the six months of 1995 were $4.4 billion, essentially flat compared to the same period last year. Backlog, compared to a year ago, increased $316 million, or 3 percent, to $10.5 billion, led by Thermo King, Power Generation, and Energy Systems.

Revenues for the quarter increased $188 million, or 9 percent, to $2.3 billion. Revenues for the first six months of 1995 rose $469 million, or 12 percent, to $4.3 billion, led by Broadcasting, Electronic Systems, Thermo King, and Knoll.

Operating profit for the quarter increased $10 million to $164 million compared to $154 million in the same quarter last year. Operating profit for the first six months of 1995 was $251 million, up $32 million from the same period in 1994. The increase in operating profit was more than offset by a substantial decrease in other income and higher interest expense.

Net income for the second quarter of 1995 was $59 million, or 12 cents per share, compared to net income of $75 million, or 16 cents per share, for the same period last year. Net income for the first six months of 1995 was $74 million, or 12 cents per share, compared to $111 million, or 23 cents per share, during the first six months of 1994.

During the remainder of 1995, the Corporation will continue the divestitures of its non-strategic businesses as well as explore strategic opportunities to expand and grow its core businesses.


RECENT DEVELOPMENTS

On August 1, 1995, the Corporation entered into an agreement under which the Corporation would acquire by means of a merger CBS, for cash consideration totalling approximately $5.4 billion. The purchase price is expected to be financed through bank credit facilities totalling $7.5 billion which, in addition to providing funds for the acquisition, will replace the existing revolving credit facility. To contribute to repayments under the new credit facility, the Corporation may raise $1.5 billion to $2 billion through the sale or joint venture of assets. The purchase of CBS, which is contingent on a number of factors, is expected to be consummated in approximately four to six months.

On July 24, 1995, the Corporation sold WCI in a transaction valued at $556 million plus the assumption by the buyer of $19 million of debt. The Corporation received $430 million of cash and approximately $125 million in mortgage receivables and securities. Concurrently, the Corporation invested $48 million for a 24 percent equity interest in the new business. This equity interest may be sold in the near term. The after-tax loss on the sale of WCI of approximately $75 million will be recognized in the third quarter.

Of the proceeds from the sale of WCI, approximately $400 million of cash will be used to reduce debt of Discontinued Operations. Mortgage receivables of approximately $100 million also will be transferred to Discontinued Operations and will reduce debt when monetized.

RESTRUCTURING ACTIONS

The Corporation is committed to strengthening its businesses and improving its profitability through certain restructuring actions including changes in business and product line strategies, as well as downsizing for process reengineering and productivity improvements.

During the second quarter of 1995, management approved additional restructuring projects with costs totalling $20 million generally for the separation of 338 additional employees. Although all of these employees have been notified of their separation, the effective date may not occur for several months. Certain amounts accrued for prior restructuring projects, primarily related to the 1993 restructuring program, have been applied to these project costs to reduce the required restructuring charge to $5 million.

The new restructuring initiatives involve 247 employee separations at the Electronic Systems operation, 14 employee separations at Energy Systems, and 77 employee separations for corporate overhead functions. The costs for new programs at

Electronic Systems and the corporate headquarters essentially have been offset by adjustments from prior programs. Restructuring costs of $5 million for Energy Systems include unfavorable adjustments from prior programs as well as costs for the additional separations.

Progress continued on implementation of the Corporation's 1993 and 1994 restructuring programs. These programs included the involuntary separation of approximately 4,600 employees by the end of 1995. At June 30, 1995, approximately 90% of these employee separations had been completed. Of the 338 employees notified under the 1995 restructuring program, approximately 30% of the separations had been completed. The remaining employees under all of these programs are expected to be separated in the next several months.

Of the $448 million of expected costs for the 1993 and 1994 programs, $114 million remained to be spent as of June 30, 1995. Approximately half of these remaining expenditures represent employee separation costs, which generally are paid over a period of up to two years following separation. A significant portion of the remaining half will be made by Knoll for the closedown of a major product line discontinued June 30, 1995 and for lease termination costs for several facilities. Of the $20 million of expected costs for the 1995 programs, less than $1 million had been spent as of June 30, 1995.

Savings resulting from implementing the 1993 and 1994 restructuring programs are expected to total $170 million annually, primarily related to reduced employment costs. During the second quarter of 1995, actual savings approximated $35 million, bringing the year-to-date savings to approximately $70 million. Savings resulting from implementing the 1995 restructuring initiatives are expected to total $11 million annually, with only a small portion expected to affect 1995 operations. Competitive pressures causing price compression in certain of the Corporation's markets have absorbed a significant portion of these savings.

The Corporation expects to continue to identify restructuring initiatives in an ongoing effort to reduce its overall cost structure and improve its competitiveness, especially in the near-term. In this regard, in July 1995, Power Generation announced a restructuring program involving the separation of over 500 employees. The costs for this program, which are expected to approximate $25 million, will be recognized in the third quarter.

RESULTS OF OPERATIONS

The following represents the segment results of the Corporation's Continuing Operations for the three months and six months ended June 30, 1995 and 1994.


                      Segment Results ($ in millions)(unaudited)
                      ------------------------------------------
                                  Three Months Ended            Six Months Ended
                                       June 30                      June 30
                                  ------------------            ----------------
                          1995       1994     % Change       1995      1994     % Change
                          ----       ----      --------      ----      ----     --------
  Broadcasting:
Orders                 $   241.3   $  228.3       5.7%   $   443.5   $   418.8      5.9%
Backlog                        -          -         -            -           -        -
Sales                      241.3      228.3       5.7%       443.5       418.8      5.9%
Operating Profit (Loss)     64.6       57.6      12.2%        99.6        91.3      9.1%
Operating Profit Margin     26.8%      25.2%      N/A         22.5%       21.8%     N/A
Depreciation &
  Amortization (D&A)         9.0        9.4      -4.3%        18.7        18.6      0.5%
Capital Expenditures         6.1       10.3     -40.8%         9.2        15.7    -41.4%

  Electronic Systems:
Orders                 $   543.9   $  530.6       2.5%   $ 1,096.9   $   917.5     19.6%
Backlog                  3,707.9    3,932.3      -5.7%     3,707.9     3,932.3     -5.7%
Sales                      651.2      487.9      33.5%     1,258.6       937.8     34.2%
Operating Profit (Loss)     36.0       21.8      65.1%        72.7        61.2     18.8%
Operating Profit Margin      5.5%       4.5%      N/A          5.8%        6.5%     N/A
D&A                         19.7       18.7       5.3%        41.4        37.3     11.0%
Capital Expenditures         8.6       11.7     -26.5%        14.6        18.9    -22.8%

  Government and
    Environmental Services:
Orders                 $    64.7   $   76.4     -15.3%   $   126.3   $   144.0    -12.3%
Backlog                    120.7       86.4      39.7%       120.7        86.4     39.7%
Sales                       84.6       99.7     -15.1%       170.5       183.5     -7.1%
Operating Profit (Loss)     18.1       18.9      -4.2%        30.3        28.9      4.8%
Operating Profit Margin     21.4%      19.0%      N/A         17.8%       15.7%     N/A
D&A                          2.2        5.4     -59.3%         7.1        11.0    -35.5%
Capital Expenditures         4.7        5.4     -13.0%        10.7         6.8     57.4%

  Thermo King:
Orders                 $   279.3   $  241.2      15.8%   $   591.6   $   489.2     20.9%
Backlog                    307.3      237.4      29.4%       307.3       237.4     29.4%
Sales                      284.1      225.6      25.9%       557.4       412.4     35.2%
Operating Profit (Loss)     45.4       34.8      30.5%        88.3        61.6     43.3%
Operating Profit Margin     16.0%      15.4%      N/A         15.8%       14.9%     N/A
D&A                          4.2        4.0       5.0%         8.3         7.7      7.8%
Capital Expenditures         6.4        3.4      88.2%        12.0         7.2     66.7%

  Energy Systems:
Orders                 $   276.5   $  332.8     -16.9%   $   653.6   $   701.1     -6.8%
Backlog                  2,773.4    2,615.4       6.0%     2,773.4     2,615.4      6.0%
Sales                      311.0      323.9      -4.0%       562.5       559.9      0.5%
Operating Profit (Loss)      2.5       16.6     -84.9%        (9.9)        8.3   -219.3%
Operating Profit Margin      0.8%       5.1%      N/A         -1.8%        1.5%     N/A
D&A                         12.2       12.8      -4.7%        25.4        26.4     -3.8%
Capital Expenditures         8.2        7.7       6.5%        13.2        14.9    -11.4%

                Segment Results ($ in millions)(unaudited)(continued)
                -----------------------------------------------------
                                  Three Months Ended            Six Months Ended
                                      June 30                        June 30
                                  ------------------            ----------------
                          1995      1994     % Change       1995      1994     % Change
                          ----       ----     --------       ----      ----     --------
  Power Generation:
Orders                 $   357.5   $  657.4     -45.6%   $   936.6   $ 1,120.6   -16.4%
Backlog                  2,844.2    2,436.4      16.7%     2,844.2     2,436.4    16.7%
Sales                      440.0      395.1      11.4%       762.4       686.7    11.0%
Operating Profit (Loss)    (18.2)       3.7    -591.9%       (51.2)      (22.2) -130.6%
Operating Profit Margin     -4.1%       0.9%      N/A         -6.7%       -3.2%    N/A
D&A                         11.4       11.9      -4.2%        22.6        23.8    -5.0%
Capital Expenditures        13.9        7.1      95.8%        18.1        14.9    21.5%

  Knoll:
Orders                 $   159.9   $  144.3      10.8%   $   300.5   $   261.6    14.9%
Backlog                     85.7      105.9     -19.1%        85.7       105.9   -19.1%
Sales                      158.6      143.7      10.4%       306.1       261.2    17.2%
Operating Profit (Loss)     10.0       (9.7)    203.1%        16.4       (24.7)  166.4%
Operating Profit Margin      6.3%      -6.8%      N/A          5.4%       -9.5%    N/A
D&A                          6.8        7.1      -4.2%        13.7        14.4    -4.9%
Capital Expenditures         6.9        3.4     102.9%         9.1         4.6    97.8%

  WCI:
Orders                 $    51.5   $   74.0     -30.4%   $   108.5   $   130.2   -16.7%
Backlog                       -           -         -            -           -       -
Sales                       51.5       74.0     -30.4%       108.5       130.2   -16.7%
Operating Profit (Loss)     16.3       24.3     -32.9%        28.2        37.2   -24.2%
Operating Profit Margin     31.7%      32.8%      N/A         26.0%       28.6%    N/A
D&A                          0.2        0.5     -60.0%         0.6         0.9   -33.3%
Capital Expenditures         0.0        1.3    -100.0%         0.7         1.5   -53.3%

  Other Businesses:
Orders                 $    67.4   $   84.2     -20.0%   $   157.1   $   212.5   -26.1%
Backlog                    587.7      691.5     -15.0%       587.7       691.5   -15.0%
Sales                       93.7      130.7     -28.3%       194.5       261.2   -25.5%
Operating Profit (Loss)     (5.8)      (9.2)      N/A        (10.2)      (22.3)    N/A
Operating Profit Margin     -6.2%      -7.0%      N/A         -5.2%       -8.5%    N/A
D&A                          1.8        3.0     -40.0%         4.6         6.5   -29.2%
Capital Expenditures        (0.1)       0.6    -116.7%         1.1         1.3   -15.4%

  Corporate and Other:
Orders                 $    15.0   $   15.8      -5.1%   $    40.6   $    41.2    -1.5%
Backlog                     64.5       65.3      -1.2%        64.5        65.3    -1.2%
Sales                       26.8       39.0     -31.3%        49.0        73.5   -33.3%
Operating Profit (Loss)     (5.4)      (5.3)      N/A        (13.4)       (0.4)    N/A
Operating Profit Margin    -20.1%     -13.6%      N/A        -27.3%       -0.5%    N/A
D&A                          4.5        8.5     -47.1%         9.9        16.2   -38.9%
Capital Expenditures         4.5        5.6     -19.6%         8.4         5.8    44.8%

  Intersegment:
Orders                 $   (42.1)  $  (40.8)     -3.2%   $   (84.1)  $   (78.8)   -6.7%
Backlog                    (40.3)     (35.7)    -12.9%       (40.3)      (35.7)  -12.9%
Sales                      (46.6)     (39.5)    -18.0%       (93.1)      (74.1)  -25.6%

  Total - Continuing Operations:
Orders                 $ 2,014.9   $ 2,344.2    -14.0%   $ 4,371.1   $ 4,357.9     0.3%
Backlog                 10,451.1    10,134.9      3.1%    10,451.1    10,134.9     3.1%
Sales                    2,296.2     2,108.4      8.9%     4,319.9     3,851.1    12.2%
Operating Profit (Loss)    163.5       153.5      6.5%       250.8       218.9    14.6%
Operating Profit Margin      7.1%        7.3%     N/A          5.8%        5.7%    N/A
D&A                         72.0        81.3    -11.4%       152.3       162.8    -6.4%
Capital Expenditures        59.2        56.5      4.8%        97.1        91.6     6.0%

Broadcasting

Broadcasting sales for the second quarter and first six months of 1995 were up $13 million and $25 million, respectively, compared to the same periods last year. Operating profit for the second quarter and first six months increased $7 million and $8 million, respectively, compared to the same periods. Higher television and radio advertising revenues, coupled with benefits from cost containment initiatives, generated the increased Broadcasting profits during these periods. Gains in the radio and television operations were partially offset by operating losses for the production company. Increased costs for two new television programs under development by the production company contributed to these losses. Group W Satellite Communications also showed a slight increase in revenues and operating profit for the quarter and first six months despite the negative impact of the national baseball strike earlier in the year.


Electronic Systems

Orders for the second quarter and first half of 1995 were up $13 million and $179 million, respectively, over the same periods of 1994. A large marine propulsion order, a space classified project, and the acquisition of Norden Systems, the unit acquired from United Technologies in May 1994, were the primary reasons for the increased order levels in 1995. Backlog at June 30, 1995 was $3.7 billion compared to $3.9 billion at June 30, 1994.

Increased revenues from core defense electronics operations, including Norden, from air traffic control, and from mail processing systems generated an increase in revenues of $163 million for the second quarter of 1995 and $321 million for the first six months of 1995 compared to the same periods last year. Operating profit for the second quarter and first half of 1995 increased $14 million and $12 million, respectively, compared to the same periods last year. Increased revenues coupled with savings from restructuring initiatives resulted in these higher operating profit levels.


Government and Environmental Services

Orders decreased $12 million for the second quarter and $18 million for the first six months of 1995 compared to the same periods of 1994 primarily due to the sale of the Aptus environmental services subsidiary in March 1995. Backlog was up $34 million at June 30, 1995 compared to the same period last year due to the buildup of container orders in late 1994, several government remediation contracts, and a large material order for the U.S. Navy, partially offset by the sale of Aptus.

Revenues for the second quarter and first six months of 1995 declined $15 million and $13 million, respectively, compared to the same periods last year due to the sale of Aptus and the expiration in late 1994 of a contract to manage a Department of Energy facility in Idaho. Despite lower revenues, operating profit was flat in the second quarter and the first six months of 1995 as cost improvements from restructuring initiatives offset the lower revenues.


Thermo King

Thermo King continued to post strong results. Orders rose $38 million for the quarter and $102 million for the first half of 1995 compared to the same periods in 1994. Backlog increased $70 million from June 30, 1994, reflecting the strong truck and trailer market in Europe and the higher level of orders for the North American truck and trailer and container markets.

Revenues increased $59 million for the quarter and $145 million for the first six months with international revenues up over 60 percent for the first six months of 1995 compared to the same period in 1994.

The volume increases and the product cost improvement programs increased operating profit $11 million for the quarter and $27 million for the first half of 1995 compared to the same periods last year.


Energy Systems

Orders for the second quarter and first six months of 1995 declined $56 million and $48 million, respectively, due to a large fuel order that was booked in the second quarter of 1994. Backlog at June 30, 1995 was $2.8 billion, up $158 million over June 30, 1994.


Revenues for the second quarter of 1995 declined $13 million and were flat for the first six months of 1995 compared to the same periods in 1994. The quarterly fluctuations resulted from the timing of scheduled power plant outages with utilities for services and fuel which occurred in the first quarter of 1995 compared to the second quarter of 1994. Operating profit for the second quarter decreased $14 million compared to the same quarter last year due to the lower revenues and a $5 million charge for restructuring costs consisting primarily of employee separation costs. Operating profit for the first six months of 1995 decreased $18 million compared to 1994 as a result of reduced licensee income, increased discounts, and the restructuring charge, partially offset by cost savings from restructuring initiatives.


Power Generation

Orders declined $300 million in the second quarter of 1995 and $184 million in the first six months of 1995 compared to the same periods in 1994 due to several significant orders for China and England in the second quarter of 1994. Power Generation's backlog at June 30, 1995 of $2.8 billion was up $408 million, or 17 percent, compared to the same period last year. International orders represent more than 40 percent of the total backlog at June 30, 1995.

For the second quarter and first six months of 1995, higher field service and new apparatus sales, partially offset by lower factory service sales, increased revenues $45 million and $76 million, respectively, compared to the same periods last year. Although volume and revenues improved, the operating losses for the quarter and first half increased $22 million and $29 million, respectively, compared to the same periods in 1994. Lower price realization on new apparatus has had a major impact on operating profits in recent periods. Cost savings from restructuring initiatives partially offset the deteriorations in price. Further actions to align the cost base through workforce reductions and other cost reductions were initiated in July 1995 by the announcement of a restructuring program for the separation of over 500 employees. The costs for this program, which are expected to approximate $25 million, will be recognized in the third quarter.


Knoll

Continued strength in the North American market and an improved European market increased orders for the second quarter and first half of 1995 by $16 million and $39 million, respectively, compared to the same periods last year. Backlog decreased $20 million compared to June 30, 1994 due to several large project orders that were completed during 1994.

Revenues increased $15 million for the second quarter of 1995 and $45 million for the first half of 1995 compared to the same periods last year. New products, strong sales across all product lines, and improved quick delivery programs contributed to this increase.

The increased volume in North America and Europe and aggressive cost reduction programs begun in 1994 resulted in an operating profit increase of $20 million for the second quarter and $41 million for the first six months of 1995 compared to the same periods in 1994.

The strong orders, revenues, and improvements in operating profit are indicative of the dramatic turnaround Knoll began late last year.


WCI

Revenues were down approximately $22 million for the second quarter and first six months of 1995 compared to the same periods last year. Operating profit declined $8 million for the second quarter and $9 million for the first half of 1995 compared to the same periods in 1994. Timing of homesite sales between the second quarter and third quarter of 1994 caused these variances. In July 1995, the Corporation sold WCI and acquired a 24 percent equity interest in the new business.


Other Businesses

The sale of Controlmatic in May 1994, Gladwin in December 1994, and Westinghouse Motor Company in April 1995 caused revenues for the second quarter and first half of 1995 to decline $37 million and $67 million, respectively, compared to the same periods in 1994.

The operating losses for the same periods decreased $3 million and $12 million, respectively, primarily due to the Controlmatic divestiture. Progress continues toward divesting the remainder of these businesses.

DISCONTINUED OPERATIONS

In November 1992, the Corporation announced a Plan (the Plan) that included exiting the financial services business and selling both DCBU and WESCO. The portfolio investments of Financial Services have decreased from $8,967 million at year-end 1992, to $1,043 million at June 30, 1995, a decrease of $7,924 million. The Corporation completed the sales of DCBU and WESCO during the first quarter of 1994.

The liability for the estimated loss on the disposal of Discontinued Operations was established in November 1992. In the fourth quarter of 1993, the Corporation recorded an additional provision for loss based on changes in various estimates.

A summary of the changes in the liability for the estimated loss on the disposal of Discontinued Operations during the first six months of 1995 is presented in the following table:


LIABILITY FOR ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (in millions)(unaudited)

                             Financial     DCBU &      Restruc-
                              Services      WESCO       turing        Total
                             ---------     ------      --------     --------
December 31, 1994               $  80       $ 60        $   5         $ 145
Year-to-date activity             (64)       (10)          (1)          (75)
                             ---------     ------      --------     --------
June 30, 1995                   $  16       $ 50        $   4         $  70
                             =========     ======      ========     ========

The liability for estimated loss on disposal of financial services' assets is shown net of expected gains on future asset liquidations. Future disposition costs relating to the sales of DCBU and WESCO include product warranty claims, medical claims, employee separation costs and potential environmental remediation costs. Management believes that the total liability for the estimated loss on disposal of Discontinued Operations is adequate. Any variances from estimates which may occur for one Plan component will be considered in conjunction with those for other components in determining whether an adjustment of the total liability is necessary. The adequacy of this liability is evaluated each quarter.

A summary of changes in net debt of Discontinued Operations for the first six months of 1995 is presented in the table below:

CHANGES IN NET DEBT OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

Net Debt at December 31, 1994                                         $ 1,166

Liquidation of Discontinued Operations assets                            (159)
Cash used in operating activities of Discontinued Operations               50
Net cash received from Continuing Operations                               (6)
                                                                      -------
Net Debt at June 30, 1995                                             $ 1,051
                                                                      =======

Of the remaining net debt of Discontinued Operations at June 30, 1995, approximately $550 million is expected to be repaid during the remainder of 1995. Approximately $150 million is expected to be repaid through the liquidation of portfolio investments of Financial Services. The remaining 1995 debt repayment of $400 million is expected to occur when cash is received from Continuing Operations in conjunction with the sale of WCI.

Noncash proceeds from the sale of WCI of approximately $100 million of mortgage receivables also are expected to be received from Continuing Operations. The Corporation believes that the debt of Discontinued Operations at year-end 1995 will be supportable by the assets of Discontinued Operations and can be repaid as the portfolio liquidates over its contractual terms.

DISPOSITION OF NON-STRATEGIC BUSINESSES

During the fourth quarter of 1993, the Corporation identified certain businesses as non-strategic and provided for the cost of their disposition. Non-strategic businesses generally included parts of the former Environmental Services business unit and all of the businesses in the Industrial Products and Services business unit. During 1994, the Corporation completed the sales of Controlmatic and Gladwin Corporation. On March 31, 1995, the sale of Aptus, Inc., an environmental services subsidiary, was completed. On April 12, 1995, the Corporation completed the transfer of its 75 percent equity interest in the Westinghouse Motor Company to TECO Electric & Machinery Co., Ltd. Also in the second quarter, the Corporation signed agreements to sell three plants and announced its intentions to close another. The Corporation continues to pursue the disposition of the remaining non-strategic businesses.

Activity relating to the liability for disposition of non-strategic businesses for the first six months of 1995 is summarized below:


LIABILITY FOR DISPOSITION OF NON-STRATEGIC BUSINESSES
(in millions)(unaudited)

Balance at December 31, 1994                                $187
Additional provision                                           7
Disposal of businesses                                       (10)
                                                          ------
Balance at June 30, 1995                                    $184
                                                          ======

OTHER INCOME AND EXPENSES

Other income and expenses represents a net expense of $2 million for the second quarter of 1995 compared to income of $16 million for the second quarter of 1994. For the first six months of 1995, other income and expenses represents a net expense of $4 million compared to a $55 million income for the first six months of 1994. The 1994 periods include gains on dispositions of assets, principally two Sacramento radio stations in the first quarter and a WCI investment in a shopping center development joint venture in the second quarter.

INTEREST EXPENSE

Interest expense for Continuing Operations for the second quarter of 1995 was $16 million higher than the same period of 1994. For the first six months of 1995, interest expense was $27 million higher than the same period of 1994. These increases reflected the fourth quarter 1994 transfer of debt to Continuing Operations from Discontinued Operations. Although combined average debt outstanding under the revolving credit facilities decreased, Continuing Operations' average debt outstanding increased over $450 million for the first six months of 1995 compared to the same period of 1994. Average interest rates for short-term debt outstanding also increased significantly over the prior year's six-month period.

By December 31, 1995, the Corporation expects to reduce the existing debt of Continuing Operations by up to $300 million compared to year-end 1994 debt levels.


INCOME TAXES

The Corporation's effective income tax rate for the first six months of both 1995 and 1994 was 38%. This rate is consistent with management's expectations for the year.

At June 30, 1995, the Corporation had recorded net deferred income tax benefits totalling $2,358 million compared to $2,380 million at December 31, 1994. Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.


LIQUIDITY AND CAPITAL RESOURCES

Overview

The Corporation manages its liquidity as a consolidated enterprise without regard to whether assets or debt are classified for balance sheet purposes as part of Continuing Operations or Discontinued Operations. As a result, the discussion below focuses on the Corporation's consolidated cash flows and capital structure.

In recent years, the Corporation has taken several actions to reduce its leverage and rebuild its capital structure. As a result, in 1994, net debt (total debt less cash and cash equivalents) was reduced by $1.7 billion. The Corporation intends to continue to reduce its existing consolidated net debt by up to $1 billion in 1995. Of this reduction, $700 million is expected to be debt of Discontinued Operations and will result from the continued liquidation of portfolio investments and from the sale of WCI. The debt of Continuing Operations is expected to be reduced up to $300 million primarily through the sale of non-strategic businesses.

Management expects that cash from Continuing Operations and availability under its revolving credit facility will continue to be sufficient to meet ordinary future business needs. Other sources of liquidity generally available to the Corporation include cash and cash equivalents, proceeds from sales of non-strategic assets and borrowings from other sources, including funds from the capital markets. Management continually reviews the Corporation's capital structure and associated interest costs.

The acquisition of CBS will have a significant near-term impact on the Corporation's leverage, given that the total purchase price of $5.4 billion is expected to be financed by bank borrowings. However, management believes that this higher financial leverage is supportable by the significant level of cash flows generated by CBS in addition to the operating cash flows provided by the Corporation. Additionally, the Corporation may sell or joint venture assets to repay $1.5 billion to $2 billion of debt.


Operating Activities

The following table provides a reconciliation of net income to cash provided by operating activities of Continuing Operations for the six months ended June 30, 1995 and 1994:

RECONCILIATION OF NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES

                                                     Six Months Ended June 30
                                                    --------------------------
(in millions) (unaudited)                              1995              1994
                                                       ----              ----
Net income from Continuing Operations                $   74            $  111
Noncash items included in income:
  Depreciation and amortization                         152               163
  Losses (gains) on asset dispositions                    8               (46)
  Change in assets and liabilities, net of effects
  of acquisitions and divestitures of businesses:
    Receivables, current and noncurrent                  27               187
    Inventories                                         (50)              (68)
    Progress payments net of costs on uncompleted
     contracts                                         (194)             (208)
    Accounts payable                                    (92)              (65)
    Deferred and current income taxes                    18                (3)
    Accrued restructuring costs                         (34)              (96)
    Other assets and liabilities                          1                29
                                                     ------            ------
Cash provided (used) by operating activities
   of Continuing Operations                          $  (90)           $    4
                                                     ======            ======

The operating activities of Continuing Operations used $90 million of cash during the first six months of 1995 compared to $4 million of cash provided for the same period of 1994. The increase in operating cash requirements during the first six months of 1995 was primarily attributable to increased levels of receivables compared to the same period of 1994 offset somewhat by lower restructuring expenditures. Customers continue to demand more favorable payment terms under major contracts, increasing the Corporation's investment in uncompleted contracts. Management continues to focus significant effort in this area and expects to substantially reduce working capital requirements by year-end 1995.

Savings from the Corporation's restructuring activities are expected to essentially offset related cash expenditures in 1995.

Management expects to contribute approximately $300 million in cash to the Corporation's pension plans in 1995 which is consistent with the 1994 cash contribution level. No contributions were made in the first six months of either period.

The operating activities of Discontinued Operations used $50 million of cash during the first six months of 1995 compared to cash used of $175 million for the same period of 1994. The decrease in operating cash requirements during the first six months of 1995 was primarily attributable to lower interest expense resulting from lower levels of outstanding debt, as well as lower expenditures for the divestitures of DCBU and WESCO. The future operating cash requirements of Discontinued Operations will be attributable primarily to interest costs on debt, operating costs, and disposition costs related to DCBU and WESCO.

Investing Activities

Investing activities provided $329 million of cash during the first six months of 1995 compared to $1,454 million of cash provided during the same period of 1994. In the first six months of 1995, the Corporation completed the sale of Aptus, Inc., an environmental services subsidiary, and the transfer of its 75 percent interest in the Westinghouse Motor Company. The majority of the proceeds for these transactions consisted of cash and notes. In addition, the Corporation purchased the Plant Services Division of Vectra Technologies, Inc., a provider of chemical decontamination and cleaning services for approximately $15 million and paid an additional $22 million in connection with the 1994 acquisition of Norden Systems. During the second quarter of 1995, the Corporation also received cash proceeds of $239 million from the sale of investments held in two trusts established to fund employee benefit plans and replaced the trust investments with Westinghouse common stock.

In the first six months of 1994, the Corporation sold its DCBU and WESCO businesses as well as two Sacramento radio stations generating cash proceeds of $1.4 billion and $50 million, respectively. In addition, the Corporation purchased Norden for cash of approximately $73 million. Liquidations of Financial Services portfolio investments generated $159 million in the first six months of 1995 compared to cash generated of $220 million for the same period of 1994.

Capital expenditures were $97 million for the first six months of 1995, an increase of $5 million over the same period of 1994. Capital spending in 1995 is expected to approximate the 1994 level.

During the remainder of 1995, the Corporation expects to generate substantial cash proceeds through the continued liquidation of portfolio investments of Discontinued Operations, sales of non-strategic businesses, and the sale of WCI.

Financing Activities

Cash used by financing activities during the first six months of 1995 totalled $64 million compared to cash used of $2,099 million during the same period of 1994. The decrease in the financing cash outflows was primarily attributable to significantly lower repayments under the revolving credit facilities.

Net debt of the Corporation decreased $140 million at June 30, 1995 to $3,253 million from $3,393 million at December 31, 1994, primarily reflecting debt repaid from the liquidation of assets and sale of non-strategic businesses during the first six months of 1995. Total debt of the Corporation was $3,722 million at June 30, 1995, a decrease of $15 million from $3,737 million at December 31, 1994. Repayment of $750 million to $1 billion of debt, in total, is expected in 1995.

Two new revolving credit agreements with more favorable terms and conditions than the previous facility were executed in August 1994 (see Revolving Credit Facilities). Total borrowings under the revolvers were $967 million at June 30, 1995. These borrowings carried a composite interest rate of 6.5% at June 30, 1995 and were based on the London Interbank Offer Rate (LIBOR). The Corporation allowed one facility with a commitment level of $500 million to expire on August 4, 1995.

In March 1994, the Corporation sold in a private placement depositary shares representing 3,600,000 shares of Series C preferred stock for net proceeds of $505 million. These shares will convert to 36,000,000 common shares in June 1997. The Series B preferred stock, sold in June 1992, will convert to 32,890,000 shares of common stock on September 1, 1995.

Dividends paid in the 1995 first six months included approximately $23 million for dividends for the Series C preferred stock issued in March 1994 and $25 million for the Series B preferred shares. The remainder represented common stock dividends of 5 cents per share for both quarters.

On August 26, 1992, the Corporation filed a registration statement on Form S-3 for the issuance of up to $1 billion of debt securities. At June 30, 1995, $400 million of this shelf registration remained unused.

Securities Ratings

On July 18, 1995, Standard and Poor's placed the Corporation's senior debt on CreditWatch for possible downgrade and attributed the action to wide-spread press reports of a possible acquisition of CBS. On August 1, 1995, Moody's Investors Service placed the Corporation's credit ratings under review for possible downgrade following the Corporation's announcement regarding the acquisition of CBS in a cash transaction for $5.4 billion. Also, in light of the announcement, on August 2, 1995, Fitch Investors Service, Inc. placed the Corporation's senior debt on FitchAlert with negative implications.

Revolving Credit Facilities

On August 5, 1994, the Corporation replaced its December 1991 revolver with two revolving credit agreements (revolvers). These facilities had a combined commitment level of $2.5 billion, with $2.0 billion maturing on August 4, 1997 (three-year revolver) and $500 million maturing on August 4, 1995. The $500 million facility was allowed to expire on August 4, 1995 as the Corporation's liquidity position had improved, making this facility unnecessary. Borrowings under the revolver are used for general corporate purposes, including the repayment of maturing long-term debt. The interest rates for borrowings under the revolver are determined at the time of each borrowing and are based on one of a variety of floating rate indices plus a margin based on the Corporation's long-term debt ratings.

Unused capacity under the revolvers equalled $1,533 million at June 30, 1995. Borrowing availability is subject to compliance with certain covenants, representations and warranties. At June 30, 1995, the Corporation was in compliance with these covenants.

The Corporation is currently negotiating three new bank credit facilities, the commitments under which are expected to total $7.5 billion. Borrowings under the facilities will be used to finance the purchase of CBS and replace the existing revolver. Borrowings under the new facilities will not occur until the consummation of the merger.

Hedging Activities

Prior to the adoption of the Plan, Financial Services entered into interest rate and currency exchange agreements to manage the interest rate and currency risk associated with various debt instruments. No transactions were speculative or leveraged. Given their nature, these agreements have been accounted for as hedging transactions. A summary of notional amounts outstanding at June 30, 1995 is presented in the table below:

INTEREST RATE AND CURRENCY EXCHANGE AGREEMENTS-NOTIONAL AMOUNTS OUTSTANDING (in millions)(unaudited)

                                    Short-Term       Long-Term
At June 30, 1995                       Debt            Debt          Total
                                    ----------       ---------       -----
Continuing Operations                 $ 209           $   -          $ 209
Discontinued Operations                   -             374            374
                                      -----           -----          -----
Notional amounts                      $ 209           $ 374          $ 583
                                      =====           =====          =====


The average remaining maturity of interest rate and currency exchange agreements was 13 months at June 30, 1995.

Of the total notional amount outstanding at June 30, 1995, $359 million relates to interest rate swaps with rate and maturity characteristics set forth in the table below:


CONTRACTUAL MATURITIES OF INTEREST RATE SWAPS (in millions)(unaudited)

Twelve months ended June 30,           Total    1996    1997    1998    1999    2000
                                       -----    ----    ----    ----    ----    ----
Fixed rate swaps (pay fixed):
Notional amount                        $209     $ 75    $  4    $ 50    $ 30    $ 50
Wtd. avg. fixed rate paid              8.83%    8.45%  13.02%   8.73%   8.92%   9.08%

Floating rate swaps (pay floating):
Notional amount                        $150     $150       -       -       -       -
Wtd. avg. fixed rate received          8.74%    8.74%      -       -       -       -

Under the majority of the swap agreements, the floating rate received or paid is based on the average 30-day commercial paper rate for the relevant period. This rate was 6.1% on June 30, 1995. The floating rate received or paid on the remaining agreements is based on six month LIBOR and is set on dates specified in the agreements. This rate was 6.0% on June 30, 1995.

The remaining $224 million notional amount outstanding at June 30, 1995 consists of a $150 million interest rate floor agreement and a $74 million interest rate and currency swap.

The Corporation's credit exposure under interest rate and currency exchange agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, Financial Services selected high credit quality counterparties. At June 30, 1995, the aggregate credit exposure to counterparties totalled approximately $94 million. This exposure resulted primarily from an interest rate and currency swap with a counterparty rated A+. The contract matures in February 1996.

In the first six months of 1995, outstanding interest rate exchange agreements resulted in a net increase in the average borrowing rate for Continuing Operations of approximately 0.2% and a net decrease for Discontinued Operations of 0.2%. These agreements resulted in a net increase in interest expense of Continuing Operations of approximately $3 million and a net decrease in interest expense of Discontinued Operations of approximately $1 million.

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

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," the combined total sales for those operations were less than 0.5% of the Corporation's sales for the first six months of 1995. Any translation adjustments resulting from converting the local currency balance sheets and income statements of designated hyperinflationary subsidiaries into U.S. dollars are recorded as period costs in accordance with SFAS No. 52.

OTHER MATTERS

Environmental Matters

Compliance with federal, state, and local laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management has estimated the total probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known. See note 8 to the financial statements.

At June 30, 1995, the Corporation had accrued liabilities totalling $77 million for sites where it has been either named a potentially responsible party (PRP) or has other remedial responsibilities, $70 million for the Bloomington sites and $29 million for decommissioning costs at facilities where the Corporation has ongoing operations. In conjunction with the sales of certain of its businesses, the Corporation has also provided for remediation costs related to past operations of such sites.

Management believes that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.

Legal Matters

The Corporation is defending a number of lawsuits on various matters. See note 8 to the financial statements. Costs to defend these lawsuits are charged to operations in the period in which the services are rendered.

Since 1993, the Corporation has entered into agreements to resolve seven litigation claims, including the recent settlement of a claim by a co-plaintiff in a pending lawsuit. These litigation claims are in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. These agreements generally involve providing certain products and services at prices discounted at varying rates. The future impact of these discounts on operating results will be incurred over the next 15 years with the greatest impact occurring during the next nine years.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of these cases and although management believes a significant adverse judgment is unlikely, any such judgments could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced in note 8, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

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




PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


a) As previously reported, the Corporation is defending an action in Matagorda County, Texas initiated by Houston Lighting and Power Company and its co-owners seeking damages of approximately $780 million for alleged breach of contract, misrepresentation, state law violations and violations of the Texas Deceptive Trade Practices Act arising out of the Corporation's supply of nuclear steam supply systems for the South Texas Project. Trial commenced in this action on July 5, 1995.

b) As previously reported, the Corporation is defending an action in the Western District of Pennsylvania involving claims by Portland General Electric Company and the Eugene Water & Electric Board ("Eugene Board") for breach of contract, negligence, fraud, negligent misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") arising out of the Corporation's design, manufacture and installation of steam generators at the Trojan Nuclear Plant in Ranier, Oregon. The Eugene Board owns 30% of the Trojan plant. The Eugene Board's claims were dismissed on May 17, 1995 pursuant to a settlement with the Corporation. After reflecting this settlement, the remaining damages for this case approximate $270 million.

c) As previously reported, the Corporation is defending consolidated suits in federal court in Maryland by the Equal Employment Opportunity Commission ("EEOC") and former employees of the Corporation's Electronic Systems Group with respect to alleged age discrimination and discriminatory employment practices in connection with reductions in force necessitated by the federal government's cancellation of all contracts pertaining to the carrier-based A-12 aircraft program. The suits seek back pay, interest, liquidated damages, reinstatement of employment, court costs, and any other relief that may be deemed appropriate. At the start of the case, there were 388 employees in the EEOC action, but during the past several months, 125 of the employees have consented to the dismissal of their claims, and two of these employees have also consented to the dismissal of their individual suits. The court adopted a case management plan for the remaining claimants involving a series of trials centered on separate divisions within Electronic Systems. The first trial has been postponed until January 1996, and no other trials have been scheduled.

d) The Corporation also has been named as one of the multiple defendants in about 50 asbestos cases, and as a third-party defendant in about 2,100 more such suits that have been consolidated in the Baltimore City Circuit Court. In the course of a 1994 trial focusing on five representative plaintiffs whose claims involved defendants other than the Corporation, the jury determined that two Westinghouse products were defective due to their asbestos content, and due to the Corporation's alleged failure to provide adequate warnings of the health hazards associated with those products. These findings may be binding on the Corporation in future proceedings in the consolidated litigation with plaintiffs who have asserted claims against the Corporation; however, each claimant would have to prove that he developed an asbestos-related disease, that he was exposed to a Westinghouse product, and that this exposure was a substantial factor in the development of the disease. Any award of compensatory damages would be apportioned among the defendants found liable, and would be subject in large part to the Corporation's insurance coverage. The court exonerated the Corporation in June 1995 from liability for punitive damages on the grounds that there was insufficient evidence that the Corporation knew its products posed a risk of harm. The plaintiffs are expected to appeal the ruling on punitive damages.

       In addition to the Baltimore litigation described herein, the Corporation is a defendant in other asbestos lawsuits which have been brought in this and other jurisdictions.

e) As previously reported, the Corporation is one of several defendants in a fraudulent conveyance action by the Official Committee of Unsecured Creditors of Phar-Mor, Inc. arising out of an August, 1991 Phar-Mor tender offer in which the Corporation received about $30 million, and an additional $20 million from the tender of Phar-Mor stock by the DeBartolo Family Limited Partnership ("DeBartolo") pursuant to a prior Westinghouse loan to DeBartolo that was collateralized by DeBartolo's Phar-Mor holdings. The fraudulent conveyance action was transferred from bankruptcy court in Cleveland to the Western District of Pennsylvania and consolidated with about 50 other cases involving Phar-Mor. Trial is scheduled to begin in September 1995.

       Included in the consolidated cases is an action by the Corporation seeking damages in connection with loans to, and equity investments in, Phar-Mor. On May 2, 1995 the Corporation concluded a settlement in this litigation with Phar-Mor's chief executive officer and controlling shareholder and certain other parties, which has resulted in the dismissal of all cross-claims and third-party complaints as between the Corporation and these parties. The action is now limited to the Corporation's claims against Coopers & Lybrand ("Coopers"), Phar-Mor's former accountants, for securities violations, fraud, negligent misrepresentation, and breach of contracts to which the Corporation was a third-party beneficiary. Coopers obtained a summary judgment on the negligent misrepresentation claim, and on some of the breach of contract claims. The Corporation has moved for reconsideration of the summary judgment order. Trial is scheduled to begin in the action against Coopers immediately following the conclusion of the fraudulent conveyance action.


Litigation is inherently uncertain and always difficult to predict.
Substantial damages are sought in the above matters, and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described above, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the Corporation was held on April 26, 1995.

(b) The following matters were submitted to a vote of the shareholders at the annual meeting:


  (i) In connection with the election of eleven directors, the following votes were cast for or withheld from the following candidates:

                                                FOR               WITHHELD
               Frank C. Carlucci                278,363,192       6,291,114
               Robert E. Cawthorn               278,486,578       6,167,728
               Gary M. Clark                    278,784,776       5,869,530
               George H. Conrades               278,796,589       5,857,717
               William H. Gray III              278,349,862       6,304,444
               Michael H. Jordan                278,805,447       5,848,859
               David T. McLaughlin              278,469,987       6,184,319
               Richard M. Morrow                278,417,579       6,236,727
               Richard R. Pivirotto             278,364,346       6,289,960
               Paula Stern                      278,540,840       6,113,466
               Robert D. Walter                 278,881,662       5,772,644


  (ii) A management proposal regarding the election of Price Waterhouse as independent accountants was presented at the meeting and 279,336,340 shares of common stock were voted for, 3,329,954 shares were voted against, and 1,988,012 shares abstained in connection with the adoption of this resolution, the text of which is set forth on pages 29 and 30 of the Corporation's Proxy Statement dated March 10, 1995, and incorporated herein by reference.

  (iii) A management proposal concerning approval of an amendment to the Corporation's Deferred Stock and Compensation Plan for Directors was presented at the meeting, and 254,703,438 shares of common stock were voted for, 25,386,873 shares were voted against, and 4,563,995 shares abstained, in connection with the adoption of this proposal, the text of which is set forth on pages 30 through 34 of the Corporation's Proxy Statement dated March 10, 1995 and incorporated herein by reference.

  (iv) A management proposal concerning approval of an amendment to the Corporation's 1993 Long-Term Incentive Plan was presented at the meeting, and 259,996,046 shares of common stock were voted for, 19,928,770 shares were voted against, and 4,729,490 shares abstained, in connection with the adoption of amendments to the 1993 Long-Term Incentive Plan, the text of which is set forth on pages 34 and 35 of the Corporation's Proxy Statement dated March 10, 1995, and incorporated herein by reference.

  (v) A shareholder's resolution concerning tying compensation to the dividend was presented at the meeting and 27,976,232 shares of common stock were voted for, 165,196,178 shares were voted against, 8,246,852 shares abstained, and there were 83,235,044 broker non-votes in connection with this resolution, the text of which is set forth on pages 35 through 37 of the Corporation's Proxy Statement dated March 10, 1995, and incorporated herein by reference.

  (vi) A shareholder's resolution linking compensation to the dividend, terminating all bonuses, and capping executive compensation at one million five hundred thousand dollars was presented at the meeting and 32,645,719 shares of common stock were voted for, 160,794,017 were voted against, 7,979,526 shares abstained, and there were 83,235,044 broker non-votes in connection with this resolution, the text of which is set forth on pages 37 and 38 of the Corporation's Proxy Statement dated March 10, 1995, and incorporated herein by reference.



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


    (10)     MATERIAL CONTRACTS

        (a*) The Annual Performance Plan is incorporated herein by reference to Exhibit 10(a) to Form 10-K/A for the year ended December 31, 1992.

        (b*) The 1993 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 1995.

        (c*) The 1984 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1993.

        (d*) The Westinghouse Executive Pension Plan, as amended, is incorporated herein by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1994.

        (e*) The Deferred Compensation and Stock Plan for Directors, as amended, is incorporated herein by reference to
             Exhibit 10(e) to Form 10-Q for the quarter ended March 31,
             1995.

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

        (k) 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994, among the Corporation as borrower, the Co-Agents and Lenders named therein, and Chemical Bank, as Administrative Agent is incorporated herein by reference to Exhibit 10(r) to Form 10-Q for the quarter ended June 30, 1994.

        (l) Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of August 5, 1994, among the Corporation as Borrower, the Co-Agents and Lenders named therein, and Chemical Bank, as Administrative Agent is incorporated herein by reference to Exhibit 10(s) to Form 10-Q for the quarter ended June 30, 1994.

        (m) Agreement and Plan of Merger among Westinghouse Electric Corporation, Group (W) Acquisition Corporation and CBS, Inc., dated August 1, 1995.


*  Identifies management contract or compensatory plan or arrangement.


     (11)    Computation of Per Share Earnings

     (12)(a) Computation of Ratio of Earnings to Fixed Charges

     (12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

     (27)    Financial Data Schedule



b)           REPORTS ON FORM 8-K:

             None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 1995.



                                      WESTINGHOUSE ELECTRIC CORPORATION


                                      Fredric G. Reynolds
                                      -----------------------------
                                      Executive Vice President and
                                      Chief Financial Officer