Form 10-Q
period 1995-09-30
WESTINGHOUSE ELECTRIC CORP
filed 1995-11-13
CIK 106413

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549-1004


                                  FORM 10-Q


(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
                                              ------------------
                                      OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

                For the transition period from  ---   to   ---
                        Commission file number  1-977
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

                                (412) 244-2000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                -      ---

       Common stock 415,261,641 shares outstanding at October 31, 1995
       ---------------------------------------------------------------

                      WESTINGHOUSE ELECTRIC CORPORATION
                                    INDEX
                      ---------------------------------



                                                                   PAGE NO.
                                                                   --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statement of Income                    3

         Condensed Consolidated Balance Sheet                          4

         Condensed Consolidated Statement of Cash Flows                5

         Notes to the Condensed Consolidated Financial Statements   6-15

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations              15-30



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                30-31

         Item 6.  Exhibits and Reports on Form 8-K                 32-33



SIGNATURE                                                             34

PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS
                      WESTINGHOUSE ELECTRIC CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                  ------------------------------------------
              (in millions except per share amounts) (unaudited)

                                                               Three Months Ended          Nine Months Ended
                                                                 September 30                 September 30
                                                             ---------------------       ---------------------
                                                               1995          1994          1995          1994
                                                               ----          ----          ----          ----
Sales of products and services                               $ 2,130       $ 2,193       $ 6,342       $ 5,914
Costs of products and services                                (1,607)       (1,681)       (4,758)       (4,521)
Restructuring and other actions (note 2)                        (120)            -          (126)            -
Marketing, administration and general expenses                  (431)         (350)       (1,264)       (1,050)
Other income and expenses, net (note 3)                          132             1           131            49
Interest expense                                                 (56)          (43)         (174)         (134)
                                                             -------       -------       -------       -------
Income from Continuing Operations before
  income taxes and minority interest in
  income of consolidated subsidiaries                             48           120           151           258
Income taxes                                                     (23)          (46)          (63)         (100)
Minority interest in income of
  consolidated subsidiaries                                       (1)           (4)           (6)           (6)
                                                             -------        ------       -------       -------
Income from Continuing Operations                                 24            70            82           152

Discontinued Operations, net of income taxes:
  Income from Discontinued Operations                              -             3            16            32

  Estimated loss on disposal of Discontinued Operations          (76)            -           (76)            -
                                                             -------       -------       -------       -------
Income (loss) from Discontinued Operations                       (76)            3           (60)           32
                                                             -------       -------       -------       -------
Net income (loss)                                            $   (52)      $    73       $    22       $   184
                                                             =======       =======       =======       =======

Primary earnings (loss) per common share:
  Continuing Operations                                      $  0.04       $  0.14       $  0.12       $  0.30
  Discontinued Operations                                      (0.19)         0.01         (0.15)         0.08
Primary earnings (loss) per                                  -------       -------       -------       -------
  common stock                                               $ (0.15)      $  0.15       $ (0.03)      $  0.38
                                                             =======       =======       =======       =======

Fully diluted earnings (loss) per common share:
  Continuing Operations                                      $  0.05       $  0.14       $  0.19       $  0.30
  Discontinued Operations                                      (0.17)         0.01         (0.14)         0.08
Fully diluted earnings (loss) per                            -------       -------       -------       -------
  common share                                               $ (0.12)      $  0.15       $  0.05       $  0.38
                                                             =======       =======       =======       =======

Cash dividends per common share                              $  0.05       $  0.05       $  0.15       $  0.15
                                                             =======       =======       =======       =======

         See Notes to the Condensed Consolidated Financial Statements

                      WESTINGHOUSE ELECTRIC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                                (in millions)

                                                        September 30, 1995    December 31, 1994
ASSETS                                                  ------------------    -----------------
------                                                      (unaudited)
  Cash and cash equivalents                                  $   167             $   337
  Customer receivables                                         1,465               1,545
  Inventories (note 4)                                         1,175               1,216
  Uncompleted contracts costs over related billings              788                 555
  Deferred income taxes                                          475                 505
  Prepaid and other current assets                               243                 163
                                                             -------             -------
  Total current assets                                         4,313               4,321
  Plant and equipment, net                                     1,741               1,892
  Intangible and other noncurrent assets (note 5)              3,450               3,218
  Net assets of Discontinued Operations (note 7)                 942                 904
                                                             -------             -------
  Total assets                                               $10,446             $10,335
                                                             =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Revolving credit borrowings and
    other short-term debt                                    $   308             $   662
  Current maturities of long-term debt                           321                   9
  Accounts payable                                               680                 826
  Uncompleted contracts billings over related costs              439                 473
  Other current liabilities (note 6)                           1,633               1,634
                                                             -------             -------
  Total current liabilities                                    3,381               3,604
  Long-term debt                                               1,746               1,876
  Other noncurrent liabilities (note 6)                        3,481               3,033
                                                             -------             -------
  Total liabilities                                            8,608               8,513
                                                             -------             -------
  Contingent liabilities and commitments (note 8)
  Minority interest in equity of consolidated
    subsidiaries                                                 118                  30

  Shareholders' equity (note 9):
  Preferred stock, $1.00 par value (25 million
    shares authorized):
     Series A preferred (no shares issued)                         -                   -
     Series B conversion preferred (no shares
       and 8 million shares issued)                                -                   8
     Series C conversion preferred (4 million
       shares issued)                                              4                   4
  Common stock, $1.00 par value (630 million shares
    authorized, 426 million and 393 million shares issued)        426                393
  Capital in excess of par value                                1,868              1,932
  Common stock held in treasury                                  (776)              (870)
  Other                                                          (991)            (1,000)
  Retained earnings                                             1,189              1,325
                                                              -------            -------
  Total shareholders' equity                                    1,720              1,792
                                                              -------            -------
  Total liabilities and shareholders' equity                  $10,446            $10,335
                                                              =======            =======

         See Notes to the Condensed Consolidated Financial Statements

                      WESTINGHOUSE ELECTRIC CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                           (in millions) (unaudited)

                                                             Nine Months Ended September 30
                                                             ------------------------------
                                                                   1995           1994
                                                                   ----           ----
Cash used by operating activities
   of Continuing Operations                                       $  (109)        $   (43)

Cash used by operating activities
  of Discontinued Operations                                          (42)           (208)

Cash flows from investing activities:
  Business divestitures                                               272              50
  Liquidation of assets of Discontinued Operations                    700           1,616
  Business acquisitions                                               (84)            (81)
  Capital expenditures                                               (156)           (154)
  Liquidation of trust investments                                    305               -
  Other                                                                 7              16
                                                                  -------         -------
Cash provided by investing activities                               1,044           1,447
                                                                  -------         -------
Cash flows from financing activities:
  Bank revolver borrowings                                          1,065             265
  Bank revolver repayments                                         (1,617)         (2,255)
  Net change in other short-term debt                                 (73)            (63)
  Repayments of long-term debt                                       (234)           (536)
  Long-term borrowings                                                  -               5
  Sale of equity securities                                             -             505
  Treasury stock reissued                                              55              44
  Dividends paid                                                     (127)           (111)
  Bank fees paid                                                     (136)             (3)
  Other                                                                 -              21
                                                                  -------         -------
Cash used by financing activities                                  (1,067)         (2,128)
                                                                  -------         -------
Decrease in cash and cash equivalents                                (174)           (932)
Cash and cash equivalents at beginning of period                      344           1,248
                                                                  -------         -------
Cash and cash equivalents at end of period                        $   170         $   316
                                                                  =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid -- Continuing Operations                            $   173         $   126
                                                                  =======         =======
Interest paid -- Discontinued Operations                          $    60         $   170
                                                                  =======         =======
Income taxes paid                                                 $    58         $    87
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

When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. Certain amounts pertaining to the nine months ended September 30, 1994 and the year ended December 31, 1994 have been reclassified for comparative purposes.

In July 1995, the Corporation sold WCI Communities, Inc. (WCI), its land development subsidiary that was previously reported as a separate industry segment in Continuing Operations. As a result, certain financial information previously issued has been restated to give effect to the classification of WCI as a Discontinued Operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). See note 7 to the financial statements. The Corporation previously classified as Discontinued Operations its Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO) and its Financial Services business in conjunction with a 1992 plan to exit these businesses.

In the opinion of management, the Condensed Consolidated Financial Statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year.


2.  RESTRUCTURING AND OTHER ACTIONS

During the third quarter of 1995, management approved new restructuring projects with costs totalling $120 million primarily for the separation of 1,893 additional employees. Second quarter projects costing $21 million involved the separation of 338 employees. Affected employees have been notified of their separation, although the effective dates may not occur for several months. Certain amounts accrued for prior restructuring projects, primarily related to the 1993 restructuring program, were applied to second quarter project costs to reduce the required restructuring charge by $15 million.

1995 RESTRUCTURING PROGRAM
(in millions)(unaudited)

                     Employee    Separation     Other                     Net
                   Separations      Costs       Costs    Adjustments    Charge
                   -----------   ----------     -----    -----------    ------
Electronic Systems    1,336         $ 67         $ 3         $(18)        $ 52
Energy Systems           20            4           -            3            7
Power Generation        543           23           5            -           28
Corporate and Other     332           35           4            -           39
                      -----         ----         ---         ----         ----
Total restructuring   2,231         $129         $12         $(15)        $126
                      =====         ====         ===         ====         ====

3.  OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                       September 30                  September 30
                                                     ------------------            ------------------
                                                      1995        1994              1995        1994
                                                      ----        ----              ----        ----
Net gain (loss) on disposition of assets              $125         $(1)             $117         $35
Miscellaneous, net                                       7           2                14          14
                                                      ----         ---              ----         ---
Other income (expenses), net                          $132         $ 1              $131         $49
                                                      ====         ===              ====         ===


The net gain on disposition of assets for the nine months ended September 30, 1995 includes third quarter gains of $115 million from the sale of the Corporation's 62% interest in MICROS Systems, Inc. and $13 million from the sale of an equity investment.

The net gain on disposition of assets for the nine months ended September 30, 1994 includes a first quarter gain of $32 million from the sale of two Sacramento radio stations.


4.  INVENTORIES (in millions)

                                                       September 30, 1995    December 31, 1994
                                                       ------------------    -----------------
                                                             (unaudited)
Raw materials                                               $   154              $   158
Work in process                                                 805                  755
Finished goods                                                  125                  156
                                                            -------              -------
                                                              1,084                1,069
Long-term contracts in process                                1,165                  862
Progress payments to subcontractors                             105                   97
Recoverable engineering and development costs                   484                  437
Less:  Inventoried costs related to contracts
       with progress billing terms                           (1,663)              (1,249)
                                                            -------              -------
Inventories, net                                            $ 1,175              $ 1,216
                                                            =======              =======


5.  INTANGIBLE AND OTHER NONCURRENT ASSETS (in millions)

                                                       September 30, 1995    December 31, 1994
                                                       ------------------    -----------------
                                                          (unaudited)
Deferred income taxes                                       $ 1,449              $ 1,517
Goodwill and other intangible assets                          1,134                1,119
Intangible pension asset                                        114                  114
Joint ventures, affiliates, and other                            99                   91
Noncurrent receivables                                          211                  129
Other                                                           443                  248
                                                            -------              -------
Total intangible and other noncurrent assets                $ 3,450              $ 3,218
                                                            =======              =======

6.  OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                          September 30, 1995   December 31, 1994
                                          ------------------   -----------------
                                               (unaudited)
Other current liabilities:
-------------------------
Accrued employee compensation                     $  205             $  194
Income taxes currently payable                       149                217
Accrued product warranty                              80                 82
Accrued taxes, interest and insurance                257                269
Accrued restructuring costs                          193                180
Liability for business dispositions                   94                112
Other                                                655                580
                                                  ------             ------
Total other current liabilities                   $1,633             $1,634
                                                  ======             ======
Other noncurrent liabilities:
----------------------------
Postretirement and postemployment benefits        $1,271              $1,265
Pension liability                                  1,477               1,174
Liability for business dispositions                   75                  75
Other                                                658                 519
                                                  ------              ------
Total other noncurrent liabilities                $3,481              $3,033
                                                  ======              ======

The increase in the pension liability reflects the current year's pension accrual less contributions, as well as the reclassification of certain trust assets. In June 1995, the investments in a trust that was established to fund a nonqualified pension plan were replaced with the Corporation's common stock. Because of the nature of the trust, this stock is treated as treasury stock for financial statement purposes.


7.  DISCONTINUED OPERATIONS

In November 1992, the Corporation announced a Plan (the Plan) that included exiting the financial services business and the sales of DCBU and WESCO.
In the first quarter of 1994, the Corporation completed the sales of DCBU and WESCO for proceeds in excess of $1.1 billion and approximately $340 million, respectively.

In July 1995, the Corporation sold WCI in a transaction valued at $556 million plus the assumption by the buyer of $19 million of debt. The Corporation received $430 million of cash and approximately $125 million in mortgage notes receivable and securities. Concurrently, the Corporation invested $48 million for a 24% equity interest in the new business. The Corporation is actively pursuing divestiture of this investment.

OPERATING RESULTS OF DISCONTINUED OPERATIONS - November 1992 Measurement Date (in millions) (unaudited)

<Caption
                                    Three Months Ended        Nine Months Ended
                                       September 30              September 30
                                    ------------------        -----------------
Sales of products and services       1995       1994           1995        1994*
------------------------------       ----       ----           ----        ----
Financial Services                   $  8       $  6           $ 24       $  31
DCBU and WESCO                          -          -              -         319
                                     ----       ----           ----       -----
Sales of products and services       $  8       $  6           $ 24       $ 350
                                     ====       ====           ====       =====
Income (loss) before income taxes
---------------------------------
Financial Services                   $(11)      $(55)          $(45)      $(171)
DCBU and WESCO                          -          -              -           4
                                     ----       ----           ----       -----
Income (loss) before income taxes    $(11)      $(55)          $(45)      $(167)
                                     ====       ====           ====       =====


*Operating results for DCBU and WESCO for the nine months ended September 30, 1994 included the results of DCBU for the one month ended January 31, 1994 and the results of WESCO for the two months ended February 28, 1994, their respective dates of sale.


OPERATING RESULTS OF DISCONTINUED OPERATIONS - July 1995 Measurement Date (in millions) (unaudited)

                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                      ------------------     -----------------
                                        1995    1994          1995       1994
                                        ----    ----          ----       ----
Sales of products and services          -       $45           $108       $166
Income before income taxes              -         5             25         49
Income taxes                            -        (2)            (9)       (17)
Net income                              -         3             16         32


All operating results of Discontinued Operations for periods subsequent to the measurement date were charged or credited directly to the liability for estimated loss on disposal of Discontinued Operations.

The assets and liabilities of Discontinued Operations have been separately classified in the Condensed Consolidated Balance Sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS
(in millions)                           September 30, 1995   December 31, 1994*
                                        ------------------   -----------------
                                             (unaudited)
ASSETS:
  Cash and cash equivalents                    $    3             $    7
  Inventories                                       -                325
  Portfolio investments                           964              1,230
  Deferred income taxes                           513                357
  Land not developed                                -                244
  Other assets                                    224                218
                                               ------             ------
Total assets -- Discontinued Operations         1,704              2,381
                                               ------             ------
LIABILITIES:
  Revolving credit facilities borrowings          103                374
  Current maturities of long-term debt            237                238
  Liability for estimated loss on disposal        180                145
  Long-term debt                                  182                578
  Other liabilities                                60                142
                                               ------             ------
Total liabilities -- Discontinued Operations      762              1,477
                                               ------             ------
Net assets of Discontinued Operations          $  942             $  904
                                               ======             ======

*Certain amounts have been reclassified for comparative purposes.

Portfolio investments by category of investment and financing at September 30, 1995 and December 31, 1994 are summarized in the following table.

PORTFOLIO INVESTMENTS
(in millions)                         At September 30, 1995 (unaudited)
                                    -----------------------------------------
                                                Real
                                    Leasing    Estate       Corporate     Total
                                    -------    ------       ---------     -----
Receivables                           $837       $  8           $-       $  845
Other portfolio investments             46         72            1          119
                                      ----       ----           --       ------
Portfolio investments                 $883       $ 80           $1       $  964
                                      ====       ====           ==       ======

                                              At December 31, 1994
                                    ------------------------------------------
                                                Real
                                    Leasing    Estate       Corporate    Total
                                    -------    ------       ---------    -----
Receivables                           $886       $ 18           $9       $  913
Other portfolio investments             38        279            -          317
                                      ----       ----           --       ------
Portfolio investments                 $924       $297           $9       $1,230
                                      ====       ====           ==       ======


Other portfolio investments at December 31, 1994 included the Corporation's investment in LW Real Estate Investments, L.P. (LW) of $133 million, real estate properties of $88 million and other investments, primarily consisting of investments in real estate and leasing partnerships, of $96 million. During 1995, the Corporation received $199 million from the liquidation of its investment in LW. Other portfolio investments remaining at September 30, 1995 consisted of real estate properties and investments in leasing partnerships. The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms.

Non-earning receivables at September 30, 1995 and December 31, 1994 totalled $20 million and $30 million, respectively. There were no reduced earning receivables at either date.

Leasing receivables consist of direct financing and leveraged leases. At September 30, 1995 and December 31, 1994, 82% and 81%, respectively, related to aircraft and 17% and 18%, respectively, related to cogeneration facilities. Certain leasing receivables classified as performing and totalling $127 million at September 30, 1995 have been identified by management as potential problem receivables. This amount consists primarily of leveraged leases related to aircraft leased by major U.S. airlines. Such leasing receivables were current as to payments and performing in accordance with contractual terms at September 30, 1995.

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

The following table is a reconciliation of the liability for the estimated loss on disposal of Discontinued Operations from December 31, 1994 to September 30, 1995:

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (in millions) (unaudited)

                           Financial    DCBU &
                            Services     WESCO       WCI       Other     Total
                           ---------    ------       ---       -----     -----
December 31, 1994             $ 80       $ 60       $   -       $ 5       $145
Additional provision             -          -         108         -        108
Year-to-date activity           41        (11)       (102)       (1)       (73)
                              ----       ----       -----       ---       ----
September 30, 1995            $121       $ 49       $   6       $ 4       $180
                              ====       ====       =====       ===       ====

In July 1995, the Corporation recorded a pre-tax provision for the estimated loss on disposal of WCI totalling $108 million. Management believes that the total liability for the estimated loss on disposal of Discontinued Operations is adequate. Any variances from estimates which may occur for one Plan component will be considered in conjunction with those for other components in determining whether an adjustment of the total liability is necessary. The adequacy of this liability is evaluated each quarter.


8.  CONTINGENT LIABILITIES AND COMMITMENTS

Uranium Settlements
-------------------

The Corporation had previously provided for the estimated future costs for the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes assets required for certain settlement obligations and reserves for estimated future costs. The reserve balance at September 30, 1995 is deemed adequate considering all facts and circumstances known to management. The future obligations require providing the remainder of the fuel deliveries running through 2013 and the supply of equipment and services through approximately 1995. Variances from estimates which may occur are considered in determining if an adjustment of the liability is necessary.

Litigation
----------

Philippines

In December 1988, a 15-count lawsuit was filed against the Corporation alleging bribery and other fraudulent conduct in connection with the construction of a nuclear power plant in the Philippines. Of the 15 claims, 14 were stayed pending arbitration before the International Chamber of Commerce (ICC). With respect to the remaining count alleging bribery, a jury verdict was rendered in favor of the Corporation on May 18, 1993 and was appealed by the Republic of the Philippines on March 24, 1995. A similar finding was made by the ICC in 1991. Arbitration proceedings before the ICC on issues relating to the construction of the plant were concluded in October 1994. On October 13, 1995, the parties entered into a settlement agreement resolving all claims asserted in this matter.

Steam Generators

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving seven litigation claims, including the recent settlement of a claim by a co-plaintiff in a pending lawsuit. These agreements generally involve providing certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. Four lawsuits are pending.

The Corporation is also a party to five tolling agreements with utilities or utility plant owners' groups. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussions.

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

PRP Sites

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at 54 sites. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes that the Corporation's total remaining probable costs for remedial actions as of September 30, 1995 are approximately $68 million, all of which has been accrued.

Bloomington Sites

The Corporation is a party to a 1985 Consent Decree relating to remediation of six sites in Bloomington, Indiana. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law, to burn excavated material. On February 8, 1994, the Consent Decree parties filed with the court a status report advising of the parties' intention to investigate alternatives. The Corporation believes it is probable that the Consent Decree will be modified to an alternative remedial action, which could include a combination of containment, treatment, remediation, and monitoring. The parties also recognize that the Consent Decree remains in full force and effect during this process.

In addition to the six sites covered by the Consent Decree, the Corporation has responsibility for two additional sites in the Bloomington area, where material had been previously excavated and stored. The Corporation received approval from the Environmental Protection Agency (EPA) to permanently move material from these sites to a commercial hazardous waste landfill. In the third quarter of 1995, the removal of materials from one of these sites was completed and removal began at the second site. Removal from this site is expected to be completed by the end of 1995.

The Corporation estimates that its total cost to implement the most reasonable alternative for the six sites covered by the Consent Decree as well as to complete the other remaining Bloomington site is approximately $65 million, all of which has been accrued. Included in this amount is $47 million for site construction and other related costs valued as of the year of expenditure. The remaining $18 million is the present value, assuming a 5% discount rate, of approximately $46 million of operating and maintenance costs that will be incurred over a 30 year period. Other remediation alternatives, while considered less likely, could cause the total costs to be as much as $120 million.

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

The Corporation has or will have responsibilities for environmental closure activities, such as dismantling incinerators or decommissioning nuclear licensed sites. The Corporation has estimated the total potential cost to be incurred for these actions to approximate $97 million, of which $29 million had been accrued at September 30, 1995. The Corporation's policy is to accrue these costs over the estimated life of the individual facilities, which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $5 million.

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

At September 30, 1995, Financial Services commitments, consisting of guarantees, credit enhancements, other standby agreements, and commitments to extend credit, totalled $51 million compared to $80 million at year-end 1994. Management expects the remaining commitments to either expire unfunded, be assumed by the purchaser in asset dispositions or be funded with the resulting assets being sold shortly after funding.

9.   SHAREHOLDERS' EQUITY

On September 1, 1995, 32,890,000 outstanding depositary shares, each representing ownership of one-quarter of a share of the Corporation's Series B Conversion Preferred Stock, mandatorily converted into shares of common stock on a one-for-one basis.

In March 1994, the Corporation sold 36,000,000 depositary shares, each representing ownership of one-tenth of a share of the Corporation's Series C Conversion Preferred Stock (Series C Preferred). Each depositary share will automatically convert into one share of common stock on June 1, 1997 unless called on May 30, 1997 by the Corporation or redeemed at any time prior to June 1, 1997 by the holder. In accordance with prevalent practice at the time of sale, these shares were treated as outstanding common stock for the calculation of earnings per share. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's primary earnings per share for the third quarter and the nine months ended September 30, 1995 would have been a loss of 19 cents and 13 cents, respectively, compared to income of 13 cents and 34 cents, respectively, for the same periods last year. Fully diluted earnings per share for those same periods would have been a loss of 16 cents and 3 cents, respectively, compared to income of 13 cents and 34 cents, respectively.

10.  PENDING ACQUISITION AND OTHER CBS MATTERS

On August 1, 1995, the Corporation entered into an agreement to acquire CBS, Inc. (CBS) by means of a merger. Cash consideration would equal $81 per share plus an amount equal to 6% per annum beginning on August 31, 1995, less any dividends declared and paid by CBS for the period after August 1, 1995. The total purchase price of approximately $5.4 billion is expected to be financed through borrowings under bank credit facilities.

The purchase is contingent on approval by shareholders holding two thirds of the outstanding CBS common stock and by the Federal Communications Commission. The transaction is expected to close in the fourth quarter.

In 1994, Westinghouse Broadcasting Company (Group W) and CBS announced an agreement to enter into a comprehensive strategic alliance that involved the formation of several joint ventures. During the third quarter of 1995, a joint venture that merged the advertising sales representation operations of both companies was completed. In addition, a television station joint venture was formed that included the contribution by each company of certain television stations. Subsequent to its formation, the television joint venture acquired an additional television station. In October 1995, Group W and CBS completed the production and distribution joint venture. The portion of the net assets and earnings of the joint venture that are owned by CBS are reflected in the consolidated financial statements as minority interest. Upon completion of the acquisition of CBS, the Corporation plans to terminate these joint ventures as soon as practicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the third quarter of 1995, the Corporation completed the sale of its WCI Communities, Inc. (WCI) segment for $430 million of cash and approximately $125 million of mortgage notes receivable and securities. To facilitate the transaction, a $48 million equity investment was made in the new land development company, although the Corporation is actively pursuing divestiture of this investment. A net loss of $76 million was recognized on the disposal of this segment. Financial data for all periods reflect WCI as a Discontinued Operation.

Orders in the third quarter and first nine months of 1995 totalled $2.0 billion and $6.3 billion, respectively, flat compared to the same periods of 1994. Backlog at September 30, 1995 compared to a year ago increased $160 million, or 2 percent, to $10.1 billion led by Thermo King and Power Generation.

Revenues for the third quarter of 1995 decreased $63 million, or 3 percent, to $2.1 billion. Revenues for the first nine months of 1995 rose $427 million, or 7 percent, to $6.3 billion led by Broadcasting, Electronic Systems, Thermo King, and Knoll.

Operating profit for the third quarter of 1995 decreased $190 million to a loss of $28 million compared to a profit of $162 million for the same quarter last year. Operating profit for the first nine months of 1995 was $194 million, down $149 million from the same period in 1994. The decrease in operating profit was a result of a $120 million restructuring charge recorded in the third quarter, as well as a $45 million charge for the settlement of the Philippines litigation. Higher interest expense for the quarter was offset by pre-tax gains of $115 million on the sale of the Corporation's interest in MICROS Systems, Inc. (MICROS) and $13 million on the sale of an equity investment held by Westinghouse Communications.

The net loss for the third quarter of 1995 was $52 million compared to net income of $73 million for the same period last year. Net income for the first nine months of 1995 was $22 million compared to $184 million during the first nine months of 1994. The unfavorable effect on net income of the loss on the sale of WCI, the restructuring costs, and the charge for the settlement of the Philippines dispute offset by the gain on the sale of the interest in MICROS totalled $113 million for the third quarter and $117 million for the first nine months of 1995.

For the third quarter of 1995, primary earnings per share was a loss of 15 cents compared to income of 15 cents for the same period last year. Fully diluted earnings per share, which assumes that the conversion of the Series B Conversion Preferred Stock (Series B Preferred) that converted to common shares on September 1, 1995 occurred at the beginning of the period, was a loss of 12 cents for the third quarter of 1995 compared to income of 15 cents for the same period last year. For the nine months of 1995, primary earnings per share was a loss of 3 cents compared to income of 38 cents for the same period of 1994. On a fully diluted basis, earnings per share for the first nine months of 1995 was 5 cents compared to 38 cents for the first nine months of 1994.

RECENT DEVELOPMENTS

On August 1, 1995, the Corporation entered into an agreement under which the Corporation would acquire through a merger, CBS, Inc. (CBS) for cash consideration totalling approximately $5.4 billion. The purchase price is expected to be financed through bank credit facilities totalling $7.5 billion which, in addition to providing funds for the acquisition, will replace the Corporation's existing revolving credit facility. The $7.5 billion credit agreement was finalized in September. To contribute to repayments under this credit facility, the Corporation expects to raise $1.5 billion to $2 billion through the sale or joint venture of assets. The purchase of CBS, which is contingent on the approval of CBS shareholders and the Federal Communications Commission, is expected to be consummated in the fourth quarter.

RESTRUCTURING AND OTHER ACTIONS

The Corporation is committed to strengthening its businesses and improving its profitability through certain restructuring actions including changes in business and product line strategies, as well as downsizing for process reengineering and productivity improvements.

During the third quarter of 1995, management approved new restructuring projects with costs totalling $120 million primarily for the separation of 1,893 additional employees. Second quarter projects costing $21 million involved the separation of 338 employees. Certain amounts accrued for prior restructuring projects, primarily related to the 1993 restructuring program, were applied to second quarter project costs to reduce the required restructuring charge by $15 million.

1995 RESTRUCTURING PROGRAM
(in millions)(unaudited)

                      Employee   Separation     Other                    Net
                    Separations     Costs       Costs     Adjustments   Charge
                    -----------  ----------     -----     -----------   ------
Electronic Systems    1,336         $ 67         $ 3         $(18)        $ 52
Energy Systems           20            4           -            3            7
Power Generation        543           23           5            -           28
Corporate and Other     332           35           4            -           39
                      -----         ----         ---         ----         ----
Total restructuring   2,231         $129         $12         $(15)        $126
                      =====         ====         ===         ====         ====


Progress continued on implementation of the Corporation's 1993 and 1994 restructuring programs. These programs included the involuntary separation of approximately 4,600 employees by the end of 1995. At September 30, 1995, approximately 90% of these employee separations had been completed. Of the 2,231 employees notified under the 1995 restructuring program, approximately 35% of the separations had been completed. The remaining employees under all of these programs are expected to be separated in the next several months.

Of the $444 million of expected costs for the 1993 and 1994 programs, $80 million remained to be spent as of September 30, 1995. Approximately half of these remaining expenditures represent employee separation costs, which generally are paid over a period of up to two years following separation. A significant portion of the remaining half will be expended for closedown costs of a major product line discontinued June 30, 1995 and for lease termination costs for several facilities. Of the $141 million of expected costs for the 1995 program, $19 million had been spent as of September 30, 1995.

Savings resulting from implementing the 1993 and 1994 restructuring programs are expected to total $170 million annually, primarily related to reduced employment costs. During the third quarter of 1995, actual savings approximated $40 million, bringing the year-to-date savings to approximately $110 million. Savings resulting from implementing the 1995 restructuring program are expected to approximate $60 million annually, with only a small portion expected to affect 1995 operations. Competitive pressures causing price compression in certain of the Corporation's markets have absorbed a significant portion of the savings achieved through restructuring actions.

The Corporation expects to continue to identify restructuring initiatives in an ongoing effort to reduce its overall cost structure and improve its competitiveness.

RESULTS OF OPERATIONS

The following represents the segment results of the Corporation's Continuing Operations for the three months and nine months ended September 30, 1995 and 1994.


                                                    Segment Results ($ in millions) (unaudited)
                                                    -------------------------------------------
                                              Three Months Ended                         Nine Months Ended
                                                 September 30                              September 30
                                              ------------------                         -----------------
                                       1995         1994      % Change          1995           1994       % Change
                                       ----         ----      --------          ----           ----       --------
  Broadcasting:
Orders                              $  220.2     $  202.6       8.7%          $  663.7       $  621.4      6.8%
Backlog                                    -            -          -                 -              -        -
Sales                                  220.2        202.6       8.7%             663.7          621.4      6.8%
Operating Profit (Loss)                 45.0         40.3      11.7%             144.6          131.6      9.9%
Operating Profit Margin                 20.4%        19.9%      N/A               21.8%          21.2%     N/A
Depreciation &
  Amortization (D&A)                    10.7          9.5      12.6%              29.4           28.1      4.6%
Capital Expenditures                    10.0          8.8      13.6%              19.2           24.5    -21.6%

  Electronic Systems:
Orders                              $  495.2     $  563.8     -12.2%          $1,592.1       $1,481.3      7.5%
Backlog                              3,519.2      3,799.3      -7.4%           3,519.2        3,799.3     -7.4%
Sales                                  656.4        661.4      -0.8%           1,915.0        1,599.2     19.7%
Operating Profit (Loss)                (14.1)        39.2    -136.0%              58.6          100.4    -41.6%
Operating Profit Margin                 -2.1%         5.9%      N/A                3.1%           6.3%     N/A
OP (Loss) without
  Special Items                         37.5         39.2      -4.3%             110.2          100.4      9.8%
D&A                                     19.7         24.8     -20.6%              61.1           62.1     -1.6%
Capital Expenditures                    11.6          8.3      39.8%              26.2           27.2     -3.7%

  Government and
    Environmental Services:
Orders                              $   62.4     $  110.9     -43.7%          $  188.7       $  254.9    -26.0%
Backlog                                121.4        120.1       1.1%             121.4          120.1      1.1%
Sales                                   90.5        102.3     -11.5%             261.0          285.8     -8.7%
Operating Profit (Loss)                 13.5         22.3     -39.5%              43.8           51.2    -14.5%
Operating Profit Margin                 14.9%        21.8%      N/A               16.8%          17.9%     N/A
D&A                                      3.0          5.0     -40.0%              10.1           16.0    -36.9%
Capital Expenditures                     5.5          6.7     -17.9%              16.2           13.5     20.0%

  Thermo King:
Orders                              $  199.8     $  223.3     -10.5%          $  791.4       $  712.5     11.1%
Backlog                                231.7        213.3       8.6%             231.7          213.3      8.6%
Sales                                  270.9        248.1       9.2%             828.3          660.5     25.4%
Operating Profit (Loss)                 44.5         37.0      20.3%             132.8           98.6     34.7%
Operating Profit Margin                 16.4%        14.9%      N/A               16.0%          14.9%     N/A
D&A                                      4.2          3.6      16.7%              12.5           11.3     10.6%
Capital Expenditures                     4.3          5.2     -17.3%              16.3           12.4     31.5%

  Energy Systems:
Orders                              $  240.5     $  395.7     -39.2%          $  894.1       $1,096.8    -18.5%
Backlog                              2,728.4      2,776.5      -1.7%           2,728.4        2,776.5     -1.7%
Sales                                  278.6        262.0       6.3%             841.1          821.9      2.3%
Operating Profit (Loss)                (54.2)         0.4  -13650.0%             (64.1)           8.7   -836.8%
Operating Profit Margin                -19.5%         0.2%      N/A               -7.6%           1.1%     N/A
OP (Loss) without
  Special Items                         (7.9)         0.4  -2,075.0%             (12.1)           8.7   -239.1%
D&A                                     13.9         13.5       3.0%              39.3           39.9     -1.5%
Capital Expenditures                     7.3         10.3     -29.1%              20.5           25.2    -18.7%

                                         Segment Results ($ in millions)(unaudited)(continued)
                                         -----------------------------------------------------
                                      Three Months Ended                           Nine Months Ended
                                         September 30                                September 30
                                      ------------------                           -----------------
                               1995           1994       % Change             1995            1994       % Change
                               ----           ----       --------             ----            ----       --------
  Power Generation:
Orders                      $   620.9       $  320.1       94.0%            $ 1,557.5       $1,440.7        8.1%
Backlog                       2,848.5        2,263.1       25.9%              2,848.5        2,263.1       25.9%
Sales                           394.4          451.4      -12.6%              1,156.8        1,138.1        1.6%
Operating Profit (Loss)         (28.1)          29.7     -194.6%                (79.3)           7.5    -1157.3%
Operating Profit Margin          -7.1%           6.6%       N/A                  -6.9%           0.7%       N/A
OP (Loss) without
  Special Items                  (0.5)          29.7     -101.7%                (51.7)           7.5     -789.3%
D&A                              11.6           10.4       11.5%                 34.2           34.2        0.0%
Capital Expenditures             10.5           10.2        2.9%                 28.6           25.1       13.9%

  Knoll:
Orders                      $   152.5       $  143.8        6.1%            $   453.0       $  405.4       11.7%
Backlog                          84.5           98.2      -14.0%                 84.5           98.2      -14.0%
Sales                           159.6          150.2        6.3%                465.7          411.4       13.2%
Operating Profit (Loss)          21.0           (0.8)    2725.0%                 37.4          (25.5)     246.7%
Operating Profit Margin          13.2%          -0.5%       N/A                   8.0%          -6.2%       N/A
D&A                               6.9            6.9        0.0%                 20.6           21.3       -3.3%
Capital Expenditures              4.8            5.0       -4.0%                 13.9            9.6       44.8%

  Other Businesses:
Orders                      $    66.2       $  109.1      -39.3%            $   223.3       $  321.6      -30.6%
Backlog                         575.9          685.7      -16.0%                575.9          685.7      -16.0%
Sales                            78.5          114.9      -31.7%                273.0          376.1      -27.4%
Operating Profit (Loss)          (5.0)          (2.7)     -85.2%                (15.2)         (25.0)      39.2%
Operating Profit Margin          -6.4%          -2.3%       N/A                  -5.6%          -6.6%       N/A
D&A                               2.0            3.3      -39.4%                  6.6            9.8      -32.7%
Capital Expenditures              0.8            0.2      300.0%                  1.9            1.5       26.7%

  Corporate and Other:
Orders                      $    11.8       $   12.9       -8.5%            $    52.4       $   54.1       -3.1%
Backlog                          54.1           57.6       -6.1%                 54.1           57.6       -6.1%
Sales                            25.2           38.8      -35.1%                 74.2          112.3      -33.9%
Operating Profit (Loss)         (50.7)          (3.2)       N/A                 (64.5)          (4.1)       N/A
Operating Profit Margin        -201.2%          -8.2%       N/A                 -86.9%          -3.7%       N/A
OP (Loss) without
  Special Items                 (10.7)          (3.2)    -234.4%                (25.1)          (4.1)    -512.2%
D&A                               7.5            3.0      150.0%                 17.4           19.2       -9.4%
Capital Expenditures              4.1            7.2      -43.1%                 12.5           13.0       -3.8%

  Intersegment:
Orders                      $   (34.7)      $  (40.2)      13.7%            $  (118.8)      $ (119.0)       0.2%
Backlog                         (34.9)         (45.4)      23.1%                (34.9)         (45.4)      23.1%
Sales                           (44.2)         (38.3)     -15.4%               (137.3)        (112.4)     -22.2%

  Total - Continuing Operations:
Orders                      $ 2,034.8       $2,042.0       -0.4%            $ 6,297.4       $6,269.7        0.4%
Backlog                      10,128.8        9,968.4        1.6%             10,128.8        9,968.4        1.6%
Sales                         2,130.1        2,193.4       -2.9%              6,341.5        5,914.3        7.2%
Operating Profit (Loss)         (28.1)         162.2     -117.3%                194.1          343.4      -43.5%
Operating Profit Margin          -1.4%           7.3%       N/A                   3.1%           5.8        N/A
OP (Loss) without
  Special Items                 137.4          162.2      -15.3%                364.7          343.4        6.2%
D&A                              79.5           80.0       -0.6%                231.2          241.9       -4.4%
Capital Expenditures             58.9           61.9       -4.8%                155.3          152.0        2.2%

Broadcasting

Television and radio advertising revenues, coupled with benefits derived from cost containment initiatives, increased Broadcasting revenues and profits during the third quarter and first nine months of 1995. Compared to the same period last year, the segment's revenues and operating profit for the third quarter of 1995 increased $18 million and $5 million, respectively. Revenues were up $42 million and operating profit was up $13 million in the first nine months of 1995. The television joint venture with CBS, which was consummated in September, resulted in the consolidation of three additional stations. The portion of the net assets and earnings of the joint venture that are owned by CBS are reflected in the consolidated financial statements as minority interest.

Improvements in the radio and television operating results were partially offset by additional program development costs at the production company. Group W Satellite Communications also showed an increase in revenues and operating profit as increased baseball revenues, coupled with delayed advertising spending, were partially offset by start-up costs for a Singapore satellite joint venture.

Electronic Systems

Orders in the third quarter of 1995 decreased $69 million primarily because of a significant defense electronics order recorded in the third quarter of 1994. Orders for the first nine months of 1995 rose $111 million, reflecting the impact of the Norden acquisition and a large marine propulsion order. Backlog at September 30, 1995 was $3.5 billion compared to $3.8 billion at September 30, 1994.

Revenues were flat for the third quarter compared to the same quarter of 1994. Increased revenues from the defense electronics operations and mail processing systems in the third quarter of 1995 were offset by lower revenues due to the sale of the interest in MICROS in the third quarter of 1995 and the timing of claims resolution. Although no revenues or operating profit were recorded in the third quarter of 1995 for MICROS, the third quarter of 1994 included $25 million of revenues and $4 million of operating profit. However, revenues for the first nine months of 1995 were up $316 million, driven by increased revenues from the defense electronics operations, including the Norden acquisition, air traffic control, and mail processing systems.

A restructuring charge of $52 million for the separation of approximately 1,100 employees was recognized during the third quarter of 1995. Excluding the restructuring charge, operating profit for the third quarter of 1995 was flat compared to the third quarter of 1994, consistent with revenues. For the first nine months of 1995, operating profit, excluding the special charge for restructuring, increased $10 million from the increased revenues.

Government and Environmental Services

Orders decreased $49 million for the third quarter and $66 million for the first nine months of 1995 compared to the same periods last year. The sale of the Aptus hazardous waste subsidiary in March 1995 and a large material order for the U.S. Navy recorded in the third quarter of 1994 were the primary causes of the decrease in orders.

Revenues decreased $12 million in the third quarter of 1995 and $25 million in the first nine months of 1995 compared to the same periods last year. Decreased revenues resulting from the sale of Aptus were partially offset by higher revenues from remediation activities. Operating profit decreased $9 million for the 1995 third quarter due to an unfavorable mix and higher processing costs at Scientific Ecology Group, Inc. These same factors caused operating profit for the first nine months of 1995 to decrease $7 million compared to the same period of 1994.

Thermo King

International orders remained strong, although the North American truck and trailer market began its anticipated slowdown. Orders for the quarter were down $24 million compared to the third quarter of 1994. Orders for the first nine months of 1995 increased $79 million compared to the same period of 1994, led by the strong truck and trailer market in Europe.

Revenues for the third quarter of 1995 were up $23 million over the same quarter last year driven by the strong truck and trailer market in Europe. For the first nine months of 1995, revenues rose $168 million. Increased revenues in the North American truck and trailer market as well as a growing international market, particularly in Europe, were largely responsible for the revenue increases.

Volume increases and product cost improvements increased operating profit by $8 million and $34 million for the third quarter and first nine months of 1995, respectively, compared to the same periods last year. Backlog increased 9 percent over the third quarter of last year to $232 million.

Energy Systems

Orders for the third quarter and first nine months of 1995 were down $155 million and $203 million, respectively, compared to the same periods last year. In addition to the impact of industry trends, third quarter 1994 orders included two significant orders that totalled $162 million. Backlog at September 30, 1995 was $2.7 billion compared to $2.8 billion at September 30, 1994.

Revenues increased $17 million for the third quarter and $19 million for the first nine months of 1995 compared to the same periods of 1994. Operating profit for the third quarter decreased $55 million compared to the same quarter last year. The litigation settlement charge of $45 million for the Philippines and a $1 million restructuring charge were included in operating results for the third quarter of 1995, while the benefit of an $8 million fuel cancellation fee was included in 1994. For the first nine months of 1995, operating profit decreased $73 million compared to the same period in 1994 reflecting the third quarter 1995 Philippines litigation settlement charge and restructuring charge, a $5 million restructuring charge recognized in the second quarter of 1995, and reductions in licensee income and fuel cancellation fees. These unfavorable effects in both periods were partially offset by cost improvements.

Power Generation

Led by strong orders internationally, orders for the third quarter of 1995 were $621 million, an increase of $301 million from the same period last year. Orders for the first nine months of 1995 increased 8 percent to $1.6 billion. Power Generation continues to progress toward achieving its long-term goal of increasing the installed base for new apparatus. Backlog of $2.8 billion increased $585 million, or 26 percent, compared to the same period last year. International orders represent nearly 50 percent of the total backlog.

In the third quarter of 1995, lower project and factory service sales caused revenues to decline $57 million compared to the same period last year.
Revenues for the first nine months of 1995 increased $19 million compared to the first nine months of 1994. Operating profit for the third quarter and first nine months of 1995 decreased $58 million and $87 million, respectively, compared to the same periods of 1994. Although plants are operating at a high level, lower price realization on new apparatus has had a major impact on operating profit when compared to 1994. High-margin factory service has declined due to a combination of improved reliability for operating units and a deferral of routine maintenance by utilities. A restructuring charge for the July 1995 announcement of the separation of more than 5 percent of the workforce affected operating profit by $28 million for both the quarter and first nine months.

Knoll

Continued strength in the North American market contributed to the increase in orders for the third quarter and first nine months of 1995 of $9 million and $48 million, respectively, compared to the same periods last year. Revenues for the same periods increased $9 million and $54 million.

Operating profit for the third quarter of 1995 was the highest in Knoll Group's history. Increased volume in North America, price realization, and aggressive cost reductions produced an operating profit increase of $22 million for the third quarter of 1995 and $63 million for the first nine months of 1995, compared to the same periods last year. New products, strong sales across all product lines, and improved quick delivery programs contributed to the dramatic improvement in operating profit.

Other Businesses

Westinghouse has made significant progress on the divestitures of its non-strategic businesses, beginning with the sale of Controlmatic in May 1994 and Gladwin in December 1994. Sales completed in 1995 include the Westinghouse Motor Company in April, the Manor and Bedford, Pennsylvania, plants of the Electrical Materials Division in July and August, and the Specialty Materials Division in August. Also in July 1995, Westinghouse announced the closedown of the Abingdon, Virginia, plant of its Electrical Materials Division.

Revenues for the third quarter and first nine months of 1995 declined $36 million and $103 million, respectively, compared to the same periods in 1994 as a result of these divestitures. The operating loss for the third quarter of 1995 increased $2 million due to the costs associated with the closedown of the Abingdon plant. The operating loss for the first nine months of 1995 decreased $10 million, compared to the same period last year, primarily due to the Controlmatic divestiture.

DISCONTINUED OPERATIONS
In November 1992, the Corporation announced a Plan (the Plan) that included exiting the financial services business and selling both Distribution and Control Business Unit (DCBU) and Westinghouse Electric Supply Company (WESCO). The portfolio investments of Financial Services have decreased from $8,967 million at year-end 1992, to $964 million at September 30, 1995, a decrease of $8,003 million. The Corporation completed the sales of DCBU and WESCO during the first quarter of 1994. In July 1995, the Corporation sold WCI, its land development subsidiary. At that time, all WCI financial data was reclassified to Discontinued Operations.

The liability for the estimated loss on the disposal of Discontinued Operations was established in November 1992 to cover the costs associated with the Plan. In the fourth quarter of 1993, the Corporation recorded an additional provision for loss based on changes in various estimates. During the third quarter of 1995, a $108 million pre-tax provision was recorded in connection with the sale of WCI.

A summary of the changes in the liability for the estimated loss on the disposal of Discontinued Operations during the nine months ended September 30, 1995 is presented in the following table:

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (in millions)(unaudited)

                            Financial    DCBU &
                             Services     WESCO      WCI      Other      Total
                            ---------    ------      ---      -----      -----
December 31, 1994             $ 80       $ 60       $   -       $ 5       $145
Additional provision             -          -         108         -        108
Year-to-date activity           41        (11)       (102)       (1)       (73)
                              ----       ----       -----       ---       ----
September 30, 1995            $121       $ 49       $   6       $ 4       $180
                              ====       ====       =====       ===       ====

The liability for Financial Services is expected to cover future operating costs, consisting primarily of interest costs on debt, as well as estimated credit losses. Future disposition costs relating to the sales of DCBU and WESCO include potential product liability claims, medical claims, employee separation costs and potential environmental remediation costs. Management believes that the total liability for the estimated loss on disposal of Discontinued Operations is adequate. Any variances from estimates which may occur for one Plan component will be considered in conjunction with those for other components in determining whether an adjustment of the total liability is necessary. The adequacy of this liability is evaluated each quarter.

A summary of changes in net debt of Discontinued Operations for the nine months ended September 30, 1995 is presented in the table below:

CHANGES IN NET DEBT OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

Net Debt at December 31, 1994                                         $1,183

Liquidation of Discontinued Operations assets                           (700)
Cash used in operating activities of Discontinued Operations              42
Debt assumed by buyer of WCI                                             (19)
Net cash transferred to Continuing Operations                             13
                                                                      ------
Net Debt at September 30, 1995                                        $  519
                                                                      ======

The Corporation believes that the debt of Discontinued Operations at September 30, 1995 is supportable by the assets of Discontinued Operations and can be repaid as the portfolio liquidates over its contractual terms.

DISPOSITION OF NON-STRATEGIC BUSINESSES

During the fourth quarter of 1993, the Corporation identified certain businesses as non-strategic and provided for the cost of their disposition. Non-strategic businesses generally included parts of the former Environmental Services business unit and all of the businesses in the Industrial Products and Services business unit. During 1994, the Corporation completed the sales of Controlmatic and Gladwin Corporation. During the first half of 1995, the Corporation sold Aptus, Inc., its environmental services subsidiary, and transferred its 75% percent equity interest in Westinghouse Motor Company to TECO Electric & Machinery Co., Ltd. In the third quarter, the Corporation completed the sale of plants located in Manor and Bedford, Pennsylvania and its Specialty Materials business. The Corporation continues to pursue the disposition of the remaining non-strategic businesses.

Activity relating to the liability for disposition of non-strategic businesses for the nine months ended September 30, 1995 is summarized below:

LIABILITY FOR DISPOSITION OF NON-STRATEGIC BUSINESSES
(in millions)(unaudited)

Balance at December 31, 1994                                $187
Additional provision                                           7
Disposal of businesses                                       (25)
                                                            ----
Balance at September 30, 1995                               $169
                                                            ====

OTHER INCOME AND EXPENSES

Other income and expenses reflects income of $132 million for the third quarter of 1995 compared to income of $1 million for the third quarter of 1994. For the first nine months of 1995, other income and expenses represents income of $131 million compared to a $49 million income for the first nine months of 1994. The 1995 periods include gains on the sales of the Corporation's interest in MICROS and an equity investment. The 1994 nine-month period includes gains on dispositions of assets, principally two Sacramento radio stations.

INTEREST EXPENSE

Interest expense for Continuing Operations for the third quarter of 1995 was $13 million higher than the same period of 1994. For the first nine months of 1995, interest expense was $40 million higher than the same period of 1994. These increases reflect the fourth quarter 1994 transfer of $625 million of debt to Continuing Operations from Discontinued Operations. Although the Corporation's total average debt outstanding decreased, average debt outstanding for Continuing Operations increased approximately $500 million for the first nine months of 1995 compared to the same period of 1994. Average interest rates for short-term debt outstanding also increased significantly over the prior year's nine-month period.

INCOME TAXES

The Corporation's effective income tax rate for the first nine months of 1995 was 42% compared to 39% for the first nine months of 1994 because of the impact of certain special transactions in the third quarter of 1995. The rate for total year 1995 is expected to be slightly lower.

At September 30, 1995, the Corporation had recorded net deferred income tax benefits totalling $2,437 million compared to $2,379 million at December 31, 1994. Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Corporation manages its liquidity as a consolidated enterprise without regard to whether assets or debt are classified for balance sheet purposes as part of Continuing Operations or Discontinued Operations. As a result, the discussion below focuses on the Corporation's consolidated cash flows and capital structure.

In recent years, the Corporation has taken several actions to reduce its leverage and rebuild its capital structure. As a result, in 1994, net debt (total debt less cash and cash equivalents) was reduced by $1.7 billion. During the first nine months of 1995 the Corporation further reduced net debt, primarily of Discontinued Operations, by $666 million. The remaining debt of Discontinued Operations can be repaid entirely through the liquidation of the remaining assets of Discontinued Operations.

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

The acquisition of CBS will have a significant near-term impact on the Corporation's leverage, given that the purchase price of approximately $5.4 billion is expected to be financed by bank borrowings. However, management believes that this higher financial leverage is supportable by the significant level of cash flows expected to be generated by CBS in addition to the annual operating cash flows provided by the Corporation. Additionally, the Corporation expects to sell or joint venture assets to repay $1.5 billion to $2 billion of debt.

Operating Activities

The following table provides a reconciliation of net income to cash provided by operating activities of Continuing Operations for the nine months ended September 30, 1995 and 1994:

RECONCILIATION OF NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES

                                                 Nine Months Ended September 30
                                                 ------------------------------
(in millions) (unaudited)                             1995           1994
                                                      ----           ----
Net income from Continuing Operations              $  82            $ 152
Noncash items included in income:
  Depreciation and amortization                      231              242
  Losses (gains) on asset dispositions              (117)             (35)
  Noncash restructuring charges                       12                -
Change in assets and liabilities, net of effects
  of acquisitions and divestitures of businesses:
    Receivables, current and noncurrent               29              144
    Inventories                                       (1)            (163)
    Progress payments net of costs on uncompleted
     contracts                                      (267)            (327)
    Accounts payable                                (125)              12
    Deferred and current income taxes                 58               34
    Accrued taxes, interest and insurance            (12)               9
    Accrued restructuring costs                       29             (123)
    Other assets and liabilities                     (28)              12
                                                   -----            -----
Cash used by operating activities
   of Continuing Operations                        $(109)           $ (43)
                                                   =====            =====

The operating activities of Continuing Operations used $109 million of cash during the first nine months of 1995 compared to $43 million used during the same period of 1994. The increase in operating cash requirements during the first nine months of 1995 reflects the collection during the 1994 period of a major contract claim and the substantial reduction in accounts payable at September 30, 1995. Customers continue to demand more favorable payment terms under major contracts, increasing the Corporation's investment in uncompleted contracts although the impact in 1994 was more significant. Management continues to focus significant effort to reduce working capital requirements.

Through September 30, 1995, savings from the Corporation's restructuring programs have substantially offset related cash expenditures. However, much of the savings from the new projects recently initiated will not be realized during the remainder of the year. As a result, near-term cash requirements for restructuring will exceed the cash savings.

Management expects to contribute approximately $300 million in cash to the Corporation's pension plans in 1995, which is consistent with the 1994 cash contribution level. A cash contribution of $79 million was made in the third quarter of 1995 compared to cash contributions of $75 million through September 30, 1994.

The operating activities of Discontinued Operations used $42 million of cash during the first nine months of 1995 compared to cash used of $208 million for the same period of 1994. These cash flows consist primarily of cash used in the operations of Financial Services and for activities related to the divestitures of DCBU and WESCO offset by cash provided by the operations of WCI. Future operating cash requirements of Discontinued Operations will consist primarily of interest costs on debt, which has declined substantially, and miscellaneous remaining costs of DCBU and WESCO.

Investing Activities

Investing activities provided $1.0 billion of cash during the first nine months of 1995 compared to $1.4 billion of cash provided during the same period of 1994. In the first nine months of 1995, the Corporation completed the sales of several non-strategic businesses, including its interest in MICROS, and Aptus, Inc., an environmental services subsidiary, generating $272 million of cash. Additional proceeds of approximately $90 million, consisting primarily of notes, also were received in certain sales. In the first nine months of 1994, the Corporation sold two Sacramento radio stations, generating cash of $50 million.

The Corporation generated $700 million of cash in the first nine months of 1995 through the continued liquidation of assets of Discontinued Operations. This includes the sale of its WCI Communities segment as well as the sales of the majority of the remaining real estate portfolio investments of Financial Services. The $1.6 billion of cash generated in the first nine months of 1994 through the liquidation of assets of Discontinued Operations included $1.4 billion of cash proceeds from the sales of DCBU and WESCO.

Business acquisitions used $84 million during the 1995 nine-month period compared to $81 million for the 1994 period. Acquisitions in 1995 include $44 million for the Corporation's share of a television station purchased by the joint venture between Group W and CBS as well as $18 million for a chemical decontamination and cleaning services business and $22 million in connection with the 1994 acquisition of Norden Systems. The majority of the $81 million used for business acquisitions in 1994 was for the purchase of Norden. Capital expenditures for both the 1995 and 1994 periods were consistent at approximately $155 million. Expenditures for the year are also expected to be consistent.

During the second and third quarters of 1995, the Corporation received cash proceeds totalling $305 million from the sales of investments held in two trusts established to fund employee benefit plans. The trust investments were replaced with Westinghouse common stock.

During the remainder of 1995, the Corporation expects to continue to liquidate assets of Discontinued Operations and to sell its non-strategic businesses.

Financing Activities

Cash used by financing activities during the first nine months of 1995 totalled $1,067 million compared to cash used of $2,128 million during the same period of 1994. The decrease in the financing cash outflows was primarily attributable to significantly lower repayments under the revolving credit facilities.

Net debt of the Corporation decreased $666 million at September 30, 1995 to $2,727 million from $3,393 million at December 31, 1994, primarily reflecting debt repaid from the liquidation of assets and sales of non-strategic businesses during the first nine months of 1995. Total debt of the Corporation was $2,897 million at September 30, 1995, a decrease of $840 million from $3,737 million at December 31, 1994.

Total borrowings under the Corporation's $2.0 billion revolving credit agreement were $367 million at September 30, 1995 (see Revolving Credit Facilities). These borrowings carried a composite interest rate of 6.3% at September 30, 1995 and were based on the London Interbank Offer Rate (LIBOR). The Corporation entered into three new bank credit facilities totalling $7.5 billion in September 1995, which will replace the existing credit facility and will be used to finance the purchase of CBS. Borrowings under the new credit agreement will commence upon completion of the acquisition of CBS.

In March 1994, the Corporation sold in a private placement depositary shares representing 3,600,000 shares of Series C preferred stock for net proceeds of $505 million. These shares will convert to 36,000,000 common shares in June 1997. The Series B preferred stock, sold in June 1992, converted to 32,890,000 shares of common stock on September 1, 1995.

Dividends paid during the nine months ended September 30, 1995 includes approximately $35 million for dividends for the Series C Preferred Stock issued in March 1994 and $38 million for the Series B preferred shares. The remainder represents common stock dividends of 5 cents per share for all quarters.

On August 26, 1992, the Corporation filed a registration statement on Form S-3 for the issuance of up to $1 billion of debt securities. At September 30, 1995, $400 million of this shelf registration remained unused.

Securities Ratings

On July 18, 1995, Standard and Poor's placed the Corporation's senior debt on CreditWatch for possible downgrade and attributed the action to wide-spread press reports of a possible acquisition of CBS. On August 1, 1995, Moody's Investors Service placed the Corporation's credit ratings under review for possible downgrade following the Corporation's announcement regarding the acquisition of CBS in a cash transaction for $5.4 billion. Also in light of the announcement, on August 2, 1995, Fitch Investors Service, Inc. placed the Corporation's senior debt on FitchAlert with negative implications.

Revolving Credit Facilities

The Corporation has a $2.0 billion revolving credit agreement (revolver) which matures on August 4, 1997. Borrowings under the revolver are used for general corporate purposes, including the repayment of maturing long-term debt. The interest rates for borrowings under the revolver are determined at the time of each borrowing and are based on one of a variety of floating rate indices plus a margin based on the Corporation's long-term debt ratings.

Unused capacity under the revolvers equalled $1,633 million at September 30, 1995. Borrowing availability is subject to compliance with certain covenants, representations and warranties. At September 30, 1995, the Corporation was in compliance with these covenants.

The Corporation has negotiated three new bank credit facilities with commitments totalling $7.5 billion. Borrowings under the facilities will be used to finance the purchase of CBS, pay certain transaction fees, and replace borrowings under the existing revolver. Borrowings under the new facilities will not occur until the consummation of the merger at which time the existing revolver will be cancelled. The credit facilities include two term loans of $2.5 billion each, one repayable over two and one-half years and the other repayable over seven years. The third facility is a $2.5 billion revolving credit agreement with a seven-year maturity.

Hedging Activities

Prior to the decision to exit the business, Financial Services entered into interest rate and currency exchange agreements to manage the interest rate and currency risk associated with various debt instruments. No transactions were speculative or leveraged. Given their nature, these agreements have been accounted for as hedging transactions. A summary of notional amounts outstanding at September 30, 1995 is presented in the table below:

INTEREST RATE AND CURRENCY EXCHANGE AGREEMENTS-NOTIONAL AMOUNTS OUTSTANDING (in millions) (unaudited)


                                                  Current Maturities
                                   Short-Term           of
At September 30, 1995                 Debt         Long-Term Debt         Total
                                   ----------    ------------------       -----
Continuing Operations               $209                $ -                $209
Discontinued Operations                -                 74                  74
                                    ----                ---                ----
Notional amounts                    $209                $74                $283
                                    ====                ===                ====


The average remaining maturity of interest rate and currency exchange agreements was 23 months at September 30, 1995.

Of the total notional amount outstanding at September 30, 1995, $209 million relates to interest rate swaps with rate and maturity characteristics set forth in the table below:


CONTRACTUAL MATURITIES OF INTEREST RATE SWAPS (in millions) (unaudited)

Twelve months ended September 30    Total  1996    1997    1998    1999    2000
                                    -----  ----    ----    ----    ----    ----
Fixed rate swaps (pay fixed):
Notional amount                    $209    $ 75    $ 4    $ 50    $ 30    $ 50
Wtd. avg. fixed rate paid          8.81%   8.45%  13.02%  8.73%   8.92%   9.08%

Under the majority of the swap agreements, the floating rate received is based on the average 30-day commercial paper rate for the relevant period. This rate was 5.9% on September 30, 1995. The floating rate received on the remaining agreements is based on six month LIBOR and is set on dates specified in the agreements. This rate was 5.9% on September 30, 1995.

The remaining $74 million notional amount outstanding at September 30, 1995 consists of an interest rate and currency swap.

The Corporation's credit exposure under interest rate and currency exchange agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, Financial Services selected high credit quality counterparties. At September 30, 1995, the aggregate credit exposure to counterparties totalled approximately $66 million. This exposure resulted primarily from an interest rate and currency swap with a counterparty rated A+. The contract matures in February 1996.

For the nine months ended September 30, 1995, outstanding interest rate exchange agreements resulted in a net increase in the average borrowing rate for Continuing Operations of approximately 0.2% and a net decrease for Discontinued Operations of 0.1%. These agreements resulted in a net increase in interest expense of Continuing Operations of approximately $5 million and a net decrease in interest expense of Discontinued Operations of approximately $1 million.

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

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," the combined total sales for those operations were less than 0.5% of the Corporation's sales for the first nine months of 1995. Any translation adjustments resulting from converting the local currency balance sheets and income statements of designated hyperinflationary subsidiaries into U.S. dollars are recorded as period costs in accordance with SFAS No. 52.

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

At September 30, 1995, the Corporation had accrued liabilities totalling $68 million for sites where it has been either named a potentially responsible party (PRP) or has other remedial responsibilities, $65 million for the Bloomington sites and $29 million for decommissioning costs at facilities where the Corporation has ongoing operations. In conjunction with the sales of certain of its businesses, the Corporation has also provided for remediation costs related to past operations of such sites.

Management believes that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.

Legal Matters

In October 1995, the Corporation settled its long-standing dispute with the Philippines, resulting in a third quarter charge to operations of $45 million net of existing reserves. The settlement removes impediments to doing business in the Philippines and reopens an important market to the Corporation.

The Corporation is defending a number of lawsuits on various matters. Where commercially advantageous, the Corporation continues its efforts to settle these matters. See note 8 to the financial statements. Costs to defend these lawsuits are charged to operations in the period in which the services are rendered.

Since 1993, the Corporation has entered into agreements to resolve seven steam generator litigation claims, including the recent settlement of a claim by a co-plaintiff in a pending lawsuit. These claims are in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. These agreements generally involve providing certain products and services at prices discounted at varying rates. The future impact of these discounts on operating results will be incurred over the next fourteen years with the greatest impact occurring during the next eight years.

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




PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

a) As previously reported, the Corporation has been involved with the Republic of the Philippines (Republic) in lawsuits since December 1, 1988 in the District of New Jersey and before the International Chamber of Commerce Court of Arbitration relating to a contract for the construction of a nuclear power plant. On October 13, 1995, the Corporation and the Republic concluded a settlement resolving all claims asserted in this matter.

b) As previously reported, the Corporation has been defending an action filed in October, 1990 by Commonwealth Edison Company (Commonwealth Edison) in Circuit Court in Cook County, Illinois for an unspecified amount of damages including treble and punitive damages, for alleged fraud and violations of the Illinois Consumer Fraud and Deceptive Practices Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), negligent misrepresentation and breach of duty of good faith and fair dealing arising out of the Corporation's supply of nuclear steam supply systems for Commonwealth Edison's Zion, Byron and Braidwood plants. Subsequently, Commonwealth Edison disclosed that it is seeking $1,225 million in damages. The parties are completing discovery, and trial is tentatively set to begin on April 15, 1996.

c) As previously reported, the Corporation has been defending an action since October, 1990 in Matagorda County, Texas initiated by Houston Lighting and Power Company and its co-owners seeking damages of approximately $780 million for alleged breach of contract, misrepresentation, and violation of the Texas Deceptive Trade Practices Act arising out of the Corporation's supply of nuclear steam supply systems for the South Texas Project. Trial commenced in this action on July 5, 1995 and is ongoing.

d) As previously reported, the Corporation was sued in April, 1991 by Duquesne Light Company (Duquesne) in the Western District of Pennsylvania for approximately $320 million for alleged breach of contract, fraud, negligent misrepresentation, RICO violations, breach of warranty and breach of duty of good faith and fair dealing arising out of the Corporation's supply of nuclear steam supply systems for Duquesne's two Beaver Valley plants. The jury returned a defense verdict on December 6, 1994, and Duquesne Light filed an appeal. The Court of Appeals dismissed the appeal on September 12, 1995, which confirmed the jury's exoneration of the Corporation.

e) As previously reported, the Corporation has been named as one of the multiple defendants in about 50 asbestos cases, and as a third-party defendant in about 2,100 more such suits that have been consolidated in the Baltimore City Circuit Court. In the course of a 1994 trial focusing on five representative plaintiffs whose claims involved defendants other than the Corporation, the jury determined that two Westinghouse products were defective due to their asbestos content, and due to the Corporation's alleged failure to provide adequate warnings of the health hazards associated with those products. These findings may be binding on the Corporation in future proceedings in the consolidated litigation with plaintiffs who have asserted claims against the Corporation; however, each claimant would have to prove that he developed an asbestos-related disease, that he was exposed to a Westinghouse product, and that this exposure was a substantial factor in the development of the disease. Any award of compensatory damages would be apportioned among the defendants found liable, and would be subject in large part to the Corporation's insurance coverage. The court exonerated the Corporation in June, 1995 from liability for punitive damages on the grounds that there was insufficient evidence that the Corporation knew its products posed a risk of harm at the time they were manufactured. The plaintiffs have appealed this ruling.

       As previously reported, the Corporation is also a defendant in other asbestos lawsuits in various jurisdictions. In October 1995, trials commenced in Orleans and Jefferson Parishes in Louisiana. In Jefferson Parish the claims of 111 plaintiffs who are not claiming punitive damages and who generally are not asserting serious personal injuries is ongoing. The Orleans Parish jury returned six defense verdicts for the Corporation, all of the cases in which the Corporation was a defendant.

f) As previously reported, the Corporation is one of several defendants in a fraudulent conveyance action filed on August 16, 1994 by the unsecured creditors committee of Phar-Mor, Inc. seeking return of the proceeds of an August, 1991 Phar-Mor tender offer in which the Corporation received about $30 million, and an additional $20 million from the tender of Phar-Mor stock by the DeBartolo Family Limited Partnership (DeBartolo) pursuant to a Westinghouse loan to DeBartolo secured by DeBartolo's Phar-Mor holdings. The fraudulent conveyance action was transferred from bankruptcy court in Cleveland to the Western District of Pennsylvania and consolidated with other Phar-Mor litigation. The defense motion for summary judgment in the fraudulent conveyance action was granted, and the unsecured creditors have appealed.

     Trial is now in progress in regard to the merits of the Corporation's separate claims against Coopers & Lybrand (Coopers), Phar-Mor's former accountants, for damages due to securities violations, fraud, and breaches of contracts to which the Corporation was a third-party beneficiary. A summary judgment in favor of Coopers with respect to certain breach of contract and negligent misrepresentation claims was upheld on reconsideration, and the Corporation's recoverable measure of damages was adjusted in pre-trial rulings to approximately $76 million. If Coopers is found liable in this action, a separate trial will then be held on damages.

Litigation is inherently uncertain and always difficult to predict.
Substantial damages are sought from the Corporation in some of the foregoing matters, and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described above, and management believes that litigation should not have a material adverse effect on the financial condition of the Corporation.

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

       (m) Agreement and Plan of Merger among Westinghouse Electric Corporation, Group (W) Acquisition Corporation and CBS, Inc., dated August 1, 1995, is incorporated herein by reference to
            Exhibit 10(m) to Form 10-Q for the quarter ended June 30, 1995.

       (n) $7.5 billion Credit Agreement among Westinghouse Electric Corporation, the Lenders, Morgan Guaranty Trust Company of New York, and Chemical Bank, dated September 12, 1995.

*  Identifies management contract or compensatory plan or arrangement.


    (11)    Computation of Per Share Earnings

    (12)(a) Computation of Ratio of Earnings to Fixed Charges

    (12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

    (27)    Financial Data Schedule



b)          REPORTS ON FORM 8-K:

            A current Report on Form 8-K (Item 5) dated August 2, 1995 to report a press release concerning an agreement for Westinghouse to acquire CBS, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 1995.



                                      WESTINGHOUSE ELECTRIC CORPORATION


                                      Fredric G. Reynolds
                                      -----------------------------
                                      Executive Vice President and
                                      Chief Financial Officer