Form 10-K
period 1995-12-31
WESTINGHOUSE ELECTRIC CORP
filed 1996-03-13
CIK 106413

                                      1995
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                            -----------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM             TO
                                           ------------  ------------

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

 WESTINGHOUSE BUILDING, 11 STANWIX STREET, PITTSBURGH, PENNSYLVANIA 15222-1384
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (412) 244-2000
                                 --------------
                                (Telephone No.)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                        WHICH REGISTERED
-------------------                        ------------------------
Common Stock, par value $1.00 per Share    New York Stock Exchange
                                           Pacific Stock Exchange
                                           Chicago Stock Exchange
                                           Boston Stock Exchange
                                           Philadelphia Stock Exchange

7 3/4% Notes due April 15, 1996            New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

    Westinghouse Electric Corporation had 417,177,880 shares of common stock outstanding at January 31, 1996. As of that date, the aggregate market value of common stock held by non-affiliates was $8.1 billion.

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of Westinghouse Electric Corporation's Notice of 1996 Annual Meeting and Proxy Statement filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the Proxy Statement). (Parts I and III).

     The terms "Westinghouse" and "Company" as used in this Report on Form 10-K refer to Westinghouse Electric Corporation and its consolidated subsidiaries unless the context indicates otherwise.


                                     PART I

ITEM 1. BUSINESS

GENERAL

  Westinghouse Electric Corporation was founded in 1886 and operates under a corporate charter granted by the Commonwealth of Pennsylvania in 1872. Today, Westinghouse is a diversified, global company which engages in a wide variety of businesses through its Westinghouse/CBS Group and its Industries & Technology Group. The Westinghouse/CBS Group combines the broadcasting operations of CBS Inc. (CBS), which the Company acquired in 1995, and Group W Broadcasting. The Industries & Technology Group provides services, fuel, and equipment for the nuclear energy market, services and equipment for the power generation market, transport refrigeration services, environmental services and management services at government-owned facilities, and communication and information systems.

  The Company dramatically redefined its business portfolio and future direction by acquiring CBS in November 1995. As a result, Westinghouse became the largest television and radio broadcaster in the United States, with 15 television stations and 39 radio stations. As part of this strategic redirection, in December 1995, management announced plans to divest the Company's defense and electronic systems business and The Knoll Group (Knoll), its office furniture unit. The sales of Knoll and the defense and electronic systems business were completed in February and March 1996, respectively. WCI Communities, Inc. (WCI), the Company's land development business, was sold in July 1995. In accordance with a November 1992 plan, the Company previously liquidated the majority of its Financial Services business, as well as divested its Distribution and Control Business Unit (DCBU) and Westinghouse Electric Supply Company (WESCO). Financial results for 1995 and prior years include all of these divested businesses as Discontinued Operations. For information about principal acquisitions and divestitures see notes 2 and 3 to the financial statements included in Part II, Item 8 of this report. Other divestitures in 1995 included Aptus, Inc., an environmental subsidiary, and the Company's 62% interest in MICROS Systems, Inc.

  For financial reporting purposes, the Company's Continuing Operations are aligned into six segments: Broadcasting, Power Systems, Thermo King, Government & Environmental Services, Communication & Information Systems, and Other Businesses. Except for Broadcasting, all of these reporting segments operate as part of the Industries & Technology Group. Results of international manufacturing entities, export sales, and foreign licensee income are included in the financial information of the segment that has operating responsibility. Financial and other information by segment and geographic area is included in note 21 to the financial statements included in Part II, Item 8 of this report.

  During 1995, the largest single customer of Westinghouse was the United States Government and its agencies, whose purchases accounted for 6% of 1995 consolidated sales of products and services of Continuing Operations. In addition, the United States Government and its agencies was the largest single customer of the defense and electronic systems business, which was divested March 1, 1996. Although revenues may fluctuate from quarter to quarter, no material portion of the Company's business was seasonal in nature.

OPERATING SEGMENTS

WESTINGHOUSE/CBS GROUP

  The Westinghouse/CBS Group combines the operations of CBS and Group W Broadcasting. Its principal businesses include the furnishing of network television services to affiliated television stations primarily throughout the United States, the production of news, sports and entertainment programming, and the operation, under licenses from the Federal Communications Commission
(FCC), of 15 television broadcast stations and 39 radio stations. The approval by the FCC of the Company's acquisition of CBS contained a number of temporary waivers of the FCC's television and radio ownership rules. The recently enacted Telecommunications Act of 1996 (the Act) deregulates some of these rules and makes certain, but not all, of the waivers unnecessary. Generally, where waivers continue to be required, the Company intends to file applications with the FCC seeking permanent waivers. Other group owners have been granted similar waivers in recent years. Based on current FCC policy and precedent, the Company believes the FCC will grant these waivers. If these permanent waivers are not granted, the Company would be required to divest certain of its television and radio properties.

  The Westinghouse/CBS Group includes the CBS Network; CBS Entertainment, News and Sports; the CBS Station Group; CBS Production and Distribution; and Group W Satellite Communications.

  Through the CBS Network, the Westinghouse/CBS Group distributes a comprehensive schedule of news and public affairs broadcasts, entertainment and sports programming and feature films to over 200 independently-owned affiliated stations and its 15 owned and operated television stations, which in the aggregate serve the 50 states and the District of Columbia, and to certain overseas affiliated stations. The CBS Network is responsible for sales of advertising time for the CBS Network broadcasts and related merchandising and sales promotion activities. This division is also responsible for managing the full range of ongoing activities and areas of mutual concern between the television network and the independently-owned affiliated stations.

  The CBS Entertainment division produces and otherwise acquires entertainment series and other programs for all time periods, and acquires feature films for distribution by the CBS Network for broadcast. The CBS News division operates a worldwide news organization which produces regularly scheduled news and public affairs broadcasts and special reports for the CBS Television and Radio Station Groups. This division also produces certain news-oriented programming for broadcast in the early morning daypart and in designated hours during primetime. A unit of the CBS News division produces documentaries for sale to other media outlets. The CBS Sports division produces and otherwise acquires sports programs for distribution by the television network for broadcast.

  The CBS Station Group includes the CBS Television Station and the CBS Radio Station Groups. The Television Station Group operates and serves as national sales representative for the 15 owned television stations. The larger markets served by the owned television stations include New York, Los Angeles, Chicago, Philadelphia, San Francisco, and Boston. The CBS Radio Station Group operates 18 owned AM radio stations and 21 owned FM radio stations. The division also serves as broadcast sales representative for independently-owned AM and FM radio stations and operates the CBS Radio Network, which serves approximately 585 affiliated stations nationwide.

  CBS Production and Distribution produces and distributes syndicated and off-network programming for the domestic and international marketplace. At year-end 1995, CBS agreed to acquire MAXAM Entertainment, a programmer and distributor.

  Group W Satellite Communications (GWSC) is Westinghouse/CBS Group's cable television programming, satellite distribution and new media division. GWSC provides sports programming and the marketing and advertising for two country music entertainment channels.

  The network broadcast environment is highly competitive. The Telecommunications Act of 1996 provides both new opportunities and potential new competition for the Westinghouse/CBS Group. By deregulating station ownership limits, the Act will allow the Company to pursue strategic growth in its Radio and Television Station Groups. The entry of telephone companies into the video programming and distribution businesses will mean new competition in program sales, but will also provide new opportunities for the distribution of CBS programming.

  The CBS Network and the CBS Television Station Group compete for audiences with other television networks and television stations, as well as with other video media, including cable television, satellite television services and videocassettes. In the sale of advertising, the CBS Network and the CBS Television Station Group compete with other broadcast networks, other television stations, cable television systems, and other advertising media. The CBS Network and the CBS Television Station Group also compete with other video media for distribution rights to television programming.

  In addition, the CBS Network competes with other television networks to secure affiliations with independently-owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. In recent years, competition among the networks for affiliates has intensified.

  Current and future technological developments may affect competition within the television field. Developments in advanced digital technology may enable competitors to provide "high definition" pictures and sound qualitatively superior to what television stations now provide. Development of the technology to compress digital signals may also permit the same broadcast or cable channel or satellite transponder to carry multiple video and data services, and could result in an expanded field of competing services.

  The CBS Radio Station Group competes with other radio networks, independent radio stations, suppliers of radio programming, and other advertising media. Developments in radio technology could affect competition in the radio field. New radio technology, known as "digital audio broadcasting," can provide sound of the quality of compact discs, which is significantly higher than that now provided by radio networks and stations using analog technology.

INDUSTRIES & TECHNOLOGY GROUP

  The Industries & Technology Group consists of the following businesses:
Power Systems, Thermo King, Government & Environmental Services, Communication & Information Systems, and Other Businesses.

Power Systems

  The Power Systems segment consists of the Energy Systems and Power Generation Business Units which together serve the worldwide market for electrical power generation.

  The Energy Systems Business Unit primarily serves the worldwide nuclear energy market through three major areas: operating plant, process control, and new plant. About 40% of the world's operating commercial nuclear power plants incorporate Westinghouse technology. The business unit supplies a wide range of operating plant services, ranging from performance-based maintenance programs to new products and services that enhance plant performance. It also has complete capabilities for supplying customers with nuclear fuel for pressurized water reactors. The annual market for operating plant services and fuel is over $10 billion in the United States and $30 billion globally. The business unit designs and develops process control systems for nuclear as well as fossil-fueled power plants and industrial facilities. The business unit is actively marketing new nuclear power plants and components for new plants to the worldwide market. The business unit is also working with government agencies and industry leaders to revitalize the nuclear energy option, and is developing a simplified nuclear power plant design that incorporates passive safety systems.

  The Power Generation Business Unit designs, manufactures and services steam turbine-generators for nuclear and fossil-fueled power plants, combustion turbine-generators for natural gas and oil-fired power plants, and constructs turnkey power plants worldwide. In addition to serving the electric utility industry, the business unit supplies, services and operates power plants for independent power producers and supplies power generation equipment and services to other non-utility customers. Growing demand for electrical energy has contributed to the business unit's growth. In 1995, the business unit was awarded orders for approximately 7,000 megawatts of new power generating capacity. The domestic market for new generating equipment over the next ten years is expected to be nearly 80 gigawatts; the international market is expected to be over 10 times the size of the domestic market. Manufacturing joint ventures between subsidiaries of the Company and Shanghai Electric Corporation (SEC) in the People's Republic of China received final government approvals in 1995. Westinghouse holds ownership positions varying between 30 and 40 percent in these ventures. SEC is China's largest domestic supplier of turbine generators. The Power Generation Business Unit is a participant in the development of emerging technologies which could impact the future power generation business.

  The United States electric utility industry is restructuring in response to a new competitive environment brought on by regulatory changes. Power Systems has a number of domestic and foreign competitors in the power generation industry where Westinghouse is recognized as a significant supplier. Positive factors with respect to competitive position are technology, product reliability, service capability, and worldwide presence. Negative factors include reduced opportunities for operating fleet products and services, continued softness in the domestic electric utility sector, and intense competition for new unit sales worldwide. In addition, the worldwide nuclear industry is a mature business with intense competition. The principal methods of competition are technology, product development and performance, responsiveness, customer service, pricing, and financing.

Thermo King

  Thermo King Company (Thermo King) manufactures a complete line of transport temperature control equipment, including units for trucks, trailers, container ships, buses and railway cars, as well as service parts to support these units, and it supplies mapping software for the truck industry through its Innovating Computing Corporation subsidiary. The transport refrigeration units are powered by diesel fuel, gasoline, propane, or electricity. Thermo King maintains five domestic facilities and has international manufacturing plants in Ireland, Brazil, Spain, Puerto Rico, the United Kingdom, the Czech Republic, and the People's Republic of China. It sells products principally through dealerships located around the world, and its equipment is used in virtually every country.

  Thermo King is subject to competition worldwide for all of its products. Its products compete on the basis of reliability, service, technology, warranty, product performance, and cost. In addition, Thermo King's customers and end users are concerned about environmental issues, especially chlorofluorocarbons, noise pollution, and engine emissions. Thermo King designs its products to meet or exceed all environmental requirements.

Government & Environmental Services

  The Westinghouse Government & Environmental Services Company includes Environmental Services and the management of certain government-owned facilities and the U.S. naval nuclear reactors programs.

  Environmental Services provides a variety of environmental remediation and toxic, hazardous and radioactive waste treatment services and municipal solid waste incineration services. Westinghouse Remediation Services, Inc. provides comprehensive toxic and hazardous waste remediation services, including mobile, on-site environmental treatment technologies. The Scientific Ecology Group, Inc. offers a broad range of on- and off-site services to manage radioactive materials and mixed wastes, including the only commercially-licensed radioactive waste incinerator and the only recycling facility for radioactively contaminated metals in the United States. Resource Energy Systems operates power plants that provide municipal incinerator services. In March 1995, the Company sold Aptus, Inc., which provided toxic and hazardous waste incineration, treatment, transportation, storage, and analysis services. The Company continues to review its portfolio of environmental businesses to determine how best to focus its efforts.

  Through the following subsidiaries and divisions of Westinghouse Government & Environmental Services Company, the Company manages four government-owned facilities under contracts with the United States Department of Energy (DOE):
Westinghouse Savannah River Company, Inc., Westinghouse Hanford Company, West Valley Nuclear Services, Inc., and the Waste Isolation Division. In addition, the Company was awarded a major five year subcontract at the DOE Rocky Flats facility in May 1995. The principal mission at these sites is cleanup, waste management and the safe management of the nation's nuclear materials inventory. In March 1996, the Company was awarded a nine-year Department of Defense (DoD) contract to destroy chemical weapons at the Anniston Army Depot in Anniston, Alabama. The federal government reserves the right to terminate these contracts for convenience.

  The government-funded U.S. naval nuclear reactors programs consist of the Company's Navy nuclear and technical support businesses. These businesses include the Bettis Atomic Power Laboratory, the Plant Apparatus Division, the Machinery Apparatus Operation, and the Machinery Technology Division, which provides technical engineering services to the Naval Sea Systems Command. In December 1995, Westinghouse announced the closing of the Machinery Technology Division due to the loss of the prime contract with the Navy.

  Competition for services provided by businesses in the Government & Environmental Services segment is based on price, technology preference, environmental experience, performance reputation and, with respect to certain businesses, availability of permitted treatment or disposal facilities.


Communication & Information Systems

  The Communication and Information Systems Company (CISCO) was formed in November 1995 to focus attention on a number of smaller, yet high potential businesses. CISCO includes businesses that previously resided in various larger divisions within the Company. This segment is grouped around three businesses: security, network communications and wireless communications.

  The security business is a leading, national provider of monitored home and vehicle security products and services. It provides electronic access control systems to commercial customers and integrated surveillance equipment to federal, state and local law enforcement agencies around the world.

  Network communications provides voice, data, video and network communication services to small and medium sized customers. CISCO provides these services through its network infrastructure as well as through purchase resale.

  Wireless communications consists of a number of businesses ranging from satellite ground station networks to mobile satellite terminals to wireless mobile services. Many of the businesses' core skills and capabilities were derived from Westinghouse's experience in the defense electronics arena.

  CISCO is subject to a wide range of both domestic and international competition for many of its products and services including major long distance providers and smaller purchase/resellers. Its products compete on the bases of product features, reliability, technology, product performance, customer service, and cost.

Other Businesses

  These businesses generally were deemed non-strategic. The divestitures of these businesses are essentially complete.


DISCONTINUED OPERATIONS

  During 1995, Discontinued Operations consisted of Knoll, the defense and electronic systems business, Financial Services and WCI. Knoll and the defense and electronic systems business were part of a plan adopted in December 1995; these divestitures were completed in the first quarter of 1996. The disposal of WCI was included in a July 1995 plan.

  During 1995, the Company continued to liquidate Financial Services. The remaining assets consist of the leasing portfolio and are expected to liquidate in accordance with contractual terms.


RAW MATERIALS

  The Company has experienced no significant difficulty with respect to sources and availability of raw materials essential to its businesses.

PATENTS

  Westinghouse owns or is licensed under a large number of patents and patent applications in the United States and other countries that, taken together, are of material importance to its businesses. Such patent rights are, in the judgment of the Company, adequate for the conduct of its business. None of its important products, however, are covered by exclusive controlling patent rights that preclude the manufacture of competitive products by others.

BACKLOG

  The backlog of firm orders of the Company's Continuing Operations, excluding amounts associated with litigation settlements, was $6,682 million and $6,580 million at December 31, 1995 and 1994, respectively. Of the 1995 backlog, $4,319 million is expected to be liquidated after 1996. In addition to the reported backlog, the Company provides certain non-Westinghouse products primarily for nuclear steam supply customers.

Backlog for the Company is as follows:

  Power Systems backlog at year-end 1995 and 1994 was $5,698 million and $5,305 million, respectively. Energy Systems backlog at year-end 1995 and 1994 was $2,592 million and $2,623 million, respectively. Power Generation backlog at year-end 1995 and 1994 was $3,106 million and $2,682 million, respectively. Backlog of $3,639 million is expected to be liquidated after 1996.

  Thermo King backlog at year-end 1995 and 1994 was $174 million and $280 million, respectively. Backlog of $67 million is expected to be liquidated after 1996.

  Government and Environmental Services backlog at year-end 1995 and 1994 was $674 million and $718 million, respectively. Backlog of $582 million is expected to be liquidated after 1996.

  Communication and Information Systems backlog at year-end 1995 and 1994 was $97 million and $154 million, respectively. Backlog of $19 million is expected to be liquidated after 1996.

  Other Businesses backlog at year-end 1995 and 1994 was $8 million and $65 million, respectively. Backlog of $2 million is expected to be liquidated after 1996.

  Also included in backlog at year-end 1995 and 1994 was $31 million and $58 million, respectively, attributable to Corporate and Other, of which $10 million is expected to be liquidated after 1996. This backlog primarily relates to research activities for outside customers.


ENVIRONMENTAL MATTERS

  Information with respect to Environmental Matters is incorporated herein by reference to Management's Discussion and Analysis -- Environmental Matters included in Part II, Item 7 and in note 17 to the financial statements included in Part II, Item 8 of this report.


RESEARCH AND DEVELOPMENT

  Data with respect to research and development is incorporated herein by reference to note 21 to the financial statements included in Part II, Item 8 of this report.


EMPLOYEE RELATIONS

  During 1995, Westinghouse employed an average of 77,813 people, of whom approximately 64,000 were located in the United States. Included in the 1995 average employees were 26,290 employees associated with government-owned facilities and the U.S. naval nuclear reactors programs and 17,533 employees in Discontinued Operations. During the same period, approximately 8,800 domestic employees were represented in collective bargaining by 21 labor organizations. Of these employees, 36% were represented by unions that are affiliated with, and/or bargain in conjunction with, one of three national unions, namely, the International Brotherhood of Electrical Workers; the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers; and the Federation of Independent Salaried Unions.

  In August 1994, the Company negotiated four-year agreements with these unions, currently representing about 6,300 employees. The basic agreements provided lump sum wage increases of $1,000 in 1994 and $500 in 1995 and wage increases of 2.5% each in August 1995 and 1996, and 3% in August 1997. In addition, there are seven potential cost-of-living increases. The agreements also included major restructuring of the health care delivery system introducing new managed care networks; restructuring of the employee security and protection plan; and a restructured pension plan to enable the Company to address issues related to underfunding. Management believes that the 1994 labor agreements represent a balanced and competitive package of pay and benefits particularly well suited for Westinghouse and its employees.


FOREIGN AND DOMESTIC OPERATIONS

  Information with respect to foreign and domestic operations and export sales is incorporated herein by reference to note 21 to the financial statements included in Part II, Item 8 of this report.


ITEM 2.  PROPERTIES.

  At December 31, 1995, the Company's Continuing Operations owned or leased 697 locations totalling more than 30 million square feet of floor area in the United States and 38 foreign countries. Domestic locations of Continuing Operations comprised approximately 86% of the total space.

  Facilities leased in the United States accounted for approximately 23% of the total space occupied by Continuing Operations and facilities leased in foreign countries accounted for approximately 5% of the total space occupied by Continuing Operations. No individual lease was material.

  A number of manufacturing plants and other facilities formerly used in operations are either vacant, partially utilized, or leased to others. All of these plants are expected to be sold, leased, or otherwise utilized. Except for these facilities, the Company's physical properties are adequate and suitable, with an appropriate level of utilization, for the conduct of its business in the future.


ITEM 3.  LEGAL PROCEEDINGS


  (a) In October 1990, Houston Lighting and Power Company and its co-owners filed a lawsuit against the Company and two individual defendants (one current and one retired employee of the Company) in the District Court of Matagorda County, Texas, relating to the Company's supply of nuclear steam supply systems for the South Texas Project. Trial commenced in this action on July 5, 1995. On December 7, 1995, the parties reached an agreement resolving all claims asserted in this matter.

  (b) In October 1990, Commonwealth Edison Company (Commonwealth Edison) filed a lawsuit against the Company in the Circuit Court in Cook County, Illinois, for an unspecified amount of damages, including treble and punitive damages, based on the Company's supply of nuclear steam supply systems for Commonwealth Edison's Zion, Byron, and Braidwood plants. Commonwealth Edison's Second Amended Complaint sets forth counts of common law fraud, violation of the Illinois Consumer Fraud and Deceptive Practices Act, and violations of the Federal Racketeer Influenced and Corrupt Organization Act (RICO) statute. Subsequently, Commonwealth Edison disclosed that it was seeking approximately $1.2 billion of damages. A trial date is scheduled for July 1996.

  (c) In February 1993, Portland General Electric Company (Portland) filed a lawsuit against the Company in the United States District Court (USDC) for the Western District of Pennsylvania seeking unspecified damages based on claims for breach of contract, negligence, fraud, negligent misrepresentation, and violations of the federal RICO statute and the Oregon RICO statute, relating to the Company's design, manufacture and installation of steam generators at the Trojan Nuclear Plant, an electric generating facility located in Ranier, Oregon. Also in February 1993, the Eugene Water & Electric Board (the Board), a 30% owner of the Trojan Nuclear Plant, filed a suit containing essentially
the same allegations and seeking unspecified damages.   A declaratory judgment
that the steam generators are defective and the Company is liable for expenses, including replacement power, incurred as a result of the alleged defects, was also sought in both cases. Although the Board's suit was filed in the USDC for the District of Oregon, its motion to change the venue to the USDC for the Western District of Pennsylvania was granted. In April 1993, on Portland's motion, the Board's case was consolidated with the Portland case. The consolidated claims sought total damages of approximately $350 million. In June 1993, the court granted the Company's motion to dismiss plaintiffs' claims for negligence and negligent misrepresentation. The court also dismissed, in part, the plaintiffs' claims under Section 1962(b) of the federal RICO statute relating to the Trojan project enterprise. On May 17, 1995, the USDC dismissed the Board's claims after the Company and the Board agreed on a settlement. The claims of Portland are scheduled for trial in 1996.

  (d) In July 1993, Northern States Power Company (NSP) filed a lawsuit against the Company in the USDC for the District of Minnesota for an unspecified amount of damages, including treble and punitive damages, based on the Company's supply of steam generators at NSP's Prairie Island Nuclear Plant. The complaint sets forth counts for breach of contract, fraud, negligent misrepresentation, violations of the RICO statute and violations of the Minnesota Prevention of Consumer Fraud Act. Subsequently, NSP disclosed that it is seeking approximately $317 million of damages. This case is scheduled for trial in March 1996.

  (e) On February 27, 1996, suit was brought against the Company in the USDC for the District of New Jersey by Public Service Electric & Gas Company, PECO Energy Company, Atlantic City Electric Company, and Delaware Power & Light Company, the owners of the Salem Generating Station. The suit alleges counts under the RICO statute, for fraud and for negligent misrepresentation and for breach of contract in connection with the Company's supply of steam generators and for service orders in 1993 and 1995 related to these steam generators.

  (f)  In August 1988, the Pennsylvania Department of Environmental Resources
(PDER) filed a complaint against the Company alleging violations of the Pennsylvania Clean Streams Law at the Company's Gettysburg, Pennsylvania, elevator plant. The PDER requested that the Environmental Hearing Board assess a penalty in the amount of $9 million. The Company has denied these allegations. The parties completed discovery and a portion of the hearing on the complaint began in 1991. The hearing resumed in 1992 and concluded in February 1993. All post-trial briefs have been filed and the parties await a decision.

  (g)  In March 1993, the Pennsylvania Department of Environmental Resources
(PDER) filed a complaint against CBS with the Pennsylvania Environmental Hearing Board, seeking the imposition of penalties for violations of the Clean Streams Law and the Solid Waste Management Act. The complaint alleged that the violations occurred in the toy manufacturing plant located in East Lampeter Township, Lancaster County, Pennsylvania. The PDER sought penalties of $6 million. In February 1996, PDER and CBS reached an agreement to settle this enforcement action. Under the terms of the agreement, CBS will pay a penalty in the amount of $150,000, and provide $300,000 to PDER in order to enable it to fund community environmental improvement projects.

  (h) The Company has been defending, in the USDC for the Western District of Pennsylvania (the District Court), consolidated class and derivative actions and an individual lawsuit brought by shareholders of the Company against the Company, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), previously subsidiaries of the Company, and/or certain present and former directors and officers of the Company, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Company's public filings concerning the financial condition of the Company, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Company, WFSI and WCC. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims, with leave to replead certain claims in both actions. Both actions were subsequently repled. On January 20, 1995, the court again dismissed the derivative complaint in its entirety with prejudice. On February 8, 1995, this dismissal was appealed. Also on January 20, 1995, the court dismissed the class action claims, but granted plaintiffs the right to replead certain of the class action claims. Plaintiffs, in the class action, did not replead the claims and on February 28, 1995, the court dismissed these claims in their entirety. Plaintiffs in both the derivative and class action suits appealed the rulings and dismissals of their claims by the District Court. Oral arguments were made before the United States Court of Appeals for the Third Circuit on November 2, 1995 and the parties await a decision.

  (i) In February 1993, the Company was sued by 108 former employees who were laid off subsequent to the cancellation by the federal government of all contracts pertaining to the carrier-based A-12 aircraft program. The complaint alleges age discrimination on the part of the Company. The suit was filed in the USDC for the District of Maryland. The plaintiffs seek back pay with benefits and reinstatement of jobs or front pay. In April 1993, the Equal Employment Opportunity Commission (EEOC) filed a class-action, age discrimination suit against Westinghouse in the USDC for the District of Maryland on behalf of 388 former Westinghouse employees (which includes the aforementioned 108 employees) who were laid off or involuntarily terminated from employment subsequent to the federal government's cancellation of all contracts pertaining to the carrier-based A-12 aircraft program. The suit alleges age discrimination and discriminatory employment practices. The suit seeks back pay, interest, liquidated damages, reinstatement of jobs, court costs and other appropriate relief. In May 1993, these two cases were consolidated by the court. The court has adopted a trial structure which contemplates separate trials for plaintiffs in each of the 10 business segments within the Electronic Systems Group (ESG) at the time of the February 1991 reduction-in-force. The first of these trials is expected to begin some time during the second quarter of 1996; additional trials have not yet been scheduled. In preparation for the first trial, the parties have engaged in extensive discovery, which was largely concluded in June 1995. Approximately 125 plaintiffs have been dismissed with prejudice from the action.

  (j) The Company is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Company's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Company was neither a manufacturer nor a producer of asbestos and is often-times dismissed from these lawsuits on the basis that the Company has no relationship to the products in question or the claimant did not have exposure to the Company's product. At December 31, 1995, the Company had approximately 75,000 claims outstanding against it. In court actions which have been resolved, the Company has prevailed in the vast majority of the asbestos claims and has resolved others through settlement. Furthermore, the Company has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers which have agreed to the settlement are now reimbursing the Company for a substantial portion of its current costs and settlements associated with asbestos claims.

  A number of the asbestos-related cases pending against the Company, including those pending in Mississippi, Baltimore and West Virginia, are consolidated cases. In consolidated cases, the claims of a group of plaintiffs are tried together, and oftentimes limited findings with respect to common issues of fact and punitive damages are decided with respect to a representative grouping of plaintiffs and then applied to other individuals in the group. However, for the Company to be liable for damages to any particular claimant, that individual claimant must prove that he developed an asbestos-related disease, that he was exposed to a Westinghouse product, and that this exposure was a substantial factor in the development of the disease.

  (k) In August of 1993, the bankruptcy Trustee for the Bonneville Pacific Corporation (Bonneville) sued over 70 defendants, including Westinghouse, in federal district court in Salt Lake City, Utah. The Trustee's claims against the group of defendants, including Westinghouse; Deloitte & Touche; Mayer, Brown & Platt; Piper Jaffray, Inc.; and Kidder Peabody and Company, are numerous, but consist primarily of common law fraud and aiding and abetting in breaches of fiduciary duty on the part of former officers and directors of Bonneville. There are also claims by the Trustee for the tort of conspiracy and civil RICO violations. Westinghouse has filed numerous motions seeking dismissal of the claims and has filed a denial of the allegations. The Company's involvement with Bonneville consisted of four sale- leaseback transactions in co-generation projects through its former subsidiary, WCC. On October 6, 1994, the Trustee filed its preliminary damage calculation which totalled $647 million against a group of defendants, including Westinghouse, on a theory of joint and several liability. The Trustee is also seeking treble damages based upon the Trustee's position that a violation of civil RICO has occurred. Westinghouse continues to reject the validity of the claims and believes that the preliminary damage calculations are without merit. At this time, the parties are engaged in discovery.

  (l) A description of the derivative litigation involving certain of the Company's current and past directors is incorporated herein by reference to "Litigation Involving Derivative Claims Against Directors" in the Proxy Statement.

  (m) The Company was one of several defendants in a fraudulent conveyance action filed on August 16, 1994 by the unsecured creditors committee of Phar-Mor, Inc. seeking return of the proceeds of an August 1991, Phar-Mor tender offer in which the Company received about $30 million, and an additional $20 million from the tender of Phar-Mor stock by the DeBartolo Family Limited Partnership (DeBartolo) pursuant to a Westinghouse loan to DeBartolo secured by DeBartolo's Phar-Mor holdings. The fraudulent conveyance action was transferred from bankruptcy court in Cleveland to the Western District of Pennsylvania and consolidated with other Phar-Mor litigation. A defense motion for summary judgment in the fraudulent conveyance action was granted on August 22, 1995, and the unsecured creditors have appealed.

  Included in the consolidated cases pending in the Western District of Pennsylvania is an action by the Company seeking damages in connection with loans to, and equity investments in, Phar-Mor. On May 2, 1995, the Company concluded a settlement in this litigation with Phar-Mor's chief executive officer and controlling shareholder and certain other parties which resulted in the dismissal of all cross-claims and third-party complaints between the Company and these parties. Remaining were the Company's claims against Coopers & Lybrand (Coopers), Phar-Mor's former accountants, for securities violations, fraud, negligent misrepresentation, and breach of contracts to which the Company was a third-party beneficiary. Coopers obtained a summary judgment on the negligent misrepresentation claim, and on certain of the breach of contract claims. Trial commenced on September 27, 1995, and on February 14, 1996, a federal jury found Coopers liable for violations of securities laws and common law fraud. The damage portion of the trial is expected to commence in April 1996.

  Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in each of the foregoing matters and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Company's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Company has meritorious defenses to the litigation described in items (b) through (l) above, and management believes that the litigation should not have a material adverse effect on the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 1995.

EXECUTIVE OFFICERS

  The names, offices, and positions held during the past five years by each of the executive officers of the Company as of March 1, 1996 are listed below. Officers are elected annually. There are no family relationships among any of the executive officers of the Company.

                                                                         AGE AT
NAME, OFFICES, AND POSITIONS                                          MARCH 1, 1996
----------------------------                                          -------------
Michael H. Jordan - Chairman and Chief Executive Officer                     59
      since June 30, 1993; Partner with Clayton, Dublier &
      Rice, Inc. from September 1992 to June 1993;
      Chairman of PepsiCo International Foods and
      Beverages Division from December 1990 to
      September 1992.  Prior to December 1990, Mr. Jordan
      held numerous other management positions of
      increasing responsibility at PepsiCo International.

Gary M. Clark - President since June 30, 1993; President and                 60
      Acting Chief Executive Officer from January 27, 1993 to
      June 30, 1993; Member of President's Office from
      January 1, 1993 to January 27, 1993; Executive Vice President,
      Industries and Corporate Resources from December 1990 to
      January 1993; Executive Vice President, Industries from
      January 1989 to December 1990.

Frank R. Bakos - President, Power Generation since August 1994;              58
      Vice President and General Manager, Power Generation
      from January 1989 to August 1994.

Louis J. Briskman - Senior Vice President and General Counsel                47
      since January 1994; Senior Vice President, Secretary and
      General Counsel from January 1993 to January 1994;
      Deputy General Counsel from January 1989 to January 1993.

Francis J. Harvey - Executive Vice President and Chief Operating             52
    Officer, Industry & Technology Group since March 1, 1996;
    President, Electronic Systems from March 1, 1995 to February 29,
    1996; President, Westinghouse Government and Environmental
    Services Co. from January 1994 to March 1, 1995; Vice President,
    Science and Technology from July 1993 to January 1994; General
    Manager, Marine Division from July 1986 to July 1993.

Peter A. Lund - Chief Executive Officer and President of CBS Inc. since      55
    November 28, 1995; President, CBS/Broadcast Group, from February
    1995 to November 27, 1995; President, CBS Television Network, from
    March 1994 to February 1995; Executive Vice President of
    CBS/Broadcast Group, from October 1990 to March 1994.

James S. Moore - President, Westinghouse Government & Environmental          59
    Services Company since March 1, 1995; Senior Vice President,
    Corporate Human Resources and Total Quality from January 1993 to
    March 1, 1995; Vice President of Executive Resources and Development
    from July 1991 to January 1993; President, Westinghouse Savannah
    River Company from September 1988 to July 1991.

Fredric G. Reynolds - Executive Vice President and Chief Financial           45
    Officer since March 1994; Senior Vice President, Finance, and
    Chief Financial Officer, PepsiCo International Foods from
    December 1990 to March 1994; Senior Vice President, Finance,
    and Chief Financial Officer, Frito-Lay from May 1989 to December
    1990.

James F. Watson, Jr. - President, Thermo King since February 1993;           58
    Vice President and General Manager, North American Division
    of Thermo King from October 1983 to February 1993.

Nathaniel D. Woodson - President, Energy Systems since August 1994;          54
    Vice President and General Manager, Energy Systems from November
    1990 to August 1994; President, International from March 1989 to
    November 1990.


                                PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The principal markets for the Company's common stock are identified on page 1 of this report. The remaining information required by this item appears on page 58 of this report and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

  The information required by this item appears on page 58 of this report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information required by this item appears on pages 17 through 29 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item, together with the report of Price Waterhouse LLP dated February 12, 1996, appears on pages 30 through 58 of this report and is incorporated herein by reference.

                                                                                PAGE
      Report of Management                                                       30

      Report of Independent Accountants                                          30

      Consolidated Statement of Income for each of the three years in the        31
        period ended December 31, 1995

      Consolidated Balance Sheet at December 31, 1995 and 1994                   32

      Consolidated Statement of Cash Flows for each of the three years in the    33
        period ended December 31, 1995

      Notes to the Financial Statements                                          34

      Quarterly Financial Information (unaudited)                                57

      Five-Year Summary Selected Financial and Statistical Data (unaudited)      58


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

During 1995, the Corporation made a dramatic shift in its business portfolio and future direction. This transformation was hallmarked by the $5.4 billion acquisition of CBS Inc. (CBS) in November 1995. As a result, Westinghouse became the largest television and radio broadcaster in the country, with 15 television stations reaching 33% of U.S. households and 39 radio stations covering 35% of the nation. The CBS Television Network is a long-standing, branded consumer trademark with a strong heritage and worldwide recognition.

To finance the acquisition of CBS and replace existing credit facilities, the Corporation successfully obtained new credit facilities under a credit agreement with a commitment level of $7.5 billion in September 1995. This financing was substantially oversubscribed by lenders.

As part of this strategic redirection, in December 1995, the Corporation announced a plan to divest its defense and electronic systems business and The Knoll Group (Knoll), its office furnishings unit. Proceeds from the sales of these units will be used to repay approximately 65% of the debt incurred to finance the CBS acquisition. This action will provide added financial flexibility to invest in broadening the scope and global reach of the Corporation's media and other businesses.

In December 1995, the Corporation reached a definitive agreement to sell Knoll for $565 million of cash. In January 1996, an agreement was executed for the sale of the Corporation's defense and electronic systems business for $3 billion of cash, and the assumption of approximately $500 million of pension and postretirement benefit liabilities associated with active employees of the business. The substantial turnaround of Knoll's operations in 1995 and the strategic technology and defense programs of the defense and electronic systems business, coupled with strong operating performance, enabled management to obtain attractive values for these businesses. These transactions are expected to be completed during the first quarter of 1996.

During 1995, the Corporation made substantial progress in paying down non-acquisition debt. In total, more than $1.4 billion of assets were monetized, enabling the Corporation to exceed its $1 billion debt repayment target established a year ago. During 1995, the Corporation sold:

- WCI Communities, Inc. (WCI) for $430 million of cash and retained approximately $125 million of mortgage notes receivable and securities,

- the majority of the remaining real estate portfolio investments of Financial Services generating cash proceeds of more than $360 million,

- investments held in two trusts established to fund non-qualified executive benefit plans for proceeds of $305 million, and

- other non-strategic businesses for proceeds approximating $300 million of cash.

These strategic changes and debt reduction activities affected the presentation of the Corporation's financial information included in this report as follows:

- results for CBS are included in the Corporation's financial statements subsequent to the acquisition date of November 24, 1995,

- the operating results for the defense and electronic systems business, Knoll and WCI are presented as Discontinued Operations separately from Continuing Operations for all periods, and

- all of the Corporation's debt is included in Continuing Operations except for the remaining Financial Services debt that is expected to be repaid through the liquidation of the leasing portfolio. However, in connection with the transfer of the defense and electronic systems business and Knoll to Discontinued Operations, interest expense was allocated to Discontinued Operations for all periods. See note 3 to the financial statements.

The Corporation reported net income of $15 million in 1995 and $77 million in 1994 and a loss of $326 million in 1993. Net income (loss) includes results from Continuing Operations, Discontinued Operations, and the cumulative effect of a change in an accounting principle as presented below:


Components of Net Income (Loss) (in millions)

YEAR ENDED DECEMBER 31                  1995    1994    1993
------------------------------------------------------------
Loss from Continuing Operations        $(44)   $(13)   $(246)
Income (loss) from Discontinued
  Operations                             59      90      (24)
Cumulative effect of change in
  accounting principle                    -       -      (56)
------------------------------------------------------------
Net income (loss)                      $ 15    $ 77    $(326)
------------------------------------------------------------

Included in 1995 results for Continuing Operations were pre-tax provisions of $86 million ($53 million after tax) for restructuring activities, $236 million ($147 million after tax) related to the Philippines and steam generator litigation matters, and a gain from the sale of MICROS Systems, Inc. (MICROS) of $115 million ($66 million after tax). Included in the 1995 results of Discontinued Operations were after-tax charges of $30 million for additional restructuring and $76 million for the estimated loss on the disposal of WCI.

Included in 1994 results were pre-tax provisions related to Continuing Operations of $23 million ($14 million after tax) for additional restructuring activities and $308 million ($195 million after tax) for the settlement of a portion of the Corporation's pension obligation. In 1994, the results of Discontinued Operations included an after-tax charge of $37 million related to restructuring activities.

The 1993 results included pre-tax provisions related to Continuing Operations of $249 million ($162 million after tax) for restructuring and $400 million ($265 million after tax) for the disposition of non-strategic businesses and costs for certain litigation and environmental contingencies. The 1993 results of Discontinued Operations included after-tax provisions of $66 million for restructuring and $95 million for estimated disposal costs of Discontinued Operations. The 1993 results also included an after-tax charge of $56 million for the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." See the notes to the financial statements for further discussion of these matters.

Excluding the after-tax effect of certain special charges described above, income from Continuing Operations was $90 million for 1995 compared to $196 million for 1994 and $181 million for 1993. Excluding all of the special charges described above, net income was $255 million for 1995 compared to $323 million for 1994 and $318 million for 1993.

Earnings per share data appear below. The computation of fully diluted earnings per share assumes that the conversion of the Series B Conversion Preferred Stock (Series B Preferred), which converted to common stock on September 1, 1995, occurred at the beginning of the year. See note 15 to the financial statements.

Earnings (loss) Per Common Share

YEAR ENDED DECEMBER 31                                   1995       1994        1993
------------------------------------------------------------------------------------
Primary earnings (loss) per common share:
  Continuing Operations                                 $(.19)     $(.16)     $ (.84)
  Discontinued Operations                                 .14        .23        (.07)
  Cumulative effect of change in
    accounting principle                                    -          -        (.16)
------------------------------------------------------------------------------------
  Primary earnings (loss) per common share              $(.05)     $ .07      $(1.07)
------------------------------------------------------------------------------------
Fully diluted earnings (loss) per common share:
  Continuing Operations                                 $(.10)     $(.16)     $ (.84)
  Discontinued Operations                                 .13        .23        (.07)
  Cumulative effect of change in
    accounting principle                                    -          -        (.16)
------------------------------------------------------------------------------------
  Fully diluted earnings (loss)  per common share       $ .03      $ .07      $(1.07)
------------------------------------------------------------------------------------

RESULTS OF OPERATIONS-CONTINUING OPERATIONS

RESULTS OF OPERATIONS-CONTINUING OPERATIONS (in millions)

                                                                                                           Operating Profit (Loss)
                                          Sales of Products and Services   Operating Profit (Loss)        Excluding Special Charges
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                       1995      1994      1993     1995      1994      1993       1995       1994       1993
-----------------------------------------------------------------------------------------------------------------------------------
Broadcasting:
  Television                               $  691    $  379    $  335    $ 161     $ 130     $  92      $ 161      $ 130      $  92
  Radio                                       251       208       215       55        47        44         55         47         44
  Other Broadcasting                          166       155       155       (4)       20         3         (4)        18         15
-----------------------------------------------------------------------------------------------------------------------------------
Total Broadcasting                          1,108       742       705      212       197       139        212        195        151
-----------------------------------------------------------------------------------------------------------------------------------
Power Systems:
  Energy Systems                            1,369     1,364     1,420      114       114       164        130        140        209
  Power Generation                          1,769     1,715     1,786      (16)      130        (2)        12        125        124
  Other Power Systems                        (138)     (149)     (123)    (305)      (79)     (201)       (69)       (79)       (76)
-----------------------------------------------------------------------------------------------------------------------------------
Total Power Systems                         3,000     2,930     3,083     (207)      165       (39)        73        186        257
-----------------------------------------------------------------------------------------------------------------------------------
Thermo King                                 1,065       877       719      176       135       113        176        135        113
-----------------------------------------------------------------------------------------------------------------------------------
Government & Environmental Services:
  Government Operations                       144       116       104       86        76        71         86         76         71
  Environmental Services                      302       341       313      (62)      (18)      (43)       (62)       (14)       (11)
-----------------------------------------------------------------------------------------------------------------------------------
Total Government & Environmental Services     446       457       417       24        58        28         24         62         60
-----------------------------------------------------------------------------------------------------------------------------------
Communication & Information Systems           361       312       279       (1)        7        (3)         2          7          8
Other Businesses                              305       524       533        9         2       (38)         9          2        (33)
Corporate and Other                            90       153       155     (169)     (159)     (234)      (130)      (159)      (136)
Intersegment Sales                            (79)     (106)     (112)       -         -         -          -          -          -
-----------------------------------------------------------------------------------------------------------------------------------
Total                                      $6,296    $5,889    $5,779    $  44     $ 405     $ (34)     $ 366      $ 428      $ 420
-----------------------------------------------------------------------------------------------------------------------------------

With the strategic redirection of the Corporation and the shift in the Corporation's business portfolio, management realigned the business segments for financial reporting purposes. In 1995, a new segment, Communication
& Information Systems, was created that includes Westinghouse Communications, formerly a part of the Broadcasting segment, and the communication and information systems divisions of the former Electronic Systems segment. In addition, Resource Energy Systems, previously included in the Other Businesses segment, has been included in the Government & Environmental Services segment. Corporate overhead costs, which were formerly allocated to the individual segments, are now included in Corporate and Other. Segment information for 1994 and 1993 has been restated to reflect these changes.

The Corporation's consolidated revenues from sales of products and services increased $407 million in 1995 compared to 1994 primarily due to the acquisition of CBS and increased volume at Thermo King, offset partially by the divestiture of non-strategic businesses. The Corporation's consolidated revenues were essentially flat in 1994 compared to 1993, totalling approximately $5.8 billion. Operating profit for each of the last three years included special charges related to restructuring activities, which totalled $86 million in 1995, $23 million in 1994, and $249 million in 1993. Other special charges of $236 million for litigation matters were included in operating profit in 1995. In 1993, other special charges included in operating profit were $125 million for litigation costs, $60 million for Corporate environmental costs and $20 million for asset writeoffs associated with projects that were discontinued.

The improvements in 1995 segment operating profit resulting from Thermo King's increased volume and reduced corporate overhead costs were more than offset by the decline in profitability of the Power Systems segment. The recognition of higher costs for disposal of secondary waste in the Environmental Services unit also contributed to the decline in profits in 1995.

Results for the Corporation continue to be affected by higher pension costs resulting from unfunded pension obligations and by the costs associated with litigation matters. Although the Corporation's objective is to reduce these earnings constraints over the next few years, management expects that they will continue to negatively affect operating results in 1996.

Broadcasting

The results for CBS subsequent to the completion of the acquisition on November 24, 1995 are included in the results for the Broadcasting segment. Sales and operating profit for CBS for this 37-day period totalled $303 million and $9 million, respectively.

The results for television include those for 15 television stations, as well as the CBS Television Network. The reported results for television and radio include depreciation and amortization of specifically identifiable assets based on their fair values when acquired. Amortization of goodwill arising from the CBS acquisition is not readily separable among the CBS operations. As a result, all of the amortization of this goodwill, which approximates $120 million per year, is included in the results for "Other Broadcasting."

The approval by the Federal Communications Commission (FCC) of the Corporation's acquisition of CBS contained a number of temporary waivers of the FCC's television and radio ownership rules. The recently enacted
Telecommunications Act of 1996 deregulates some of these rules and makes certain, but not all of the waivers unnecessary.

Generally, where waivers continue to be required, the Corporation intends to file applications with the FCC seeking permanent waivers. Other group owners have been granted similar waivers in recent years. Based on current FCC policy and precedent, the Corporation believes the FCC will grant these waivers. If these permanent waivers are not granted, the Corporation would be required to divest certain of its television and radio properties.

Performance for the year for Broadcasting excluding CBS was strong. Revenues increased 8% from 1994 to $805 million. Operating profit, excluding a $2 million adjustment for restructuring costs in 1994, increased 4% to $203 million. For the year, strong performances from radio and television operations and Group W Satellite Communications were partially offset by additional program development costs at the production company. However, during the fourth quarter of 1995, a weak advertising market, driven by a lack of political campaign advertising and lower ratings, caused television profits to decline slightly.

Revenues for Broadcasting increased 5% to $742 million in 1994 compared to $705 million in 1993 reflecting growth in advertising revenues, particularly in television. The 1994 Olympics and political campaigns contributed to the increased advertising revenues. Group W Satellite Communications (GWSC) also reported higher revenues.

Included in 1993 operating profit was $12 million for restructuring costs, of which $2 million was subsequently not required and adjusted in 1994. Excluding restructuring amounts, operating profit increased 29% to $195 million in 1994 compared to $151 million in 1993 due to the increased advertising revenues and improvements in productivity resulting from cost-reduction programs.

The future operating results of Broadcasting depend on realization of post-acquisition benefits from combined operations, demand for television advertising, competitive changes in media businesses, and the television network's audience share in all dayparts.

Earnings before interest expense, income taxes, depreciation, amortization, and special charges totalled $269 million for 1995, $226 million for 1994, and $183 million for 1993.

Power Systems

Power Systems consists of Energy Systems and Power Generation, the Corporation's nuclear and fossil-fueled power generation businesses. The results for the Power Systems segment in total reflect the impact of discounts on goods and services provided to customers under litigation settlements. However, the results for Energy Systems and Power Generation are presented as if the sales had been made at normal commercial rates. The impact of these discounts is presented in "Other Power Systems."

Sales for Power Systems remained relatively stable over the last three years. Operating profit, however, declined substantially in 1995 compared to 1994 because of the recognition of costs for litigation matters, lower profitability for the Power Generation business unit, and restructuring costs.

Sales for Energy Systems in 1995 were consistent with the prior year. Revenues in 1994 decreased 4% to $1,364 million due to reduced licensee income and the favorable 1993 effect of a change in accounting for nuclear fuel revenues.

Included in 1995 operating profit was $16 million for restructuring activities related to the separation of approximately 200 employees. Operating profit for 1994 included $26 million for restructuring activities related to the separation of approximately 400 employees in late 1994. Included in the 1993 operating profit was $45 million for restructuring. Excluding special charges in all years, operating profit decreased 7% to $130 million in 1995 compared to 1994 and 33% to $140 million in 1994 compared to 1993. The decreases in operating profit in 1995 and 1994 were attributable primarily to lower licensee income. Operating profit for 1994 also reflected the change in accounting for nuclear fuel revenues in 1993. Cost savings from restructuring activities have been essentially offset by price compression.

Revenues for Power Generation in 1995 increased 3% to $1,769 million compared to 1994. Revenues decreased 4% or $71 million in 1994 compared to 1993. Higher field service revenues and new apparatus sales offset decreased revenues from major factory repair and service activities.

The operating loss for 1995 included $28 million for the separation of approximately 550 employees. The operating loss in 1993 included $126 million for restructuring activities, of which $5 million was redeployed in 1994 to other businesses. Excluding the impact of restructuring in all years, operating profit in 1995 decreased $113 million to $12 million after remaining flat in 1994 and 1993. The shift from high-margin service, which has declined due to a combination of improved equipment reliability and deferral of maintenance by utilities, to lower margin new apparatus business has more than offset cost improvements from restructuring activities.

In 1995, orders of $2.4 billion, although strong, were down 5% from 1994 reflecting increased competitive pressures. Approximately 55% of the orders were from customers outside the United States reflecting Power Generation's focus on international opportunities.

Other Power Systems includes eliminations of sales between Energy Systems and Power Generation, as well as activities related to uranium, steam generator and Philippines litigation matters, including legal fees incurred, estimated losses for settlements, and discounts. In 1995, a special charge of $236 million was recognized for steam generator matters and the settlement of the Philippines litigation. The operating loss for 1993 included a special charge of $125 million for litigation matters. Excluding the special charges, the operating loss, which represents discounts from commercial prices on goods and services supplied under previous settlement arrangements, was relatively flat.

Thermo King

Excellent results were reported by Thermo King for 1995. Sales increased 21% driven by strong international demand, particularly in Europe. Operating profit increased 30% as a result of the higher volume and benefits from product cost improvement programs. International orders accounted for nearly 50% of Thermo King's total orders in 1995. The slowdown in North American truck and trailer business, which began in the third quarter of 1995, caused orders to decline late in the year, although total-year orders were slightly ahead of 1994.

Revenues for Thermo King increased 22% to $877 million in 1994 due to volume increases in both the domestic and international truck and trailer product lines, as well as service parts and seagoing container product lines. Operating profit increased 19% to $135 million in 1994 compared to 1993 primarily as a result of the increased volume.

Government & Environmental Services

Sales and operating profits for the management of government sites were strong for 1995 with sales up 24% and operating profit up 13% compared to 1994. Benefits from the U. S. Department of Energy's (DOE) new performance based contracts were partially offset by the loss of a management contract at a DOE facility in Idaho. Sales and operating profit in 1994 were up 12% and 7%, respectively, compared to 1993, as a result of higher award fees at several DOE sites and increased work scope and fees for the naval nuclear program.

The DOE is continuing to open for bid certain of its operating and maintenance contracts as they expire. The Corporation intends to pursue vigorously the retention of its current contracts and selectively bid on sites not currently managed by the Corporation.

The environmental services business reported a decrease in sales for 1995 of $39 million, primarily as a result of the sale of Aptus in March 1995. Revenues in 1994 increased $28 million compared to 1993 due to increased volume in hazardous waste remediation services and radioactive waste incineration.

Included in 1994 and 1993 operating losses were charges of $4 million and $32 million, respectively, for restructuring activities and other actions. Excluding special charges, the operating loss of the environmental services business increased $48 million in 1995 compared to 1994 and $3 million in 1994 compared to 1993. In addition to the special charges described above, the operating loss in 1995 was unfavorably affected by a one-time charge of $30 million to recognize higher costs for disposal of secondary waste at the Corporation's low-level radioactive waste treatment business. The operating loss in 1994 increased primarily due to price compression in the hazardous waste remediation and incineration markets.

The Corporation continues to review its portfolio of environmental businesses to determine how best to focus its efforts.

Communication & Information Systems

This newly created segment includes Westinghouse Communications, formerly a part of the Broadcasting segment, and the communication and information systems divisions of the former Electronic Systems segment. Sales in 1995 increased 16% compared to 1994, while sales in 1994 increased 12% compared to the prior year.

The operating loss for 1995 included $3 million for restructuring activities, while the operating loss in 1993 included $11 million for restructuring. Excluding special charges in all years, operating profit declined $5 million in 1995 and was essentially flat in 1994 compared to the prior year. The decrease in operating profit in 1995 is attributable primarily to reduced margins on wireless communications contracts.

Other Businesses

During the year, the Corporation completed divestitures of several businesses included in its former Industrial Products and Services business unit, and its majority interest in MICROS. In addition, the Corporation closed a plant in Abingdon, Virginia. Controlmatic and Gladwin were divested in 1994.

The decline in revenues and the fluctuations in operating profits for this segment reflect these divestitures. Divestitures of most of the non-strategic businesses were essentially complete by year-end 1995.

RESTRUCTURING OF OPERATIONS

The Corporation is committed to strengthening its businesses and improving its profitability through restructuring actions ranging from changes in business and product-line strategies to downsizing for process reengineering and productivity improvements. To the extent possible, the Corporation is committed to reducing its workforce through normal attrition. See note 20 to the financial statements.

During the last three years, the Corporation has undertaken restructuring programs at its corporate headquarters as well as at several of its major businesses. In particular, Power Systems has identified initiatives at both its Power Generation and Energy Systems business units in an effort to remain competitive in light of a reduction in the demand for services and intense pricing pressures. Restructuring actions for Continuing Operations, including corporate headquarters, have resulted in the recognition of restructuring costs totalling $86 million in 1995, $23 million in 1994 and $249 million in 1993.

The most significant cost component of the Corporation's restructuring plans generally involves the elimination of positions and the separation of employees. Approximately 3,850 positions were eliminated from Continuing Operations during the last three years resulting in employee separation costs totalling $293 million, including pension curtailment costs. Other cost elements of these plans consist of asset write-downs of $38 million and costs for facility closure or rationalization of $27 million. Included in these amounts are cash expenditures totalling $298 million, consisting of $134 million in 1994, $100 million in 1995, $56 million in 1996, and $8 million in 1997. Employee separation costs generally are paid over a period of up to two years following the separation.

The annual savings expected from these restructuring initiatives approximates $40 million for the 1995 plan, $35 million for the 1994 plan, and $65 million for the 1993 plan. Based on the timing of implementation of the initiatives, actual savings approximated $100 million in 1995 and $50 million in 1994. Competitive pressures causing price compression in certain of the Corporation's markets have absorbed a significant portion of the savings achieved through restructuring actions.

Restructuring actions for the Corporation's Discontinued Operations, principally the defense and electronic systems business and Knoll, resulted in additional costs totalling $49 million in 1995, $48 million in 1994 and $101 million in 1993. These actions involved the separation of nearly 3,000 employees and the exiting of various product lines and facilities.

In conjunction with the CBS acquisition, a plan was developed to integrate the infrastructure of the CBS headquarters and the radio and television operations with those of the Corporation. The estimated cost for restructuring the CBS organization, including separating employees and closing facilities, is $100 million of which $3 million had been spent as of year-end 1995. The consolidation plan as it relates to the Corporation's existing operations was not yet finalized at December 31, 1995. Therefore, the costs associated with this aspect of the plan are expected to be recognized when the plan is adopted in early 1996.

Cost-reduction initiatives are undertaken when the resulting benefits are substantial in relation to the cost of the programs and are realizable in the near term. The Corporation expects to continue to implement restructuring initiatives as competitive conditions dictate in an ongoing effort to reduce its overall cost structure and improve its competitiveness.

1994 PENSION SETTLEMENT

The Corporation's restructuring activities contributed to a high level of lump-sum cash distributions from the Corporation's pension fund during 1994. The magnitude of these cash distributions required that the Corporation apply the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and recognize a settlement loss of $308 million. This noncash charge to income represents the pro rata portion of unrecognized losses associated with the pension obligation that was settled.

The settlement loss did not affect shareholders' equity because the decrease resulting from the income statement provision was fully offset by a reduction in the charge to shareholders' equity related to the minimum pension liability. See note 4 to the financial statements.

OTHER INCOME AND EXPENSES

Other income for 1995 of $149 million included a pre-tax gain of $115 million from the sale of the Corporation's 62% interest in MICROS and a $13 million gain from the sale of an equity investment. The Corporation recorded an additional $7 million provision for the estimated loss on disposition of non-strategic businesses related to the disposition of Aptus.

For 1994, other income and expense, which was a net expense of $288 million, consisted primarily of a $308 million charge for the settlement of a portion of the Corporation's pension obligation. The Corporation recorded an additional $17 million provision for the estimated loss on disposition of non-strategic businesses to reflect actual sales experience and revised estimates of proceeds and selling costs for the remaining businesses to be sold. These charges were partially offset by a gain of $32 million from the sale of two radio stations.

For 1993, other income and expense, which was a net expense of $154 million, consisted primarily of a $195 million provision for the estimated loss on disposition of non-strategic businesses, most of which have since been completed. This charge was offset by a $21 million gain on the sale of an equity participation in a production company.

INTEREST EXPENSE

Interest expense attributable to Continuing Operations increased $99 million to $233 million in 1995 because of two primary factors. At year-end 1994, $625 million of debt was transferred to Continuing Operations from Discontinued Operations, causing an increase in interest expense for 1995 of approximately $40 million. Additional interest expense from CBS acquisition debt totalled $59 million.

To a lesser degree, interest expense in 1995 was affected by an increase in average short-term interest rates. In addition, in conjunction with the transfer of Knoll and the Corporation's defense and electronic systems business to Discontinued Operations, interest expense totalling $48 million in 1995, $37 million in 1994 and $46 million in 1993 was allocated to Discontinued Operations. See note 3 to the financial statements.

Interest expense decreased $31 million to $134 million in 1994 compared to $165 million in 1993 primarily due to lower average outstanding short-term debt. Average outstanding short-term debt of Continuing Operations decreased $782 million in 1994 compared to 1993. See note 11 to the financial statements.

INCOME TAXES

The Corporation's 1995 provision for income taxes in total was 62.7% of the income before taxes and minority interest. The 1995 net provision totalled $44 million, consisting of a $7 million benefit from Continuing Operations and a $51 million expense from Discontinued Operations.

The Corporation's 1994 provision for income taxes in total was 45.2% of the income before taxes and minority interest. The 1994 net provision totalled $71 million, consisting of a $13 million benefit from Continuing Operations and a $84 million expense from Discontinued Operations.

The Corporation's 1993 benefit for income taxes in total was 32.6% of the losses from all sources. The 1993 benefit totalled $153 million, consisting of $116 million from Continuing Operations, $7 million from Discontinued Operations and $30 million from the cumulative effect of the change in accounting principle.

The Corporation's effective tax rate has fluctuated dramatically depending on the specific dollar amounts of permanent tax differences and the relationship of those differences to income before income taxes and minority interest. Numerous items have caused the effective tax rates to differ from the U.S. statutory income tax rate of 35% for 1995, 1994 and 1993. An analysis of these items related to Continuing Operations is set forth in note 6 to the financial statements.

The net deferred tax asset at December 31, 1995 totalled $2,188 million for Continuing and Discontinued Operations. The temporary differences that give rise to deferred income taxes are shown in the Consolidated Deferred Income Tax Sources table in note 6 to the financial statements.

The three significant components of the deferred tax asset balance are: (i) the tax effect of net operating loss carryforwards of $3,229 million, of which $416 million will expire by the year 2007, $2,462 million by the year 2008 and the balance by 2010, (ii) the tax effect of cumulative net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes of $2,128 million representing future net income tax deductions, and (iii) alternative minimum tax credit carryforwards of $211 million that have no expiration date. Of the net temporary difference of $2,128 million, approximately $1,410 million represents a net pension obligation and $1,265 million represents an obligation for postretirement and postemployment benefits. These are partially offset by CBS temporary differences of approximately $872 million related primarily to FCC licenses.

Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized. In making this assessment, management considered the net losses generated in 1992 and 1993 as aberrations caused in part by the liquidation of a substantial portion of Financial Services assets and by restructuring and other unusual actions. Further, the expected 1996 sale of Knoll and the defense and electronic systems business will substantially reduce the deferred tax asset through the realization of reversing temporary differences and net operating losses.

The reversal of temporary differences may cause tax losses in future years. Each tax-loss year would receive a new 15-year carryforward period. Under a conservative assumption that all net cumulative temporary differences other than net operating loss carryforwards had reversed in 1995, the Corporation would have through the year 2010 to recover the tax asset. This would require the Corporation to generate average annual taxable income of at least $200 million assuming completion of the 1996 sales of Knoll and the Corporation's defense and electronic systems business. Management believes that average annual future taxable income will exceed this minimum amount.

In addition, there are certain tax planning strategies that could be employed to utilize a net operating loss carryforward that would otherwise expire. Some of the strategies that would be most feasible are sale and leaseback of facilities and change in the method of tax depreciation.

The following table shows a reconciliation of income or loss from Continuing Operations before income taxes to taxable income from Continuing Operations:

RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES TO U.S. FEDERAL TAXABLE INCOME (in millions)

YEAR ENDED DECEMBER 31                      1995         1994         1993
--------------------------------------------------------------------------
Loss from Continuing Operations           $  (40)       $ (17)       $(353)
Permanent differences:
  Foreign and Puerto Rico                   (168)        (136)        (101)
  State income tax                             5            6          (26)
  Goodwill                                    26           15           34
  Other                                       18          (25)          49
--------------------------------------------------------------------------
Net permanent differences                   (119)        (140)         (44)
--------------------------------------------------------------------------
Temporary differences:
  Pensions                                  (121)         272           12
  Long-term contracts                         72          (57)          34
  Depreciation                                29            7           20
  Provision for restructuring
    and other actions                        (43)         (87)         616
  Other                                      (30)         148          120
--------------------------------------------------------------------------
Net temporary differences                    (93)         283          802
--------------------------------------------------------------------------
Taxable income (loss)                     $ (252)       $ 126        $ 405
--------------------------------------------------------------------------

DISCONTINUED OPERATIONS

In recent years, the Corporation has adopted several plans to dispose of major segments of its business. Knoll and the defense and electronic systems business were part of a plan adopted in December 1995. The disposal of WCI was included in a July 1995 plan. Financial Services, DCBU, and WESCO were part of a plan adopted in November 1992.

These businesses have been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30).

In December 1995, the Corporation adopted a plan to reduce debt incurred for the acquisition of CBS through proceeds from the sale of its office furniture and defense and electronic systems businesses. In December 1995, a definitive agreement was reached to sell Knoll to Warburg, Pincus Ventures, L.P., an affiliate of E. M. Warburg, Pincus & Company, for $565 million of cash. In January 1996, an agreement was executed with Northrop Grumman Corporation for the sale of the defense and electronic systems business for $3 billion of cash. In addition, Northrop Grumman will assume approximately $500 million of pension and postretirement liabilities associated with the active employees of the business. These transactions, which are expected to result in an after-tax gain ranging from $1.2 to 1.4 billion, are expected to be completed during the first quarter of 1996. The net proceeds from these transactions will be used to repay debt of Continuing Operations.

In July 1995, the Corporation sold WCI for $430 million of cash and retained approximately $125 million of mortgage notes receivable with maturities through 1997 and other securities. In addition, the buyer assumed $19 million of debt. Concurrently, the Corporation invested $48 million for a 24% equity interest in the new business. The Corporation is actively pursuing the divestiture of this investment. The net cash proceeds from the divestiture of WCI were used to repay debt of Discontinued Operations. A net loss of $76 million was recognized on the disposal.

In November 1992, the Corporation announced a plan that included exiting Financial Services through the disposition of its $9 billion asset portfolios and the sales of the Corporation's Distribution and Control Business Unit
(DCBU) and Westinghouse Electric Supply Company (WESCO). The disposition of Financial Services assets involved the sale of the real estate and corporate finance portfolios over a three-year period and the liquidation of the leasing portfolio over a longer period of time in accordance with contractual terms.

Based on its quarterly review of the assumptions used in determining the estimated loss from Discontinued Operations that was recorded in 1992, the Corporation recorded an additional pre-tax provision for loss on disposal of Discontinued Operations of $148 million in 1993.

On January 31, 1994, the Corporation completed the sale of DCBU, excluding its Australian subsidiary, to Eaton Corporation for a purchase price of $1.1 billion of cash and the assumption by the buyer of certain liabilities. The sale of the Australian subsidiary was completed in March 1994.

On February 28, 1994, the Corporation completed the sale of WESCO to an affiliate of Clayton, Dubilier & Rice, Inc., a private investment firm, for a purchase price of approximately $340 million. The proceeds consisted of approximately $275 million of cash, approximately $50 million of first mortgage notes, and the remainder of stock and options of the new company.

The real estate and corporate portfolio investments of Financial Services essentially have been liquidated. The leasing portfolio, which totalled $865 million at December 31, 1995, is expected to continue to liquidate through 2015 in accordance with contractual terms.

The net assets of Discontinued Operations totalled $1.4 billion at December 31, 1995. Following completion of the divestitures of Knoll and the defense and electronic systems business in early 1996, the assets of Discontinued Operations will consist primarily of the remaining leasing portfolio of Financial Services and the remaining mortgage notes and securities of WCI. Liabilities will consist primarily of short-term and long-term debt, deferred income taxes related to the leveraged leases, and the liability for estimated loss on disposal of Discontinued Operations.

In 1995, the Corporation reduced the debt of Discontinued Operations to that amount which is supportable by the leasing portfolio and other miscellaneous assets. The debt is expected to be repaid as the leasing portfolio liquidates over its contractual term and through sales of such miscellaneous assets. To match the maturities of assets and debt, the Corporation may from time to time exchange debt obligations between Continuing and Discontinued Operations.

The remaining liability for the estimated loss on disposal of Discontinued Operations at December 31, 1995 totalled $134 million. Management believes that this liability is adequate to cover the future operating costs and estimated credit losses related to Financial Services and the remaining costs associated with WCI, DCBU and WESCO.

The following table presents sales and operating profit (loss) for Discontinued Operations for each of the three years in the period ended December 31, 1995:

RESULTS OF OPERATIONS (in millions)

YEAR ENDED DECEMBER 31                   1995       1994       1993
-------------------------------------------------------------------
Sales of products and services:
  DCBU and WESCO                        $   -     $  319     $2,384
  Financial Services                       31         41        305
  WCI                                     108        248        253
  Defense and Electronic Systems        2,549      2,189      2,361
  Knoll                                   621        562        510

Operating profit (loss):
  DCBU and WESCO                            -          4         68
  Financial Services                      (52)      (204)      (212)
  WCI                                      29         69         61
  Defense and Electronic Systems          195        207        150
  Knoll                                    60        (61)       (31)
-------------------------------------------------------------------

DCBU and WESCO

Operating results for the year ended December 31, 1994 include the operating results of DCBU for the month ended January 31, 1994 and of WESCO for the two months ended February 28, 1994, their respective dates of sale.

Financial Services

During 1995, the Corporation continued to liquidate Financial Services, reducing both assets and debt. Financial Services revenues of $31 million for 1995 decreased $10 million compared to 1994, reflecting the reduction in assets through dispositions during 1995 and 1994. Revenues of $41 million for 1994 decreased $264 million compared to 1993 due primarily to a reduction of assets through dispositions.

At December 31, 1995, Financial Services portfolio investments totalled $901 million, a decrease of $329 million from $1,230 million at year-end 1994. Portfolio investments at December 31, 1995 and 1994, included $822 million and $913 million, respectively, of receivables, and $79 million and $317 million, respectively, of other portfolio investments. The receivables at year-end 1995 and 1994 consisted primarily of leasing receivables, while other portfolio investments included real estate properties and investments in leasing and real estate partnerships.

Leasing receivables consist of direct financing and leveraged leases. At December 31, 1995 and 1994, 84% and 81%, respectively, related to aircraft, and 16% and 18%, respectively, related to cogeneration facilities.

WCI

In 1995, revenues for WCI, until its sale in July 1995, were $108 million. Operating profit for the same period was $29 million.

Revenues for WCI decreased slightly to $248 million in 1994 compared to 1993 due to the continued weak real estate markets in California. These depressed markets were partially offset by strong land and condominium sales in Coral Springs and Naples, Florida. Included in 1994 operating profit was a $3 million reduction of a $10 million restructuring charge taken in 1992. Included in 1993 operating profit was a restructuring charge of $4 million. Excluding the impact of restructuring, operating profit was flat at $65 million in 1994 compared to 1993.

Defense and Electronic Systems

Revenues for the defense and electronic systems business increased 16% to $2,549 million in 1995 compared to 1994 and decreased 7% to $2,189 million in 1994 compared to 1993. In 1995, increased volume from the defense electronics operations, including the Norden acquisition, air traffic control, and mail processing systems, drove higher revenues. Lower revenues from Department of Defense (DoD) contracts in 1994 were the primary cause of the decreased revenues in that year.

Operating profit reflected restructuring charges of $49 million, $11 million and $91 million in 1995, 1994 and 1993, respectively. Excluding these charges in each of the three years, operating profit increased 12% in 1995 as a result of the higher revenues. Operating profit decreased 10% to $218 million in 1994 compared to $241 million in 1993, primarily as a result of lower DoD revenues, which were partially offset by savings from cost-reduction programs.

Knoll

In 1995, revenues for Knoll increased 10% to $621 million compared to 1994. Increases in Knoll North America orders were the primary force behind the increased revenues. Revenues for Knoll increased 10% to $562 million in 1994 compared to 1993 due to both market and market share growth in North America.

Knoll's operating profit of $60 million for 1995 represented a dramatic turnaround of this business. A major restructuring program, resulting in restructuring charges totalling $40 million in 1994 and $6 million in 1993, was implemented beginning in mid-1994 and was substantially completed in 1995. The results of this program were evident in both the North American and European results for 1995. Excluding restructuring charges in all years, Knoll's operating profit increased $81 million in 1995 compared to 1994 and the operating loss for 1994 decreased $4 million compared to 1993. New products, strong sales across all product lines and quick delivery programs contributed to the dramatic improvement in operating profit in 1995.

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

Because of those actions taken in 1994 and the continued monetization in 1995 of non-strategic assets, the Corporation was able to embark on a major transformation of its business portfolio. The Corporation acquired CBS for $5.4 billion and announced divestitures of its defense and electronic systems business and Knoll for $3.6 billion of cash plus the assumption by one of the buyers of employee benefit liabilities approximating $500 million. This major portfolio shift to focus on broadcasting operations is expected to impact the nature of the Corporation's cash flows in future periods.

To complete the CBS acquisition, the Corporation negotiated a new credit agreement to finance the entire purchase price of CBS, including transaction fees, and to replace borrowings under the then existing revolving credit agreements of both Westinghouse and CBS. In the first quarter of 1996, the Corporation expects to complete the divestitures of both the defense and electronic systems business and Knoll and to repay approximately 65% of the acquisition debt.

Management believes that the higher financial leverage following the portfolio transformation is supportable by the level of cash flows expected to be generated by the Corporation's Continuing Operations.

The Corporation made substantial progress during 1995 in repaying non-acquisition debt, exceeding the $1 billion target established a year ago. The monetization of approximately $1.4 billion of non-strategic assets produced cash proceeds of $430 million from WCI, more than $360 million from the majority of the remaining real estate portfolio investments of Financial Services, $305 million from investments held in two trusts that funded non-qualified executive benefit plans, and approximately $300 million from other non-strategic businesses.

Management expects that cash from Continuing Operations and availability under its $2.5 billion revolving credit facility will continue to be sufficient to meet future business needs. Other sources of liquidity generally available to the Corporation include cash and cash equivalents, proceeds from sales of non-strategic assets and borrowings from other sources, including funds from the capital markets.

Operating Activities

The operating activities of Continuing Operations provided $435 million of cash during 1995, an increase of $412 million from the amount provided in 1994. Major factors contributing to this increase were reduced levels of receivables and inventories, lower income tax payments and lower cash restructuring expenditures.

Results of the Corporation's efforts to improve working capital turnover are becoming evident in certain areas. Collections of receivables and reductions of inventories provided $243 million of operating cash flows during 1995 compared to uses of cash of $237 million in 1994 and $185 million in 1993.

Customers continue to demand more favorable payment terms under major contracts, particularly in the power generation business. As a result, a significant use of operating cash in both 1995 and 1994 involved an increase in the Corporation's investment in long-term contracts.

Income tax payments and cash restructuring expenditures were lower in 1995 than in the prior year. Accrued restructuring costs totalled $161 million at year-end 1995 compared to $85 million at year-end 1994 and $227 million at year-end 1993. Although restructuring initiatives are expected to continue, these programs are not implemented unless the savings are substantial in relation to the cost and are realizable in the near term. In general, savings from restructuring programs implemented in recent years are beginning to surpass the expenditures.

Cash contributions to the Corporation's pension plans totalled $315 million in 1995, which is consistent with the 1994 cash contribution level. In 1993, however, the contribution consisted primarily of assets of Discontinued Operations. The Corporation's contribution level for 1996 is expected to be in the $200 million to $300 million range following the divestitures of Knoll and the defense and electronic systems business. This contribution level is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years.

The operating activities of Discontinued Operations provided $258 million of cash during 1995, used $77 million during 1994, and provided $444 million during 1993. These cash"flows consist primarily of cash provided by the operations of the defense and electronic systems business, Knoll, and WCI, offset by cash used in the operations of Financial Services and for activities related to the divestitures of DCBU and WESCO. The use of cash in 1994 resulted primarily from significantly higher levels of interest and from DCBU and WESCO divestiture costs.

Following the completion of the divestitures of the defense and electronic systems business and Knoll in early 1996, operating cash requirements of Discontinued Operations will consist primarily of interest costs on debt, which has decreased substantially, and remaining costs associated with the completed divestitures.

Investing Activities

Investing activities used $4.3 billion of cash during 1995 after providing $1.4 billion of cash in 1994 and $2.7 billion in 1993. The completion of the CBS acquisition in November 1995 for $5.4 billion of cash caused this significant change. Acquisitions in 1994 included Norden Systems, a defense electronics company; the KPIX-AM and FM radio stations in San Francisco; and a minority interest in Group W radio for total cash expenditures of $109 million.

The Corporation completed the sales of several non-strategic businesses in 1995, generating cash proceeds of $683 million. Divestitures included the sale of its WCI segment, as well as its interest in MICROS, Aptus, Inc., and several smaller businesses. Noncash proceeds of approximately $100 million, consisting primarily of notes, also were received in certain sales. During 1994, the Corporation sold DCBU and WESCO for cash proceeds of approximately $1.4 billion. In addition, the sale of two radio stations and two non-strategic businesses (Gladwin Corporation and Controlmatic) generated cash proceeds of $68 million.

The Corporation generated $362 million of cash in 1995 through the continued liquidation of assets of Financial Services representing the majority of the remaining real estate portfolio investments. Cash proceeds from portfolio investment liquidations in 1994 totalled $323 million. In 1993, the early success of the liquidation plan for Financial Services assets resulted in the generation of $4.9 billion of cash, which was partially offset by required fundings of $2 billion.

The Corporation's total capital expenditures remained relatively stable over the three-year period at approximately $250 million to $300 million. Capital expenditures for Continuing Operations approximated $200 million per year.

In 1995, the Corporation generated $305 million of cash through the sales of investments held in two trusts that were established to fund executive benefit plans. The trust investments were replaced with the Corporation's common stock.

The Corporation expects to continue to liquidate assets of Discontinued Operations as well as its non-strategic assets. This includes completion of the announced divestitures of the defense and electronic systems business and Knoll for combined cash proceeds of $3.6 billion. Future acquisitions are expected to be focused primarily in the broadcasting area.

Financing Activities

Cash provided by financing activities during 1995 totalled $3.5 billion compared to cash used of $2.2 billion in 1994 and $3.8 billion in 1993. The major fluctuation in 1995 was caused by the borrowings required to finance the CBS acquisition. As a result, the Corporation's total debt increased $4.7 billion to $8.4 billion at December 31, 1995, from $3.7 billion at December 31, 1994.

In September 1995, the Corporation entered into three new bank facilities under a credit agreement with a commitment level of $7.5 billion (see Credit Facilities). Borrowings under the facilities, which occurred upon completion of the CBS acquisition, were used to finance the purchase of CBS, including transaction fees, and replace borrowings under existing revolvers. Total borrowings under the new credit agreement were $5.1 billion at December 31, 1995.

In March 1994, the Corporation sold in a private placement depository shares representing 3,600,000 shares of Series C preferred stock for net proceeds of $505 million. These shares will convert to common shares in June 1997. The Series B preferred stock, sold in June 1992, converted to 32,890,000 shares of common stock on September 1, 1995.

At the beginning of 1994, the Corporation reduced its common stock dividend from $.40 per share to $.20 per share. This reduction resulted in annual cash savings to the Corporation of approximately $70 million. Dividends paid include those for the Series C preferred stock issued in March 1994 and those for the Series B preferred shares through their conversion date.

In 1992, the Corporation filed a registration statement on Form S-3 for the issuance of up to $1 billion of debt securities. At December 31, 1995, $400 million of this shelf registration remained unused.

Credit Facilities

In September 1995, the Corporation entered into three new bank facilities under a credit agreement with a commitment level of $7.5 billion. These credit facilities include two term loans of $2.5 billion each. The first term loan is payable in two installments: $2 billion in November 1997 and $500 million in May 1998. The second term loan is payable in quarterly installments beginning in August 1998 through November 2002. Both term loans are subject to certain mandatory prepayment provisions. Amounts repaid under both term loans may not be reborrowed. In addition to these term loans, the credit agreement includes a $2.5 billion revolving credit facility with a seven-year maturity that replaced the Corporation's existing revolving credit facility as well as that of CBS.

Funds from these facilities have been used to finance the purchase of CBS, pay certain transaction fees and replace borrowings under existing revolvers. The interest rates for borrowings under the facilities are determined at the time of each borrowing and are based on a floating rate index plus a margin based on the Corporation's senior unsecured debt rating and leverage. See note 11 to the financial statements.

The unused capacity under revolvers equalled $2,395 million and $1,581 million at December 31, 1995 and 1994, respectively. Borrowing availability under the revolving credit facility is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on the incurrence of liens, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of these covenants become more restrictive over the term of the agreement. At December 31, 1995, the Corporation was in compliance with these covenants.

Hedging Activities

The Corporation has entered into interest rate and currency exchange agreements to manage the interest rate and currency risk associated with various debt instruments. No transactions were speculative or leveraged. Given their nature, these agreements have been accounted for as hedging transactions.

The Corporation's credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, the Corporation has selected high credit quality counterparties. At December 31, 1995, the aggregate credit exposure to counterparties totalled approximately $72 million. This exposure resulted primarily from an interest rate and currency swap with an A-rated counterparty. The contract matured in February 1996.

In 1995, outstanding interest rate exchange agreements resulted in a net increase in the average borrowing rate for Continuing Operations of 0.2% and a net decrease in the average borrowing rate of Discontinued Operations of 0.2%. Corresponding interest expense increased by approximately $6 million for Continuing Operations and decreased by approximately $1 million for Discontinued Operations.

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

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," the combined total sales for those operations were less than 0.5% of the Corporation's sales for 1995.

ENVIRONMENTAL MATTERS

Compliance with federal, state and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology, and information available for individual sites, management has made estimates of the probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known. See note 17 to the financial statements.

At December 31, 1995, the Corporation had accrued liabilities totalling $166 million for sites where it has been either named a potentially responsible party (PRP) or has other remedial responsibilities, $28 million for sites that have been divested and the Corporation has remedial or compliance obligations, $61 million for the Bloomington sites and $30 million for environmental closure activities at facilities where the Corporation has ongoing operations. Also, in conjunction with its Discontinued Operations, the Corporation has provided for remediation costs related to past operations of certain sites.

Annual environmental costs include approximately $6 million for estimated future environmental closure costs at operating sites and approximately $31 million related to current management of hazardous waste and pollutants. Capital expenditures for environmental compliance, which totalled $6 million in 1995, may vary from year to year.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.

LEGAL MATTERS

The Corporation is defending a number of lawsuits on various matters. See note 17 to the financial statements. Costs to defend these lawsuits are charged to operations in the period in which the services are rendered.

Since 1993, the Corporation has entered into agreements to resolve seven litigation claims in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. The future impact of these discounts on operating results will be incurred over the next 15 years with the greatest impact occurring during the next nine years.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the Corporation's pending cases and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced above, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

INSURANCE RECOVERIES

Prior to 1995, the Corporation filed actions against more than 100 of its insurance carriers seeking recovery for environmental, product and property damage liabilities, and certain other matters. The Corporation has settled with the majority of these carriers and has received recoveries related to these actions. The Corporation has not accrued for any future insurance recoveries.

OTHER

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective beginning in 1996. Although the Corporation has not yet completed its evaluation of the effect that implementation of this new standard will have on its results of operations and financial position, management believes that a charge to operations upon adoption is reasonably possible.

In 1996, the Corporation also plans to adopt the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." See
note 1 to the financial statements.

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

The independent accountants provide an objective assessment of the degree to which management meets its responsibility for fair financial reporting. They regularly evaluate elements of the internal control structure and perform such tests and procedures as they deem necessary to express an opinion on the fairness of the financial statements.

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


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Westinghouse Electric Corporation

In our opinion, the accompanying consolidated financial statements appearing on pages 47 through 72 of this Annual Report present fairly, in all material respects, the financial position of Westinghouse Electric Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in note 1 to these financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," in 1993.


/s/ PRICE WATERHOUSE LLP


Price Waterhouse LLP
600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
February 12, 1996

CONSOLIDATED STATEMENT OF INCOME (in millions except per share amounts)

YEAR ENDED DECEMBER 31                                            1995            1994            1993
------------------------------------------------------------------------------------------------------
Product sales                                                  $ 3,355         $ 3,298         $ 3,236
Service sales                                                    2,941           2,591           2,543
------------------------------------------------------------------------------------------------------
Sales of products and services                                   6,296           5,889           5,779
------------------------------------------------------------------------------------------------------
Cost of products sold                                           (2,549)         (2,523)         (2,508)
Cost of services sold                                           (1,931)         (1,754)         (1,743)
------------------------------------------------------------------------------------------------------
Costs of products and services sold                             (4,480)         (4,277)         (4,251)
Provision for restructuring (note 20)                              (86)            (23)           (249)
Marketing, administration and general expenses                  (1,686)         (1,184)         (1,313)
Other income and expenses, net (note 19)                           149            (288)           (154)
Interest expense                                                  (233)           (134)           (165)
------------------------------------------------------------------------------------------------------
Loss from Continuing Operations before
  income taxes and minority interest
  in income of consolidated subsidiaries                           (40)            (17)           (353)
Income taxes (note 6)                                                7              13             116
Minority interest in income of consolidated subsidiaries           (11)             (9)             (9)
------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                                    (44)            (13)           (246)
------------------------------------------------------------------------------------------------------
Discontinued Operations, net of income taxes (notes 1 and 3):
  Income from operations                                           135              90              71
  Estimated loss on disposal of Discontinued Operations            (76)              -             (95)
------------------------------------------------------------------------------------------------------
  Income (loss) from Discontinued Operations                        59              90             (24)
------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in
  accounting principle                                              15              77            (270)
Cumulative effect of change in accounting principle-
  Postemployment benefits (notes 1 and 5)                            -               -             (56)
------------------------------------------------------------------------------------------------------
Net income (loss)                                              $    15         $    77         $  (326)
------------------------------------------------------------------------------------------------------
Primary earnings (loss) per common share (note 15):
  Continuing Operations                                        $  (.19)        $  (.16)        $  (.84)
  Discontinued Operations                                          .14             .23            (.07)
  Cumulative effect of change in accounting principle                -               -            (.16)
------------------------------------------------------------------------------------------------------
Primary earnings (loss) per common share                       $  (.05)        $   .07         $ (1.07)
------------------------------------------------------------------------------------------------------
Fully diluted earnings (loss) per common share (note 15):
  Continuing Operations                                        $  (.10)        $  (.16)        $  (.84)
  Discontinued Operations                                          .13             .23            (.07)
  Cumulative effect of change in accounting principle                -               -            (.16)
------------------------------------------------------------------------------------------------------
Fully diluted earnings (loss) per common share                 $   .03         $   .07         $ (1.07)
------------------------------------------------------------------------------------------------------
Cash dividends per common share                                $   .20         $   .20         $   .40
------------------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET (in millions)

AT DECEMBER 31                                                               1995     1994
------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents (note 1)                                      $   213   $  329
  Customer receivables (note 7)                                             1,545    1,194
  Inventories (note 8)                                                        867      942
  Uncompleted contracts costs over related billings (note 8)                  582      351
  Program rights                                                              301        -
  Deferred income taxes (note 6)                                              547      432
  Prepaid and other current assets                                            251      150
------------------------------------------------------------------------------------------
  Total current assets                                                      4,306    3,398
  Plant and equipment, net (note 9)                                         2,027    1,282
  Intangible and other noncurrent assets (note 10)                          8,977    2,785
  Net assets of Discontinued Operations (note 3)                            1,442    1,705
------------------------------------------------------------------------------------------
Total assets                                                              $16,752   $9,170
------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Revolving credit borrowings and other short-term debt (note 11)         $   309   $  634
  Current maturities of long-term debt (note 13)                              330        7
  Accounts payable                                                            846      688
  Uncompleted contracts billings over related costs (note 8)                  324      402
  Other current liabilities (note 12)                                       2,124    1,181
------------------------------------------------------------------------------------------
  Total current liabilities                                                 3,933    2,912
  Long-term debt (note 13)                                                  7,226    1,865
  Other noncurrent liabilities (note 14)                                    4,074    2,548
------------------------------------------------------------------------------------------
Total liabilities                                                          15,233    7,325
------------------------------------------------------------------------------------------
Contingent liabilities and commitments (note 17)
Minority interest in equity of consolidated subsidiaries                       11       30
Shareholders' equity (note 15):
  Preferred stock, $1.00 par value (25 million shares authorized):
    Series A preferred (no shares issued)                                       -        -
    Series B conversion preferred (no shares and 8 million shares issued)       -        8
    Series C conversion preferred (4 million shares issued)                     4        4
  Common stock, $1.00 par value (630 million shares authorized,
   426 million and 393 million shares issued)                                 426      393
  Capital in excess of par value                                            1,848    1,932
  Common stock held in treasury                                              (720)    (870)
  Minimum pension liability adjustment (note 4)                            (1,220)    (962)
  Cumulative foreign currency translation adjustments                         (11)     (15)
  Retained earnings                                                         1,181    1,325
------------------------------------------------------------------------------------------
Total shareholders' equity                                                  1,508    1,815
------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $16,752   $9,170
------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)

YEAR ENDED DECEMBER 31                                                               1995       1994       1993
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities of Continuing Operations:
  Loss from Continuing Operations                                                 $   (44)  $    (13)  $   (246)
  Adjustments to reconcile loss from Continuing Operations
   to net cash provided by operating activities:
    Depreciation and amortization                                                     218        214        212
    Pension settlement loss                                                             -        308          -
    Noncash restructuring charges                                                       6          2         52
    Losses (gains) on asset dispositions                                             (125)       (10)       175
    Provision for environmental and litigation expenses                               236          -        205
    Changes in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
      Receivables, current and noncurrent                                             209       (177)      (124)
      Inventories                                                                      34        (60)       (61)
      Progress payments net of costs on uncompleted contracts                        (309)      (253)      (122)
      Accounts payable                                                                110        133        108
      Deferred and current income taxes                                               (10)      (196)      (333)
      Accrued taxes, interest and insurance                                           (91)        24         34
      Accrued restructuring costs                                                     (23)       (95)       197
      Accrued employee compensation                                                   103        (60)       (25)
      Other assets and liabilities                                                    121        206        264
---------------------------------------------------------------------------------------------------------------
Cash provided by operating activities of Continuing Operations                        435         23        336
---------------------------------------------------------------------------------------------------------------
Cash provided (used) by operating activities of Discontinued Operations               258        (77)       444
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Business acquisitions                                                            (5,411)      (109)         -
  Business divestitures                                                               683      1,462          -
  Liquidation of assets of Financial Services                                         362        323      4,882
  Asset fundings of Financial Services                                                  -        (86)    (2,015)
  Capital expenditures (note 21)                                                     (290)      (259)      (272)
  Asset liquidations of trust investments                                             305          -          -
  Other                                                                                15         22         73
---------------------------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                                       (4,336)     1,353      2,668
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Short-term bank borrowings                                                        7,480      9,143     12,935
  Short-term bank repayments                                                       (8,294)   (11,079)   (15,575)
  Net reduction in other short-term debt                                             (416)      (599)      (532)
  Repayments of long-term debt                                                         (9)       (81)    (1,037)
  Long-term borrowings                                                              5,009         16        603
  Sale of equity securities                                                             -        505          -
  Treasury stock reissued                                                              89         58         81
  Debt issue costs                                                                   (176)       (15)       (37)
  Dividends paid                                                                     (159)      (153)      (190)
  Other                                                                                 1          2         (2)
---------------------------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                                        3,525     (2,203)    (3,754)
---------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                (118)      (904)      (306)
Cash and cash equivalents at beginning of period (note 1)                             344      1,248      1,554
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period (note 1)                               $   226   $    344   $  1,248
---------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Interest paid-Continuing Operations                                             $   214   $    134   $    163
  Interest paid-Discontinued Operations                                               139        259        475
  Income taxes paid                                                                    61        123         75
---------------------------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements and include descriptions of noncash transactions.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Westinghouse Electric Corporation (Westinghouse) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions. Investments in joint ventures and other companies in which the Corporation does not control but has the ability to exercise significant management influence over operating and financial policies are accounted for by the equity method.

Certain previously reported amounts have been reclassified to conform to the 1995 presentation.

DISCONTINUED OPERATIONS

In December 1995, the Corporation announced a plan to divest its defense and electronic systems business and The Knoll Group (Knoll), its office furniture unit. In July 1995, the Corporation sold WCI Communities, Inc. (WCI), its land development subsidiary. The Corporation's defense and electronic systems business represented a separate major line of business that comprised approximately 90% of the former Electronic Systems segment. Knoll and WCI were previously reported as separate industry segments in Continuing Operations. As a result, certain financial information previously issued has been restated to give effect to the classification of these businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). See note 3 to the financial statements. The Corporation previously classified as Discontinued Operations its Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO) and its Financial Services businesses in conjunction with a 1992 plan to exit these businesses.

REVENUE RECOGNITION

Sales are recorded primarily as products are shipped and services are rendered. The percentage-of-completion method of accounting is used for major power generation systems with a cycle time in excess of one year and major nuclear fuel and related equipment orders.

AMORTIZATION OF INTANGIBLE ASSETS

Identifiable intangible assets related to the Corporation's broadcasting business primarily include Federal Communications Commission (FCC) licenses, which are limited as to availability and have historically appreciated in value with the passage of time. These identifiable intangible assets and goodwill are amortized using the straight-line method over their estimated lives but not in excess of 40 years.

For the Corporation's industry and technology businesses, goodwill and other acquired intangible assets are amortized using the straight-line method over their estimated lives but not in excess of 40 years for assets acquired prior to January 1, 1994 and not in excess of 15 years for assets acquired after December 31, 1993.

Subsequent to the acquisition of an intangible asset, the Corporation continually evaluates whether later events and circumstances indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of such an asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Corporation uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable. If such an analysis indicates that impairment has in fact occurred, the Corporation writes down the book value of the intangible asset to its fair market value.

CASH AND CASH EQUIVALENTS

The Corporation considers all investment securities with a maturity of three months or less when acquired to be cash equivalents. All cash and temporary investments are placed with high-credit quality financial institutions, and the amount of credit exposure to any one financial institution is limited. At December 31, 1995 and 1994, cash and cash equivalents included restricted funds of $42 million and $61 million, respectively.

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

PLANT AND EQUIPMENT

Plant and equipment assets are recorded at cost and depreciated generally using the straight-line method over their estimated useful lives. Depreciation is generally computed on the straight-line method based on useful lives of 27.5-60 years for buildings, 20 years for land improvements, 3-10 years for office equipment, and 3-12 years for machinery and transportation equipment. Leasehold improvements are amortized over the terms of the respective leases. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred. The Corporation limits capitalization of newly acquired assets to those assets with cost in excess of $1,500.

PROGRAM RIGHTS

Costs incurred in connection with the production of, or the purchase of rights to, programs to be broadcast within one year are classified as current assets while costs of those programs to be broadcast subsequently are considered noncurrent. Program costs are charged to expense as the respective programs are broadcast.

ENVIRONMENTAL COSTS

The Corporation expenses or capitalizes, if appropriate under the Corporation's capitalization policy, environmental expenditures that relate to current operations. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. The Corporation records liabilities when environmental assessments or remedial efforts are probable, and the costs can be reasonably estimated. Such estimates are adjusted if necessary based on the completion of a formal study or the Corporation's commitment to a formal plan of action.

The Corporation accrues over their estimated remaining useful lives the anticipated future costs of environmental closure activities, such as dismantling incinerators and decommissioning nuclear licensed sites.

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

The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense; gains and losses realized upon early settlement of these agreements are deferred and amortized to interest expense over the term of the original agreement if the underlying hedged debt instrument remains owtstanding or expensed immediately if the underlying hedged instrument is settled. At December 31, 1995 and 1994, the Corporation had no deferred gains or losses from terminated interest rate swaps recorded on its balance sheet.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation and environmental liabilities, based on currently available information. Changes in facts and circumstances may result in revised estimates.

CHANGES IN ACCOUNTING PRINCIPLES

In December 1993, the Corporation adopted, retroactive to January 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to adopt accrual accounting for workers' compensation, salary continuation, medical and life insurance continuation, severance benefits and disability benefits provided to former or inactive employees after employment but before retirement. The Corporation's previous practice was to expense these costs as incurred. See note 5 to the financial statements.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and those assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This statement is effective beginning in 1996. The Corporation is currently evaluating the effect that implementation of this new standard will have on its results of operations and financial position.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option and allows companies to continue to measure compensation cost for such plans using the intrinsic value based method of accounting prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning in 1996, companies electing to remain with accounting under APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Corporation plans to continue accounting for its stock-based employee compensation plans under APB 25 and will present the pro forma disclosures required under this statement in 1996.

NOTE 2: CBS ACQUISITION

On November 24, 1995, pursuant to the terms of a merger agreement, the Corporation acquired CBS Inc. (CBS) for a purchase price of approximately $5.4 billion. The acquisition was financed by borrowings under a $7.5 billion credit agreement executed in September 1995.

The acquisition has been accounted for by the purchase method. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired, totalling $4.8 billion, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

The estimated fair values of assets acquired and liabilities assumed are summarized in the table below:

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED (in millions)

AT NOVEMBER 24                                        1995
----------------------------------------------------------
Receivables                                         $  643
Program rights                                         301
Investments                                            233
Plant and equipment                                    777
Identifiable intangible assets:
  FCC licenses                                         994
  Film library and other                               162
Goodwill                                             4,794
Other assets                                            25
Liabilities for talent, program rights
  and similar contracts                               (716)
Debt                                                  (850)
Deferred income taxes                                 (270)
Pension, postretirement and
  postemployment benefits                             (244)
Accrued restructuring costs                           (100)
Other liabilities                                     (398)
----------------------------------------------------------
Total purchase price                                $5,351
----------------------------------------------------------

The Corporation's Consolidated Statement of Income for the year ended December 31, 1995 includes the operating results of CBS from the acquisition date. The following unaudited pro forma information combines the consolidated results of operations of the Corporation with those of CBS as if the acquisition had occurred at the beginning of 1995 and 1994, after giving effect to certain purchase accounting adjustments, including additional depreciation expense resulting from a step-up in basis of fixed assets, additional amortization expense from goodwill and other identified intangible assets, increased interest expense from acquisition debt and related income tax effects.

PRO FORMA RESULTS (UNAUDITED) (in millions except per share amounts)

YEAR ENDED DECEMBER 31                                     1995        1994
----------------------------------------------------------------------------
Sales                                                    $9,326      $9,601
Interest expense                                           (706)       (529)
Loss from Continuing Operations                            (527)       (108)
Primary loss per common share-
  Continuing Operations                                   (1.37)       (.41)
Fully diluted loss per common share-
  Continuing Operations                                   (1.22)       (.41)
---------------------------------------------------------------------------


This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the CBS acquisition been consummated on January 1, 1995 or 1994. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

NOTE 3: DISCONTINUED OPERATIONS

In December 1995, the Corporation adopted a plan to reduce debt incurred for the acquisition of CBS through the sale of Knoll and its defense and electronic systems business. In December 1995, a definitive agreement was reached to sell Knoll to Warburg, Pincus Ventures, L.P., an affiliate of E. M. Warburg, Pincus & Company, for $565 million of cash. In January 1996, an agreement was executed with Northrop Grumman Corporation for the sale of the defense and electronic systems business for $3 billion of cash. In addition, Northrop Grumman will assume approximately $500 million of pension and postretirement benefit liabilities associated with the active employees of the business. These transactions, which are expected to result in a combined after-tax gain ranging from $1.2 to $1.4 billion, are expected to be completed during the first quarter of 1996. The gain will be recognized when realized. The net proceeds from these transactions will be used to repay debt of Continuing Operations.

In July 1995, the Corporation sold WCI for $430 million of cash and retained approximately $125 million of mortgage notes receivable with maturities through 1997 and other securities. In addition, the buyer assumed $19 million of debt. Concurrently, the Corporation invested $48 million for a 24% equity interest in the new business. The Corporation is actively pursuing the divestiture of this investment. The net cash proceeds from the divestiture of WCI were used to repay debt of Discontinued Operations. A net loss of $76 million was recognized on the disposal.

In November 1992, the Corporation announced a plan that included exiting Financial Services through the disposition of its $9 billion asset portfolios and the sales of DCBU and WESCO. The disposition of Financial Services assets involved the sale of the real estate and corporate finance portfolios over a three-year period and the liquidation of the leasing portfolio over a longer period of time in accordance with contractual terms.

Based on its quarterly review of the assumptions used in determining the estimated loss from Discontinued Operations that was recorded in 1992, the Corporation recorded an additional pre-tax provision for loss on disposal of Discontinued Operations of $148 million in 1993. This change in the estimated loss resulted from a reduction of the expected selling prices of WESCO and an Australian subsidiary of DCBU; a decision to sell in bulk a Financial Services residential development that the Corporation, upon adoption of the Plan, had intended to develop; and a revision to the estimated interest costs expected to be incurred by the Discontinued Operations during the disposal period.

During the first quarter of 1994, the Corporation completed the sales of DCBU and WESCO for proceeds in excess of $1.1 billion and approximately $340 million, respectively.

The assets and liabilities of Discontinued Operations have been separately classified on the balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS (in millions)

AT DECEMBER 31                                           1995         1994
--------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                              $   13       $   15
Customer receivables                                      397          361
Inventories                                               239          612
Uncompleted contracts costs over
  related billings                                        152          205
Plant and equipment                                       558          616
Portfolio investments                                     901        1,230
Deferred income taxes (note 6)                            410          439
Land not developed                                          -          244
Other assets                                              634          651
--------------------------------------------------------------------------
Total assets-Discontinued Operations                    3,304        4,373
--------------------------------------------------------------------------
LIABILITIES:
Accounts payable                                          156          153
Uncompleted contracts billings
  over related costs                                      119           69
Other current liabilities                                 430          586
Short-term debt (note 11)                                  81          402
Current maturities of long-term debt (note 13)            265          240
Liability for estimated loss on disposal                  134          145
Postretirement benefits liability (note 5)                108          111
Pension liability (note 4)                                398          333
Other noncurrent liabilities                               14           40
Long-term debt (note 13)                                  157          589
--------------------------------------------------------------------------
Total liabilities-Discontinued Operations               1,862        2,668
--------------------------------------------------------------------------
Net assets of Discontinued Operations                  $1,442       $1,705
--------------------------------------------------------------------------


In 1995, the Corporation reduced the debt of Discontinued Operations to that amount which it believes is supportable by the leasing portfolio and other miscellaneous assets. The debt is expected to be repaid as the leasing portfolio liquidates over its contractual term and through sales of such miscellaneous assets.

Management believes that the net proceeds anticipated from the continued liquidation of assets of Discontinued Operations will be sufficient to fund Discontinued Operations. Management further believes that the liability for the estimated loss on disposal of Discontinued Operations is adequate to cover future operating costs and estimated credit losses related to Financial Services and the remaining costs associated with WCI, DCBU and WESCO. The adequacy of this liability is evaluated each quarter.

INVENTORIES

Inventories of Discontinued Operations consisted of the following:

INVENTORIES (in millions)

AT DECEMBER 31                                      1995     1994
-----------------------------------------------------------------
Raw materials                                      $  47    $  60
Work in process                                      284      671
Finished goods                                         3        4
-----------------------------------------------------------------
                                                     334      735
Long-term contracts in process                       260      394
Progress payments to subcontractors                   53       58
Recoverable engineering and
 development costs                                   198      291
-----------------------------------------------------------------
                                                     845    1,478
Inventoried costs related to
 contracts with progress billing terms              (606)    (866)
-----------------------------------------------------------------
Inventories                                        $ 239    $ 612
-----------------------------------------------------------------

COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS (in millions)

AT DECEMBER 31                                      1995     1994
-----------------------------------------------------------------
Costs included in inventories                      $ 555    $ 795
Progress billings on contracts                      (403)    (590)
-----------------------------------------------------------------
Uncompleted contracts costs over related billings  $ 152    $ 205
-----------------------------------------------------------------
Progress billings on contracts                     $ 170    $ 140
Costs included in inventories                        (51)     (71)
-----------------------------------------------------------------
Uncompleted contracts billings over related costs  $ 119    $  69
-----------------------------------------------------------------


Substantially all inventories at December 31, 1995 related to long-term contracts. Inventoried costs do not exceed realizable values.

PORTFOLIO INVESTMENTS

Portfolio investments by category of investment and financing at December 31, 1995 and 1994 are summarized in the table below:

PORTFOLIO INVESTMENTS (in millions)

                                              Real Estate
                                     Leasing  & Corporate     Total
-------------------------------------------------------------------
AT DECEMBER 31, 1995
Receivables                             $820      $  2       $  822
Other portfolio investments               45        34           79
-------------------------------------------------------------------
Portfolio investments                   $865      $ 36       $  901
-------------------------------------------------------------------
AT DECEMBER 31, 1994
Receivables                             $886      $ 27       $  913
Other portfolio investments               38       279          317
-------------------------------------------------------------------
Portfolio investments                   $924      $306       $1,230
-------------------------------------------------------------------

Other portfolio investments remaining at December 31, 1995 consisted of real estate properties and investments in leasing partnerships. The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms.

Leasing receivables consist of direct financing and leveraged leases. At December 31, 1995 and 1994, 84% and 81%, respectively, related to aircraft, and 16% and 18%, respectively, related to cogeneration facilities.

The components of the Corporation's net investment in leases at December 31, 1995 and 1994 are as follows:

NET INVESTMENT IN LEASES (in millions)

AT DECEMBER 31                                     1995     1994
----------------------------------------------------------------
Rentals receivable (net of principal and
 interest on nonrecourse loans)                   $ 775    $ 864
Estimated residual value of leased assets           373      389
Unearned and deferred income                       (328)    (367)
----------------------------------------------------------------
Investment in leases                                820      886
Deferred taxes and deferred investment
 tax credits arising from leases                   (584)    (610)
----------------------------------------------------------------
Investment in leases, net                         $ 236    $ 276
----------------------------------------------------------------

At December 31, 1995 and 1994, deferred investment tax credits totalled $23 million and $25 million, respectively. These deferred investment tax credits are recognized as income over the contractual terms of the respective leases.

Contractual maturities for the Corporation's leasing receivables at December 31, 1995 are as follows:

CONTRACTUAL MATURITIES FOR LEASING RECEIVABLES (in millions)

AT DECEMBER 31, 1995                 YEAR OF MATURITY
--------------------------------------------------------------
                                                         AFTER
         Total   1996    1997    1998    1999    2000     2000
--------------------------------------------------------------
Leasing   $820    $29     $23     $22     $24     $31     $691
--------------------------------------------------------------


In accordance with APB 30, the consolidated financial statements reflect the operating results of Discontinued Operations separately from Continuing Operations. Interest expense totalling $48 million, $37 million and $46 million for 1995, 1994 and 1993, respectively, has been allocated to Discontinued Operations based on the ratio of the net assets of Knoll and the defense and electronic systems business to the sum of total consolidated net assets plus consolidated debt. Summarized operating results of Discontinued Operations follow:

OPERATING RESULTS OF DISCONTINUED OPERATIONS-
1995 MEASUREMENT DATES (in millions)

                                              Defense and
                                               Electronic
                                        WCI       Systems      Knoll      Total
-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Sales of products and services         $108        $2,549       $621     $3,278
Income before income taxes               23           163         30        216
Income taxes                             (8)          (57)       (16)       (81)
Net income                               15           106         14        135

YEAR ENDED DECEMBER 31, 1994
Sales of products and services         $248        $2,189       $562     $2,999
Income (loss) before income taxes        71           187        (84)       174
Income taxes                            (26)          (68)        10        (84)
Net income (loss)                        45           119        (74)        90

YEAR ENDED DECEMBER 31, 1993
Sales of products and services         $253        $2,361       $510     $3,124
Income (loss) before income taxes        57           115        (55)       117
Income taxes                            (19)          (44)        17        (46)
Net income (loss)                        38            71        (38)        71
-------------------------------------------------------------------------------


OPERATING RESULTS OF DISCONTINUED OPERATIONS-
NOVEMBER 1992 MEASUREMENT DATE (in millions)

                                             Financial       DCBU &
                                              Services        WESCO       Total
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Sales of products and services                   $  31       $    -      $   31
Net loss                                           (52)           -         (52)

YEAR ENDED DECEMBER 31, 1994
Sales of products and services                   $  41       $  319      $  360
Net earnings (losses)                             (204)           4        (200)

YEAR ENDED DECEMBER 31, 1993
Sales of products and services                   $ 305       $2,384      $2,689
Net earnings (losses)                             (212)          66        (146)
-------------------------------------------------------------------------------


NOTE 4: PENSIONS

The Corporation has a number of defined benefit pension plans covering substantially all employees. Most plan benefits are based on either years of service and compensation levels at the time of retirement or a formula based on career earnings. Pension benefits are paid primarily from trusts funded by the Corporation and employee contributions. The Corporation funds its qualified U.S. pension plans at amounts equal to or greater than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Substantially all plan assets are invested in stocks, fixed income securities, and real estate investments. The Corporation also participates in various multi-employer, union-administered defined benefit plans that cover certain broadcast employees as a result of the acquisition of CBS. Pension expense related to these plans for 1995 was not material.

NET PERIODIC PENSION COSTS (in millions)

YEAR ENDED DECEMBER 31                               1995      1994     1993
----------------------------------------------------------------------------
Service cost                                        $  53     $  79    $  65
Interest cost on projected
  benefit obligation                                  391       404      426
Amortization of unrecognized
  net obligation                                       35        36       41
Amortization of unrecognized prior
  service cost (benefit)                              (11)        6        5
Amortization of unrecognized net loss                  68       112       48
----------------------------------------------------------------------------
                                                      536       637      585
----------------------------------------------------------------------------
Return on plan assets:
Actual return on plan assets                         (584)      (18)    (414)
Deferred gain (loss)                                  245      (385)     (40)
----------------------------------------------------------------------------
Recognized return on plan assets                     (339)     (403)    (454)
----------------------------------------------------------------------------
Net periodic pension cost                           $ 197     $ 234    $ 131
----------------------------------------------------------------------------

The Corporation's restructuring activities contributed to a high level of lump-sum cash distributions from the Corporation's pension fund during 1994. The magnitude of these cash distributions required that the Corporation apply the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and recognize a settlement loss of $308 million in 1994. This noncash charge to income represents the pro rata portion of unrecognized losses associated with the pension obligation that was settled. The recognition of this settlement loss in 1994 reduced the amortization of unrecognized net loss included in net periodic pension cost for 1995.

A curtailment charge of $22 million related to the 1993 restructuring activities was included in the loss from Continuing Operations for the year ended December 31, 1993. See note 20 to the financial statements.

SIGNIFICANT PENSION PLAN ASSUMPTIONS

AT DECEMBER 31                                    1995      1994      1993
---------------------------------------------------------------------------
Discount rate                                     6.75%      8.5%     7.25%
Compensation increase rate                           4%        4%        4%
Long-term rate of return on plan assets           9.75%     9.75%     9.75%
---------------------------------------------------------------------------


The requirement of SFAS No. 87 to adjust the discount rate to reflect current and expected-to-be available interest rates on high quality fixed income investments resulted in a decrease in the Corporation's assumed discount rate from 8.5% at December 31, 1994 to 6.75% at December 31, 1995.

Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

The following table sets forth the funded status of the defined benefit plans and amounts recognized in the Corporation's balance sheet at December 31, 1995 and 1994:

FUNDED STATUS-PENSION PLANS (in millions)

AT DECEMBER 31                    1995                      1994
--------------------------------------------------------------------------
                             Assets  Accumulated       Assets  Accumulated
                             Exceed     Benefits       Exceed     Benefits
                        Accumulated       Exceed  Accumulated       Exceed
                           Benefits       Assets     Benefits       Assets
--------------------------------------------------------------------------
Actuarial present
 value of benefit
 obligation:
  Vested                      $(561)     $(4,944)           -      $(4,412)
  Nonvested                     (31)        (328)           -         (319)
--------------------------------------------------------------------------
Accumulated benefit
 obligation                    (592)      (5,272)           -       (4,731)
Effect of projected future
 compensation levels           (122)        (261)           -         (273)
--------------------------------------------------------------------------
Projected benefit
 obligation for service
 rendered to date              (714)      (5,533)           -       (5,004)
Plan assets at fair value       730        3,407            -        3,557
--------------------------------------------------------------------------
Projected benefit obligation
 in excess of plan assets        16       (2,126)           -       (1,447)
Unrecognized net loss            25        2,120            -        1,736
Prior service benefit not
 yet recognized in net
 periodic pension cost            -          (95)           -         (136)
Unrecognized net
 transition obligation            -          161            -          250
--------------------------------------------------------------------------
Prepaid pension cost             41           60            -          403
Minimum pension liability         -       (1,925)           -       (1,577)
--------------------------------------------------------------------------
Pension asset (liability)
 included in consolidated
 balance sheet                $  41      $(1,865)           -      $(1,174)
--------------------------------------------------------------------------

Included in plan assets at December 31, 1995 are 5,612,600 shares of the Corporation's common stock having a market value of approximately $92 million. Dividends paid by the Corporation during 1995 on shares held by the pension fund totalled approximately $1 million.

During 1995 and 1994, respectively, the Corporation contributed $315 million and $310 million of cash to its pension plans.

The accumulated benefit obligation in excess of assets at December 31, 1995 increased $691 million compared to December 31, 1994. This increase represents the net effect of numerous factors but was driven primarily by the change in the discount rate assumption from 8.5% to 6.75%.

The Corporation sponsors various non-qualified supplemental pension plans that provide additional benefits to certain employees and are paid from the Corporation's assets held in rabbi trusts. The unfunded accumulated benefit obligation under these plans at December 31, 1995 included in the table above was $286 million.

The pending first quarter 1996 sale of the Corporation's defense and electronic systems business is expected to reduce the Corporation's unfunded accumulated benefit obligation by $398 million as certain pension obligations are being assumed by the buyer. At December 31, 1995 and 1994, included in the balance sheet of Continuing and Discontinued Operations are the following pension assets and liabilities:

BALANCE SHEET STATUS (in millions)

AT DECEMBER 31                    1995                      1994
--------------------------------------------------------------------------
                                  Net                     Net
                              Pension  Intangible     Pension   Intangible
                            Liability       Asset   Liability        Asset
--------------------------------------------------------------------------
Continuing Operations         $(1,426)        $63     $  (841)        $ 97
--------------------------------------------------------------------------
Discontinued Operations          (398)          3        (333)          17
--------------------------------------------------------------------------
Total                         $(1,824)        $66     $(1,174)        $114
--------------------------------------------------------------------------

For financial reporting purposes, a pension plan is considered unfunded when the fair value of plan assets is less than the accumulated benefit obligation. When that is the case, a minimum pension liability is recognized for the sum of the unfunded amount plus any prepaid pension cost. In recognizing such a liability, an intangible asset is usually recorded up to the sum of the prior service cost not yet recognized and the unrecognized transition obligation. When the liability to be recognized is greater than the intangible asset limit, a charge is made to shareholders' equity for the difference, net of any tax effects.

At December 31, 1995, a minimum pension liability of $1,925 million was recognized for the sum of the unfunded amount of $1,865 million plus the prepaid pension cost of $60 million. An intangible asset of $66 million and a charge to shareholders' equity of $1,859 million, which was reduced to $1,220 million due to deferred tax effects of $639 million, offset the pension liability. As a result of this remeasurement, year-end 1995 shareholders' equity was decreased by $258 million from December 31, 1994.

At December 31, 1994, a minimum pension liability of $1,577 million was recognized for the sum of the unfunded amount of $1,174 million plus the prepaid pension cost of $403 million. An intangible asset of $114 million and a charge to shareholders' equity of $1,463 million, which was reduced to $962 million due to deferred tax effects of $501 million, offset the pension liability. As a result of this remeasurement, year-end 1994 shareholders' equity was increased by $253 million from December 31, 1993.

NOTE 5: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT BENEFITS

The Corporation has defined benefit postretirement plans that provide medical, dental and life insurance for eligible retirees and dependents.

The components of net periodic postretirement benefit cost follow:

NET PERIODIC POSTRETIREMENT BENEFIT COST (in millions)

YEAR ENDED DECEMBER 31                             1995    1994    1993
-----------------------------------------------------------------------
Service cost, benefits attributed
 to employee service during the year               $ 13    $ 20    $ 15
Interest cost on accumulated
 postretirement benefit obligation                  100      93      96
Amortization of unrecognized
 net (gain) loss                                     (4)      4       -
Recognized return on plan assets                     (1)     (1)      -
-----------------------------------------------------------------------
Net periodic postretirement benefit cost           $108    $116    $111
-----------------------------------------------------------------------


The assumptions used to develop the net periodic postretirement benefit cost and the present value of benefit obligations are shown below:

SIGNIFICANT POSTRETIREMENT BENEFIT PLAN ASSUMPTIONS

YEAR ENDED DECEMBER 31                             1995    1994    1993
-----------------------------------------------------------------------
Discount rate                                      6.75%    8.5%   7.25%
Health care cost trend rates                       10.5%*   11%*     12%*
Compensation increase rate                            4%      4%      4%
Long-term rate of return on plan assets               7%      7%   9.75%
-----------------------------------------------------------------------

* From December 31, 1995, the rate was assumed to decrease ratably to 5% in 2006, decrease to 4.75% in 2007 and remain at that level thereafter. From December 31, 1994 and 1993, the rate was assumed to decrease ratably to 6.5% and 7%, respectively, and remain at that level thereafter.

Net periodic postretirement benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

The funded status and amounts recognized in the Corporation's balance sheet at December 31, 1995 and 1994 were as follows:

FUNDED STATUS-POSTRETIREMENT BENEFITS (in millions)

AT DECEMBER 31                                     1995     1994
----------------------------------------------------------------
Accumulated postretirement
 benefit obligation:
  Retirees                                      $(1,215) $  (893)
  Fully eligible, active plan participants          (40)     (32)
  Other active plan participants                   (352)    (253)
----------------------------------------------------------------
Total accumulated postretirement
 benefit obligation                              (1,607)  (1,178)
Unrecognized net loss                               257       36
Unrecognized prior service benefit                  (45)     (58)
Plan assets at fair value                            72       12
----------------------------------------------------------------
Accrued postretirement benefit cost             $(1,323) $(1,188)
----------------------------------------------------------------

The accrued postretirement benefit cost for Discontinued Operations at December 31, 1995 and 1994 was $108 million and $111 million, respectively, which is included in the net assets of Discontinued Operations. These liabilities are being assumed by the buyers of the Corporation's defense and electronic systems business and Knoll.

The funded assets consist primarily of interest bearing securities. The effect of a 1% annual increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $95 million and would increase net periodic postretirement benefit cost by approximately $8 million.

Certain of the Corporation's non-U.S. subsidiaries have private and government-sponsored plans for retirees. The cost for these plans is not significant to the Corporation.

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

At December 31, 1995 and 1994, the Corporation's liability for postemployment benefits totalled $98 million and $77 million, respectively. The liability for postemployment benefits included in the net assets of Discontinued Operations was $2 million at both December 31, 1995 and 1994.

NOTE 6: INCOME TAXES

Income tax expense (benefit) included in the consolidated financial statements follows:

COMPONENTS OF CONSOLIDATED INCOME TAXES (in millions)

YEAR ENDED DECEMBER 31                             1995    1994    1993
-----------------------------------------------------------------------
Continuing Operations                               $(7)   $(13)  $(116)
Discontinued Operations                              51      84      (7)
Cumulative effect of change in accounting
 principle for postemployment benefits                -       -     (30)
-----------------------------------------------------------------------
Income taxes (benefit)                              $44     $71   $(153)
-----------------------------------------------------------------------

INCOME TAXES FROM CONTINUING OPERATIONS (in millions)

YEAR ENDED DECEMBER 31                             1995    1994    1993
-----------------------------------------------------------------------
Current:
  Federal                                          $(22)   $(77)  $  84
  State                                              (2)      6      10
  Foreign                                            22      28      21
-----------------------------------------------------------------------
Total income taxes current                           (2)    (43)    115
-----------------------------------------------------------------------
Deferred:
  Federal                                           (18)     53    (199)
  State                                              (3)    (11)     16
  Foreign                                            16     (12)    (48)
-----------------------------------------------------------------------
Total income taxes deferred                          (5)     30    (231)
-----------------------------------------------------------------------
Income taxes (benefit)                             $ (7)   $(13)  $(116)
-----------------------------------------------------------------------

CONSOLIDATED INCOME TAXES (in millions)

YEAR ENDED DECEMBER 31                             1995    1994    1993
-----------------------------------------------------------------------
Current:
  Federal                                          $ 18    $ 18   $ 138
  State                                               7      24      19
  Foreign                                            27      28      23
-----------------------------------------------------------------------
Total income taxes current                           52      70     180
-----------------------------------------------------------------------
Deferred:
  Federal                                           (21)     28    (294)
  State                                              (2)    (13)     14
  Foreign                                            15     (14)    (53)
-----------------------------------------------------------------------
Total income taxes deferred                          (8)      1    (333)
-----------------------------------------------------------------------
Income taxes (benefit)                             $ 44    $ 71   $(153)
-----------------------------------------------------------------------

Deferred federal income taxes for 1993 include a benefit of $62 million resulting from the enactment of an increase in the statutory federal income tax rate from 34% to 35%.

In addition to the amounts in the tables above, during 1995, 1994 and 1993, $138 million of income tax benefit, $132 million of income tax expense and $378 million of income tax benefit, respectively, were recorded in shareholders' equity as part of the pension liability adjustment. See note 4 to the financial statements.

The foreign portion of income or loss before income taxes and minority interest in income of consolidated subsidiaries included in the consolidated statement of income was income of $128 million in 1995 and losses of $34 million in 1994 and $6 million in 1993. Such income or loss consisted of profits and losses generated from foreign operations (both Continuing and Discontinued) that can be subject to both U.S. and foreign income taxes.

Deferred federal income taxes have not been provided on cumulative undistributed earnings from foreign subsidiaries totalling $432 million at December 31, 1995 in which the earnings have been reinvested for an indefinite time. It is not practicable to determine the income tax liability that would result were such earnings repatriated.

Income from Continuing Operations includes income of certain manufacturing operations in Puerto Rico, which are eligible for tax credits against U.S. federal income tax and partially exempt from Puerto Rican income tax under grants of industrial tax exemptions. These tax exemptions provided net tax benefits of $17 million in 1995, $14 million in 1994 and $17 million in 1993. The exemptions will expire at various dates from 2002 through 2007.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to significant portions of deferred income tax liabilities or assets are shown in the accompanying table:

CONSOLIDATED DEFERRED INCOME TAX SOURCES (in millions)

AT DECEMBER 31                                      1995    1994
----------------------------------------------------------------
Provisions for expenses and losses                $1,133  $  812
Accumulated depreciation and amortization           (814)   (163)
Long-term contracts in process                        41      81
Leasing activities                                  (584)   (583)
Minimum pension liabilities                          474     403
Operating losses and credit carryforwards          1,405   1,360
Postretirement and postemployment benefits           590     477
Other deferred tax assets                            170     184
Other deferred tax liabilities                      (129)    (90)
Valuation allowance for deferred taxes               (98)   (101)
----------------------------------------------------------------
Deferred income taxes, net asset                  $2,188  $2,380
----------------------------------------------------------------

The valuation allowance for deferred taxes represents foreign tax credits not anticipated to be utilized and operating loss carryforwards of certain foreign subsidiaries. The net balance of deferred income taxes is intended to offset income taxes on future taxable income expected to be earned by the Corporation's Continuing Operations.

At December 31, 1995, for federal income tax purposes, there were regular tax net operating loss carryforwards of $416 million which expire by the year 2007, $2,462 million which expire by the year 2008, and $351 million which expire by the year 2010. At December 31, 1995, for alternative minimum tax purposes, there were loss carryforwards of $151 million which expire by the year 2007, $2,390 million which expire by the year 2008, $38 million which expire by the year 2010 and alternative minimum tax credit carryforwards of $211 million which have no expiration date. At December 31, 1995, there were $172 million of net operating loss carryforwards attributable to foreign subsidiaries. Of this total, approximately $41 million has no expiration date. The remaining amount will expire not later than 2002. A valuation allowance has been established for $58 million of the deferred tax benefit related to those loss carryforwards for which it is considered likely that the benefit will not be realized.

EFFECTIVE TAX (BENEFIT) RATE FOR CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31                             1995    1994    1993
-----------------------------------------------------------------------
Federal statutory income tax
 (benefit) rate                                   (35.0)% (35.0)% (35.0)%
Increase (decrease) in the tax
 (benefit) rate resulting from:
  Adjustment of deferred tax asset
   for increase in federal
   income tax rate                                    -       -   (15.5)
  Income taxes of prior years                      28.1    33.5    14.1
  Writeoff of intangible assets                    23.8    34.7     3.3
  Interest on prior years' federal
   income tax, net of federal effect                  -   (67.6)    4.2
  State income tax, net of
   federal effect                                  (7.7)  (24.1)    4.7
  Lower tax rate on income of
   foreign sales corporations                      (8.3)  (27.7)   (3.6)
  Lower tax rate on net income
   of Puerto Rican operations                     (42.4)  (82.1)   (4.8)
  Gain on sale of stock of
   subsidiary and affiliate                        30.6       -       -
  Valuation allowance for deferred taxes           (4.8)  (23.7)   (2.1)
  Adjustment of deferred tax asset
   included in equity for change in
   federal income tax rate                            -    17.4       -
  Loss of foreign tax credit                        7.5    46.2     3.1
  Foreign rate differential                       (24.9)  (45.7)   (1.9)
  Nondeductible expenses                           14.3    35.3     0.6
  Income from equity investments                   (2.0)    5.2     0.1
  Dividends from foreign subsidiaries               4.5    42.2     1.4
  Other                                             0.3    15.6    (1.4)
-----------------------------------------------------------------------
Effective tax (benefit) rate for
 Continuing Operations                            (16.0)% (75.8)% (32.8)%
-----------------------------------------------------------------------

The federal income tax returns of the Corporation and its wholly owned subsidiaries are settled through the year ended December 31, 1989. The Corporation has reached an agreement with the Internal Revenue Service regarding intercompany pricing adjustments applicable to operations in Puerto Rico for the years 1990 through 1992 and a tentative agreement for 1993. Management believes that adequate provisions for taxes have been made through December 31, 1995.

NOTE 7: CUSTOMER RECEIVABLES

Customer receivables at December 31, 1995 included $133 million, which represented the sales value of material shipped under long-term contracts but not billed to the customer. Billings will occur upon shipment of major components of the contract. Collection of these receivables is expected to be substantially completed within one year.

Allowances for doubtful accounts of $39 million and $52 million at December 31, 1995 and 1994, respectively, were deducted from customer receivables. The Corporation performs ongoing credit evaluations of its customers and generally does not require collateral.

NOTE 8: INVENTORIES AND COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

INVENTORIES (in millions)

AT DECEMBER 31                                     1995    1994
---------------------------------------------------------------
Raw materials                                    $   88  $  102
Work in process                                     449     395
Finished goods                                      123     163
---------------------------------------------------------------
                                                    660     660
Long-term contracts in process                    1,005     472
Progress payments to subcontractors                  21      38
Recoverable engineering and development costs        68     155
---------------------------------------------------------------
                                                  1,754   1,325
Inventoried costs related to contracts
 with progress billing terms                       (887)   (383)
---------------------------------------------------------------
Inventories                                      $  867  $  942
---------------------------------------------------------------

COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS (in millions)

AT DECEMBER 31                                     1995    1994
---------------------------------------------------------------
Costs included in inventories                     $ 747   $ 347
Progress billings on contracts                     (165)      4
---------------------------------------------------------------
Uncompleted contracts costs
 over related billings                            $ 582   $ 351
---------------------------------------------------------------
Progress billings on contracts                    $ 464   $ 438
Costs included in inventories                      (140)    (36)
---------------------------------------------------------------
Uncompleted contracts billings
 over related costs                               $ 324   $ 402
---------------------------------------------------------------

Raw materials, work in process, and finished goods included contract-related costs of approximately $405 million at December 31, 1995, and $418 million at December 31, 1994. Substantially all costs in long-term contracts in process, progress payments to subcontractors, and recoverable engineering and development costs were contract-related.

Inventories other than those related to long-term contracts are generally realized within one year. Inventoried costs do not exceed realizable values.

NOTE 9: PLANT AND EQUIPMENT

PLANT AND EQUIPMENT (in millions)

AT DECEMBER 31                                     1995     1994
----------------------------------------------------------------
Land and buildings                              $   938  $   554
Machinery and equipment                           2,514    2,260
Construction in progress                            201      151
----------------------------------------------------------------
Plant and equipment, at cost                      3,653    2,965
Accumulated depreciation                         (1,626)  (1,683)
----------------------------------------------------------------
Plant and equipment, net                        $ 2,027  $ 1,282
----------------------------------------------------------------

For the years ended December 31, 1995 and 1994, depreciation expense totalled $175 million and $182 million, respectively. Of these amounts, $125 million and $129 million, respectively, is included in costs of products and services, and $50 million and $53 million, respectively, is included in marketing, administration and general expenses.

NOTE 10: INTANGIBLE AND OTHER
NONCURRENT ASSETS

INTANGIBLE AND OTHER NONCURRENT ASSETS (in millions)

AT DECEMBER 31                                     1995    1994
---------------------------------------------------------------
Deferred income taxes (note 6)                   $1,231  $1,509
Goodwill                                          5,379     550
FCC licenses                                      1,242     100
Other intangible assets                             198      89
Intangible pension asset (note 4)                    63      97
Deferred charges                                    353     110
Joint ventures and other affiliates                  70      83
Noncurrent receivables                              172     115
Other                                               269     132
---------------------------------------------------------------
Intangible and other noncurrent assets           $8,977  $2,785
---------------------------------------------------------------

Goodwill and other acquired intangible assets are shown net of accumulated amortization of $154 million and $116 million at December 31, 1995 and 1994, respectively.

Included in deferred charges are unamortized debt issue costs of $162 million and $2 million at December 31, 1995 and 1994, respectively, which are amortized to expense on a straight-line basis over the term of the related indebtedness.

Joint ventures and other affiliates include investments in companies over which the Corporation exercises significant influence but does not control.

NOTE 11: SHORT-TERM DEBT

In September 1995, the Corporation entered into three new bank facilities under a credit agreement with a commitment level of $7.5 billion. These credit facilities include two term loans of $2.5 billion each. The first term loan is payable in two installments: $2 billion in November 1997 and $500 million in May 1998. The second term loan is payable in quarterly installments from August 1998 through November 2002. See note 13 to the financial statements. In addition to these term loans, the credit agreement includes a $2.5 billion revolving credit facility with a seven-year maturity.

Funds from these facilities have been used to finance the purchase of CBS, pay certain transaction fees, and replace borrowings under the previous revolvers.

Availability under the revolving credit facility is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on the incurrence of liens, a maximum leverage ratio, minimum interest coverage ratio and minimum consolidated net worth. Certain of these covenants become more restrictive over the terms of the facilities.
At December 31, 1995, the Corporation was in compliance with these covenants.

Interest rates for borrowings under the facilities are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage. The cost of the facilities includes commitment fees, which are based on the unutilized facilities and vary with the Corporation's debt ratings and leverage.

There are no compensating balance requirements under the facilities.

SHORT-TERM DEBT-CONTINUING OPERATIONS (in millions)

                           AT DECEMBER 31              DURING THE YEAR
--------------------------------------------------------------------------------
                                  Composite    Max. Out-    Avg. Out-   Wtd. Avg.
                         Balance       Rate    standing      standing       Rate
--------------------------------------------------------------------------------
1995
Credit facilities           $185        7.0%    $1,039          $600        6.8%
Short-term foreign
  bank loans                  20        6.9%       103            76        6.0%
Other                        104        7.1%       178            41        6.0%
--------------------------------------------------------------------------------
Short-term debt             $309
--------------------------------------------------------------------------------
1994
Credit facilities           $545        6.7%    $  545          $113        4.3%
Short-term foreign
  bank loans                  88        6.3%       277           133        5.2%
Other                          1
--------------------------------------------------------------------------------
Short-term debt             $634
--------------------------------------------------------------------------------


Average outstanding borrowings for Continuing Operations were determined based on daily amounts outstanding for the credit facilities and on monthly balances outstanding for short-term foreign bank loans.


SHORT-TERM DEBT-DISCONTINUED OPERATIONS (in millions)

                           AT DECEMBER 31               DURING THE YEAR
--------------------------------------------------------------------------------
                                  Composite    Max. Out-    Avg. Out-   Wtd. Avg.
                         Balance       Rate    standing      standing       Rate
--------------------------------------------------------------------------------
1995
Credit facilities           $ 78       7.6%     $  331          $209        6.8%
Other                          3
--------------------------------------------------------------------------------
Short-term debt             $ 81
--------------------------------------------------------------------------------
1994
Credit facilities           $374       6.7%     $2,355          $955        4.8%
Other                         28       8.1%         36            31        8.2%
--------------------------------------------------------------------------------
Short-term debt             $402
--------------------------------------------------------------------------------

Average outstanding borrowings for Discontinued Operations were determined based on daily amounts outstanding for credit facilities.

To manage interest costs on its short-term and long-term debt, the Corporation has entered into various types of interest rate and currency exchange agreements. A summary of notional amounts outstanding at December 31, 1995 and 1994 is presented in the table below:

INTEREST RATE AND CURRENCY EXCHANGE AGREEMENTS
NOTIONAL AMOUNTS OUTSTANDING (in millions)

                                        Short-Term      Long-Term
                                              Debt           Debt      Total
----------------------------------------------------------------------------
AT DECEMBER 31, 1995
Continuing Operations                         $  -         $3,208     $3,208
Discontinued Operations                          -             74         74
----------------------------------------------------------------------------
Notional amounts                              $  -         $3,282     $3,282
----------------------------------------------------------------------------
AT DECEMBER 31, 1994
Continuing Operations                         $272         $    -     $  272
Discontinued Operations                         25            374        399
Notional amounts                              $297         $  374     $  671
----------------------------------------------------------------------------

The average remaining maturity of interest rate and currency exchange agreements was 0.8 years and 1.5 years at December 31, 1995 and 1994, respectively.

At year-end 1995, $3,208 million relates to interest rate swaps with rate and maturity characteristics set forth in the table below:


CONTRACTUAL MATURITIES OF INTEREST RATE SWAPS (in millions)

AT DECEMBER 31, 1995                              Year of Maturity
-----------------------------------------------------------------------------
                             Total       1996    1997    1998    1999    2000
-----------------------------------------------------------------------------
Fixed rate swaps
  (pay fixed):
Notional amount             $3,208     $3,078       -     $50     $55     $25
Wtd. avg. fixed
  rate paid                   5.68%      5.54%      -    8.73%   8.86%   9.36%
-----------------------------------------------------------------------------


The $74 million notional amount outstanding for Discontinued Operations at December 31, 1995 represents an interest rate and currency swap which matures in February 1996.

At December 31, 1994, interest rate swap agreements in which the Corporation paid a fixed interest rate totalled $272 million and had a weighted average rate of 8.8% with an average maturity of 1.8 years. In addition to the fixed interest rate swaps, the Corporation had a $150 million floating rate swap on which it received a rate of 8.7%. The remaining $249 million notional amount outstanding at December 31, 1994 consisted of a $25 million forward interest rate swap agreement, a $150 million interest rate floor agreement and a $74 million interest rate and currency swap.

NOTE 12: OTHER CURRENT LIABILITIES

OTHER CURRENT LIABILITIES (in millions)

AT DECEMBER 31                                     1995    1994
---------------------------------------------------------------
Accrued employee compensation                    $  218  $  118
Income taxes currently payable                      158     129
Liabilities for talent and program rights           254       -
Accrued product warranty                             59      60
Accrued restructuring costs                         153      77
Liability for business dispositions                  46      90
Accrued taxes, interest and insurance               221     312
Accrued expenses                                    706     224
Environmental liabilities                            47      40
Other                                               262     131
---------------------------------------------------------------
Other current liabilities                        $2,124  $1,181
---------------------------------------------------------------

NOTE 13: LONG-TERM DEBT

LONG-TERM DEBT-CONTINUING OPERATIONS (in millions)

AT DECEMBER 31                                     1995    1994
---------------------------------------------------------------
Term loans I & II                                $5,000  $    -
8-3/8% notes due 2002                               348     348
7-7/8% debentures due 2023                          325     325
7-3/4% notes due 1996                               300     300
6-7/8% notes due 2003                               275     275
8-5/8% debentures due 2012                          273     273
8-7/8% notes due 2001                               250     250
8-7/8% notes due 2014                               150       -
7-5/8% notes due 2002                               150       -
7-3/4% notes due 1999                               125       -
7-1/8% notes due 2023                                97       -
8-7/8% debentures due 2022                           92       -
Medium-term notes due through 2001                   92      95
Other                                                79       6
---------------------------------------------------------------
                                                  7,556   1,872
Current maturities                                 (330)     (7)
---------------------------------------------------------------
Long-term debt                                   $7,226  $1,865
---------------------------------------------------------------

Included in the table above is $491 million of senior debt previously issued by CBS. At December 31, 1995, interest rates on this debt ranged from 7.13% to 9.03% with maturities from 1998 to 2023.

The CBS 8-7/8% debentures due 2022 may be redeemed after June 1, 2002 at specified redemption prices. Except for term loans I and II, none of the remaining long-term debt outstanding at December 31, 1995 may be redeemed prior to maturity.

At December 31, 1995, medium-term notes of Continuing Operations had interest rates ranging from 8.5% to 9.4%, with an average interest rate of 8.9% and an average remaining maturity of 2.6 years.

During 1995, Discontinued Operations exchanged $150 million of 8-7/8% notes due 2014 (redeemable by holders in 1999) for $150 million of short-term borrowings of Continuing Operations to better match the monetization of assets with the maturities of debt.

The Corporation maintains a $1 billion shelf registration, of which $400 million was unused as of December 31, 1995.

The scheduled maturities of Continuing Operation's long-term debt outstanding at December 31, 1995 for each of the next five years are as follows:
1996-$330 million; 1997-$2,006 million; 1998-$823 million; 1999-$686 million;
and 2000-$675 million.

LONG-TERM DEBT-DISCONTINUED OPERATIONS (in millions)

AT DECEMBER 31                                     1995    1994
---------------------------------------------------------------
Medium-term notes due through 2001                $ 344   $ 424
8-7/8% notes due 2014                                 -     150
8-7/8% notes due 1995                                 -     150
Other                                                78     105
---------------------------------------------------------------
                                                    422     829
Current maturities                                 (265)   (240)
---------------------------------------------------------------
Long-term debt                                    $ 157   $ 589
---------------------------------------------------------------

At December 31, 1995, medium-term notes of Discontinued Operations had interest rates ranging from 7.9% to 9.4%, with an average interest rate of 8.9% and an average remaining maturity of 1.6 years.

The scheduled maturities of Discontinued Operation's long-term debt outstanding at December 31, 1995 for each of the next five years are as follows: 1996-$265 million; 1997-$2 million; 1998-$96 million; 1999-$46 million; and 2000-$11 million.

NOTE 14: OTHER NONCURRENT LIABILITIES

OTHER NONCURRENT LIABILITIES (in millions)

AT DECEMBER 31                                     1995    1994
---------------------------------------------------------------
Postretirement benefits (note 5)                 $1,215  $1,077
Postemployment benefits (note 5)                     96      75
Pension liability (note 4)                        1,426     841
Accrued restructuring costs                           8       8
Liability for business dispositions                  94      75
Liabilities for talent and program rights            47       -
Accrued expenses                                    650     148
Environmental liabilities                           239     157
Other                                               299     167
---------------------------------------------------------------
Other noncurrent liabilities                     $4,074  $2,548
---------------------------------------------------------------

NOTE 15: SHAREHOLDERS' EQUITY

SHAREHOLDERS' EQUITY (in millions)

                                                   1995       1994       1993
-----------------------------------------------------------------------------
Preferred stock:
Balance at January 1                            $    12    $     8    $     8
Series B preferred shares converted                  (8)         -          -
Series C preferred shares issued                      -          4          -
-----------------------------------------------------------------------------
Balance at December 31                          $     4    $    12    $     8
-----------------------------------------------------------------------------
Common stock:
Balance at January 1                                393        393        393
Shares issued                                        33          -          -
-----------------------------------------------------------------------------
Balance at December 31                          $   426    $   393    $   393
-----------------------------------------------------------------------------
Capital in excess of par value:
Balance at January 1                            $ 1,932    $ 1,475    $ 1,523
Series B preferred shares converted                 (25)         -          -
Series C preferred shares issued                      -        501          -
Shares issued under various
  compensation and benefit plans                    (55)       (37)       (37)
Shares issued under dividend
  reinvestment plan                                  (4)        (7)       (11)
-----------------------------------------------------------------------------
Balance at December 31                          $ 1,848    $ 1,932    $ 1,475
-----------------------------------------------------------------------------
Common stock held in treasury:
Balance at January 1                            $  (870)   $  (972)   $(1,102)
Shares issued under various
  compensation and benefit plans                    139         87        104
Shares issued under dividend
  reinvestment plan                                  11         15         26
-----------------------------------------------------------------------------
Balance at December 31                          $  (720)   $  (870)   $  (972)
-----------------------------------------------------------------------------
Minimum pension liability:
Balance at January 1                            $  (962)   $(1,215)   $  (496)
Pension liability adjustments,
  net of deferred taxes (note 4)                   (258)       253       (719)
-----------------------------------------------------------------------------
Balance at December 31                          $(1,220)   $  (962)   $(1,215)
-----------------------------------------------------------------------------
Cumulative foreign currency
  translation adjustments:
Balance at January 1                            $   (15)   $   (28)   $    (8)
Currency translation activity                         4         13        (20)
-----------------------------------------------------------------------------
Balance at December 31                          $   (11)   $   (15)   $   (28)
-----------------------------------------------------------------------------
Retained earnings:
Balance at January 1                            $ 1,325    $ 1,401    $ 1,917
Net income (loss)                                    15         77       (326)
Dividends paid                                     (159)      (153)      (190)
-----------------------------------------------------------------------------
Balance at December 31                          $ 1,181    $ 1,325    $ 1,401
-----------------------------------------------------------------------------
Shareholders' equity                            $ 1,508    $ 1,815    $ 1,062
-----------------------------------------------------------------------------

In March 1994, the Corporation sold, in a private placement, 36,000,000 depository shares (the $1.30 Depository Shares) at $14.44 per share. Each of the $1.30 Depository Shares represents ownership of one-tenth of a share of the Corporation's $1.00 par value Series C Conversion Preferred Stock (Series C Preferred) and entitles the owner to all of the proportionate rights, preferences and privileges of the Series C Preferred. A total of 3,600,000 Series C Preferred shares was deposited, all of which were outstanding at December 31, 1995 and 1994.

The net proceeds to the Corporation, after commissions, fees and out-of-pocket expenses, totalled $505 million. As a result, the par value of Series C Preferred was established for $4 million, and capital in excess of par was increased by $501 million.

The annual dividend rate for each $1.30 Depository Share is $1.30 (equivalent to $13.00 for each Series C Preferred), payable quarterly in arrears on the first day of March, June, September and December. Dividends are cumulative and must be declared by the Board of Directors to be payable. Payments commenced on June 1, 1994.

Each $1.30 Depository Share will automatically convert into one share of common stock on June 1, 1997 unless called on May 30, 1997 by the Corporation or converted at any time prior to June 1, 1997 by the holder. Conversion will also occur upon certain mergers, consolidations or similar extraordinary transactions involving the Corporation or in certain other events.

On September 1, 1995, the Corporation's 8,222,500 shares of Series B Conversion Preferred Stock (Series B Preferred), outstanding since 1992, mandatorily converted into 32,890,000 shares of common stock.

COMMON SHARES (shares in thousands)

                                                            In            Out-
                                       Issued         Treasury        standing
------------------------------------------------------------------------------
Balance at January 1, 1993            392,998           46,556         346,442
Shares issued for dividend
  reinvestment plan                         -           (1,112)          1,112
Shares issued for employee plans            -           (4,540)          4,540
Other                                      82                -              82
------------------------------------------------------------------------------
Balance at December 31, 1993          393,080           40,904         352,176
Shares issued for dividend
  reinvestment plan                         -             (621)            621
Shares issued for employee plans            -           (3,975)          3,975
Other                                       -              (20)             20
------------------------------------------------------------------------------
Balance at December 31, 1994          393,080           36,288         356,792
Shares issued for dividend
  reinvestment plan                         -             (450)            450
Shares issued for employee plans            -           (5,886)          5,886
Shares issued for conversion of
  Series B Preferred                   32,890                -          32,890
------------------------------------------------------------------------------
Balance at December 31, 1995          425,970           29,952         396,018
------------------------------------------------------------------------------

Of the common stock held in treasury at December 31, 1995, 21,132,376 shares were held by the Corporation's rabbi trusts for the payment of benefits under executive benefit plans.

Earnings (loss) per common share was computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the year plus the weighted average common stock equivalents. Common stock equivalents consist of shares subject to stock options, shares potentially issuable under deferred compensation programs, and as discussed below, the Series B Preferred. For this computation, net income or loss was adjusted for the after-tax interest expense applicable to the deferred compensation programs.

The Series B Preferred were considered common stock equivalents at a rate of four Series B Preferred to one common share. Because such treatment has an anti-dilutive effect on earnings per share for 1995, 1994 and 1993, these common stock equivalent shares were excluded from weighted average shares outstanding, and the dividend requirement was deducted from net income in computing earnings available to common shareholders.

For the calculation of primary earnings per share, the common shares issued upon conversion of the Series B Preferred were included in weighted average shares outstanding from the conversion date, September 1, 1995. For the calculation of fully diluted earnings per share, the Series B Preferred were treated as common shares outstanding from January 1, 1995, the first day of the period of conversion.

Consistent with prevalent practice at the time of issuance, the Series C Preferred were considered outstanding common stock at a rate of ten Series C Preferred to one common share for both primary and fully diluted earnings per share. If the Series C Preferred had been treated as common stock equivalents for the calculation of net income per share, the Corporation's 1995 and 1994 primary per share results would have been a loss of $.18 and $.02, respectively. Fully diluted per share results would have been a loss of $.08 for 1995 and $.02 for 1994.

The weighted average number of common shares used for computing primary earnings or loss per share was 410,138,000 in 1995, 383,736,000 in 1994, and 352,902,000 in 1993. The weighted average number of common shares used for computing fully diluted earnings or loss per share was 433,191,000 in 1995, 383,790,000 in 1994, and 355,358,000 in 1993.

On December 29, 1995, the Board of Directors adopted a shareholder rights plan providing for the distribution of one right for each share of common stock outstanding on January 9, 1996. The rights become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15% or more of the Corporation's voting stock or a party announces an offer to acquire 30% or more of the voting stock. The rights have an exercise price of $64 per share and expire on January 9, 2006. Upon the occurrence of certain events, holders of the rights will be entitled to purchase either Westinghouse preferred shares or shares in an acquiring entity at half of market value. The Corporation is entitled to redeem the rights at a value of $.01 per right at any time until the tenth day following the acquisition of a 15% position in its voting stock.

NOTE 16: STOCK OPTIONS

The 1993 and 1991 Long-Term Incentive Plans provide for the granting of stock options and other performance awards to employees of the Corporation.

At December 31, 1995 and 1994, approximately 11.1 million and 7.5 million shares, respectively, had been authorized for awards under the 1993 Plan. Shares available for stock options and other awards under the 1993 Plan at December 31, 1995 and 1994 totalled 3,249,228 and 3,435,107, respectively. At December 31, 1995 and 1994, a total of 16.5 million and 9 million shares, respectively, had been authorized for awards under the 1991 Plan. Shares available for stock options and other awards under the 1991 Plan at December 31, 1995 and 1994 totalled 3,407,931 and 775,671, respectively.

Stock options are also outstanding under the 1984 Long-Term Incentive Plan; however, no additional grants are permitted under that plan.

The option price under the Plans may not be less than the fair market value of the shares on the grant date. The options were granted for terms of 10 years or less and generally become exercisable in whole or in part after the commencement of the second year of the term.

Generally, options outstanding under the 1993, 1991 and 1984 Plans, except those granted during 1995, were exercisable at December 31, 1995. Options granted during 1995 under the 1993 and 1991 Plans generally will not be exercisable until 1996. Outstanding options have expiration dates ranging from 1996 through 2005.

Of the options granted by the Corporation in 1995, 2,423,060 were performance stock options. The vesting of these options is contingent on attainment of specific performance targets. If the targets are not met, the options terminate; if they are met, the options become exercisable. One-half of these options lapsed in January 1996 because the stretch performance targets for 1995 were not met. The remaining performance options are contingent on 1996 performance.

STOCK OPTION INFORMATION (shares in thousands)

                                                   1995     1994     1993
-------------------------------------------------------------------------
Shares subject to option:
Balance at January 1                             20,504   16,082   11,675
Options granted                                   8,945    5,079    5,230
Options exercised                                  (481)     (24)     (67)
Options terminated                                 (584)    (633)    (756)
-------------------------------------------------------------------------
Balance at December 31                           28,384   20,504   16,082
-------------------------------------------------------------------------
Weighted average option
 price in dollars:
At January 1                                    $ 18.66  $ 20.70  $ 22.81
Options granted                                   14.17    11.89    15.90
Options exercised                                 11.75    10.40    12.37
Options terminated                                16.15    16.59    20.84
At December 31                                    17.41    18.66    20.70
-------------------------------------------------------------------------

In 1995, the shareholders approved stock options for non-employee directors. The Deferred Compensation and Stock Plan for Directors generally provides for an annual grant of 3,000 options to each non-employee director and an additional grant of 750 options to committee chairs. For each of the grants, two-thirds of the options have an exercise price equal to the fair market value of the common stock on the grant date. The remaining one-third of the options have an exercise price equal to 125% of the fair market value on the grant date. These options may be exercised by each of the directors immediately following the grant date.

NOTE 17: CONTINGENT LIABILITIES AND COMMITMENTS

URANIUM SETTLEMENTS

In the late seventies, the Corporation provided for the estimated future costs for the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes assets required for certain settlement obligations and reserves for estimated future costs. The reserve balance at December 31, 1995, is deemed adequate considering all facts and circumstances known to management. The future obligations require providing the remainder of the fuel deliveries running through 2013. The supply of equipment and services is essentially complete. Variances from estimates which may occur are considered in determining if an adjustment of the liability is necessary.

LITIGATION

Steam Generators

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving seven litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. Four steam generator lawsuits remain.

The Corporation is also a party to five tolling agreements with utilities or utility plant owners' groups which have asserted steam generator claims. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussions.

Securities Class Actions-Financial Services

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

Asbestos

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At December 31, 1995, the Corporation had approximately 75,000 claims outstanding against it.

In court actions which have been resolved, the Corporation has prevailed in the vast majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers which have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the steam generator claims, the securities class action and certain groupings of asbestos claims and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described above, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ENVIRONMENTAL MATTERS

Compliance with federal, state and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management has estimated the probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known.

PRP Sites and Other Remedial Activities

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at 73 sites, including 18 CBS sites. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties, and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes that the Corporation's total remaining probable cost for remedial actions of these sites as of December 31, 1995 is approximately $166 million, all of which has been accrued.

As part of the agreements for the sale of certain of its businesses or sites, the Corporation has agreed to retain obligations for remediation of contamination existing at these sites, other Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) issues, and compliance matters. Management believes that the total cost for these obligations is approximately $28 million, all of which has been accrued. In addition, the Corporation has accrued for the estimated remediation costs associated with Discontinued Operations.

Bloomington Sites

The Corporation is a party to a 1985 Consent Decree relating to remediation of six sites in Bloomington, Indiana. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law, to burn excavated material. On February 8, 1994, the Consent Decree parties filed with the court a status report advising of the parties' intention to investigate alternatives. The Corporation believes it is probable that the Consent Decree will be modified to an alternative remedial action, which could include a combination of containment, treatment, remediation and monitoring. The parties also recognize that the Consent Decree shall remain in full force during this process.

One of the six sites covered by the Consent Decree has been remediated. The Corporation estimates that its total cost to implement the most reasonable alternative for the five remaining sites covered by the Consent Decree is approximately $61 million, all of which has been accrued. Included in this amount is approximately $43 million for site construction and other related costs valued as of the year of expenditure. The remaining $18 million is the present value, assuming a 5% discount rate, of approximately $46 million of operating and maintenance costs that will be incurred during a 30-year period. Other reasonable remediation alternatives, while considered less likely, could cause the total costs to be as much as $115 million.

Other

The Corporation is involved with several administrative actions alleging violations of federal, state or local environmental regulations. For these matters, the Corporation has estimated its remaining reasonably possible costs and determined them to be immaterial.

The Corporation currently manages under contract several government-owned facilities, which among other things are engaged in the remediation of hazardous and nuclear wastes. To date, under the terms of the contracts, the Corporation is not responsible for costs associated with environmental liabilities, including environmental cleanup costs, except under certain circumstances associated with the willful misconduct or lack of good faith of its managers or their failure to exercise prudent business judgment. There are currently no material claims for which the Corporation believes it is responsible.

The Corporation has or will have responsibilities for environmental closure activities, such as dismantling incinerators or decommissioning nuclear licensed sites. The Corporation has estimated the total potential cost to be incurred for these actions to approximate $135 million, of which $30 million had been accrued at December 31, 1995. The Corporation's policy is to accrue these costs over the estimated life of the individual facilities, which in most cases is approximately 20 years. The anticipated annual costs currently being accrued are $6 million.

Capital expenditures related to environmental compliance in 1995 and 1994 totalled $6 million and $8 million, respectively. Operating expenses which are recurring and associated with managing hazardous waste and pollutants in ongoing operations in 1995 and 1994 totalled $31 million and $23 million, respectively.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.

INSURANCE RECOVERIES

Prior to 1995, the Corporation filed actions against more than 100 of its insurance carriers seeking recovery for environmental, product and property damage liabilities, and certain other matters. The Corporation has settled with the majority of these carriers and has received recoveries related to these actions. The Corporation has not accrued for any future insurance recoveries.

FINANCING COMMITMENTS

Continuing Operations

In the ordinary course of business, standby letters of credit are issued by commercial banks on behalf of the Corporation related to performance obligations primarily under contracts with customers.

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sports events. These contracts permit the broadcast of such properties for various periods ending no later than April 2002. As of December 31, 1995, the Corporation was committed to make payments of $3,412 million under such broadcasting contracts.

The Corporation's other commitments consist primarily of those for the purchase of plant and equipment totalling approximately $40 million at December 31, 1995.

Discontinued Operations

Financial Services commitments with off-balance-sheet credit risk represent financing commitments to provide funds, including loan or investment commitments, guarantees, standby letters of credit and standby commitments, generally in exchange for fees. The remaining commitments have fixed expiration dates from 1996 through 2002.

At December 31, 1995, Financial Services commitments, consisting of guarantees, credit enhancements, other standby agreements and commitments to extend credit totalled $45 million compared to $80 million at year-end 1994. Management expects the remaining commitments to expire unfunded or be funded with the resulting assets being sold shortly after funding.

The defense and electronic systems business provides guarantees to customers in the form of standby letters of credit for bids, advance payments and performance of contractual obligations. Such guarantees are supported by the Corporation's lines of credit. At December 31, 1995, approximately $202 million of guarantees were outstanding. The cost for the lines of credit that support the guarantees is inventoried if specifically related to an ongoing contract or otherwise expensed as incurred.

NOTE 18: LEASES

The Corporation has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Rental expense for Continuing Operations in 1995, 1994 and 1993 was $132 million, $138 million and $165 million, respectively. These amounts include immaterial amounts for contingent rentals. Rental expense included sublease income totalling $17 million, $16 million and $5 million for 1995, 1994 and 1993, respectively.

MINIMUM RENTAL PAYMENTS-CONTINUING OPERATIONS (in millions)

AT DECEMBER 31                  1995
------------------------------------
1996                          $  138
1997                             118
1998                             106
1999                              95
2000                              97
Subsequent years                 750
------------------------------------
Minimum rental payments       $1,304
------------------------------------

NOTE 19: OTHER INCOME AND EXPENSES, NET

OTHER INCOME AND EXPENSES, NET (in millions)

YEAR ENDED DECEMBER 31                             1995    1994    1993
-----------------------------------------------------------------------
Interest on securities                             $ 12   $  13   $  18
Miscellaneous interest income                         7       3       6
Gain (loss) on disposition of other assets          132      27      20
Operating results-non-consolidated
 affiliates                                           1      (4)     (4)
Foreign currency transaction and
 high-inflation translation effect                   (8)     (6)      4
Estimated loss on disposition of
 non-strategic businesses                            (7)    (17)   (195)
Pension settlement loss (note 4)                      -    (308)      -
Other                                                12       4      (3)
-----------------------------------------------------------------------
Other income and expenses, net                     $149   $(288)  $(154)
-----------------------------------------------------------------------

The gain on disposition of other assets for 1995 includes a gain of $115 million from the sale of the Corporation's 62% interest in MICROS Systems, Inc. and $13 million from the sale of an equity investment. The gain on disposition of other assets for 1994 includes a gain of $32 million from the sale of two Sacramento, California radio stations. The 1993 gain on disposition of other assets includes $21 million from the sale of an equity participavion in a production company.

NOTE 20: RESTRUCTURING

In recent years, the Corporation has restructured many of its businesses and its corporate headquarters in an effort to reduce its cost structure and remain competitive in its markets. Restructuring activities primarily involve the separation of employees, the closing of facilities, the termination of leases, and the exiting of product lines. Costs for restructuring activities are limited to incremental costs that directly result from the restructuring activities and that provide no future benefit to the Corporation.

A summary of restructuring charges by business segment follows:

RESTRUCTURING COSTS (in millions)

YEAR ENDED DECEMBER 31                             1995    1994    1993
-----------------------------------------------------------------------
Broadcasting                                        $ -     $(2)   $ 12
Power Systems                                        44      21     171
Government & Environmental Services                   -       4      12
Communication & Information Systems                   3       -      11
Other Businesses                                      -       -       5
Corporate and Other                                  39       -      38
-----------------------------------------------------------------------
Total                                               $86     $23    $249
-----------------------------------------------------------------------

Generally, separated employees receive benefits under the Corporation's Employee Security and Protection Plan or similar arrangement, including permanent job separation benefits, retraining, and outplacement assistance. The amount included for these benefits in the restructuring charge represents the incremental cost of such benefits over those amounts previously accrued under SFAS No. 112.

Based on the Corporation's current estimates, summarized below are the restructuring costs for Continuing Operations:

RESTRUCTURING COSTS BY CATEGORY OF EXPENDITURE (dollars in millions)

YEAR ENDED DECEMBER 31                             1995    1994    1993
-----------------------------------------------------------------------
Number of involuntary separations                 1,091     541   2,217
-----------------------------------------------------------------------
Employee separation costs                           $77    $ 39    $155
Pension curtailment costs                             -       -      22
Asset write-downs                                     6       2      30
Facility closure/rationalization costs                3       -      24
Adjustments                                           -     (18)     18
-----------------------------------------------------------------------
Total charge to operations                          $86    $ 23    $249
-----------------------------------------------------------------------

Of the 3,849 employee separations over the three-year period, 90% were completed at December 31, 1995. The remaining separations are expected to be completed in early 1996. Employee separation costs generally are paid over a period of up to two years following the separation.

In connection with the acquisition of CBS, the Corporation developed a restructuring plan to integrate the operations of CBS with those of the Corporation, and eliminate duplicate facilities and functions. The cost of that plan, which is estimated to total approximately $100 million, was recorded in connection with the purchase.

The following is a reconciliation of the restructuring liability for Continuing
Operations:

RECONCILIATION OF RESTRUCTURING LIABILITY (in millions)

---------------------------------------------------
Balance at January 1, 1993                    $   -
Provision for restructuring                     249
Noncash expenditures                            (22)
---------------------------------------------------
Balance at December 31, 1993                    227
---------------------------------------------------
Provision for restructuring                      23
Cash expenditures                              (134)
Noncash expenditures                            (31)
---------------------------------------------------
Balance at December 31, 1994                     85
---------------------------------------------------
Provision for restructuring                      86
CBS acquisition plan                            100
Cash expenditures                              (103)
Noncash expenditures                             (7)
---------------------------------------------------
Balance at December 31, 1995                  $ 161
---------------------------------------------------

Additional restructuring costs totalling $49 million in 1995, $48 million in 1994, and $101 million in 1993, were included in the results of Discontinued Operations primarily for the separation of approximately 3,000 employees and the exiting of various product lines and facilities.

NOTE 21: SEGMENT INFORMATION

Westinghouse is a diversified, global, technology-based corporation operating in the principal business areas of television and radio broadcasting, communications, environmental services, transport refrigeration and the electric utility markets. The Corporation's continuing businesses are aligned for reporting purposes into the following six segments: Broadcasting, Power Systems, Thermo King, Government & Environmental Services, Communication & Information Systems, and Other Businesses. Results of international manufacturing entities, export sales and foreign licensee income are included in the financial information of the segment that has operating responsibility.

Broadcasting provides a variety of communications services consisting primarily of commercial broadcasting, program production, and distribution. It operates the CBS Television Network, a programming provider for more than 200 affiliates. It sells advertising time to radio, television and cable advertisers through national and local sales organizations. Broadcasting currently owns and operates 15 television broadcasting stations and 39 radio stations. Broadcasting also provides programming and distribution services to the cable television industry. Group W Satellite Communications (GWSC) provides sports programming and the marketing and advertising for two country music entertainment channels.

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

The Communication & Information Systems segment's primary businesses include long-distance telephone network management, network infrastructure development for providers of mobile satellite services and personal communications services, and residential and commercial security.

The Other Businesses segment consists of businesses deemed to be non-strategic that are expected to be sold.

The Corporate and Other segment includes corporate activities that are managed for the benefit of the entire Corporation.

Segment sales of products and services include products that are transferred between segments, generally at inventory cost plus a margin. Segment operating profit or loss consists of sales of products and services less segment operating expenses, which include costs of products and services, marketing, administration and general expenses, depreciation and amortization, and restructuring costs.

Segment operating profit for 1995, 1994, and 1993 includes special charges consisting of costs for restructuring (note 20), litigation matters, and environmental matters as follows:

SPECIAL CHARGES INCLUDED IN SEGMENT OPERATING PROFIT (in millions)

YEAR ENDED DECEMBER 31                             1995    1994     1993
------------------------------------------------------------------------
Broadcasting                                       $  -     $(2)    $ 12
Power Systems                                       280      21      296
Thermo King                                           -       -        -
Government & Environmental Services                   -       4       32
Communication & Information Systems                   3       -       11
Other Businesses                                      -       -        5
Corporate and Other                                  39       -       98
------------------------------------------------------------------------
Total                                              $322     $23     $454
------------------------------------------------------------------------

SALES OF PRODUCTS AND SERVICES AND SEGMENT OPERATING PROFIT FROM CONTINUING OPERATIONS (in millions)

                                     Sales of Products and Services    Segment Operating Profit (Loss)
-----------------------------------------------------------------------------------------------------
Year ended December 31                    1995     1994     1993               1995     1994     1993
-----------------------------------------------------------------------------------------------------
Broadcasting                            $1,108   $  742   $  705              $ 212    $ 197    $ 139
Power Systems                            3,000    2,930    3,083               (207)     165      (39)
Thermo King                              1,065      877      719                176      135      113
Government & Environmental Services        446      457      417                 24       58       28
Communication & Information Systems        361      312      279                 (1)       7       (3)
Other Businesses                           305      524      533                  9        2      (38)
Corporate and Other                         90      153      155               (169)    (159)    (234)
Intersegment Sales                         (79)    (106)    (112)                 -        -        -
-----------------------------------------------------------------------------------------------------
Total                                   $6,296   $5,889   $5,779              $  44    $ 405    $ (34)
-----------------------------------------------------------------------------------------------------


OTHER FINANCIAL INFORMATION (in millions)

                                           Identifiable Assets     Depreciation and Amortization   Capital Expenditures
-----------------------------------------------------------------------------------------------------------------------
AT AND FOR THE YEAR ENDED DECEMBER 31     1995    1994    1993          1995    1994    1993       1995    1994    1993
-----------------------------------------------------------------------------------------------------------------------
Broadcasting                           $ 8,889 $   794 $   789          $ 57    $ 31    $ 32       $ 32    $ 35    $ 22
Power Systems                            2,120   2,136   1,985            93      95      96        101      87      80
Thermo King                                379     351     297            15      13      12         23      19      15
Government & Environmental Services        393     535     519            17      25      20         35      23      33
Communication & Information Systems        300     258     253            11      10      11          5       5       3
Other Businesses                            73     383     390             6      11      14          2       2      12
Corporate and Other                      3,156   3,008   3,485            19      29      27         18      20      16
-----------------------------------------------------------------------------------------------------------------------
Continuing Operations                   15,310   7,465   7,718           218     214     212        216     191     181
-----------------------------------------------------------------------------------------------------------------------
Discontinued Operations                  3,304   4,373   6,803            99     106      99         74      68      91
-----------------------------------------------------------------------------------------------------------------------
Total                                  $18,614 $11,838 $14,521          $317    $320    $311       $290    $259    $272
-----------------------------------------------------------------------------------------------------------------------

Assets not identified to segments in the table above principally include cash and marketable securities, deferred income taxes, prepaid pension cost, and the intangible pension asset.

Included in income from Continuing Operations is income of subsidiaries located outside the United States. These subsidiaries reported income of $81 million in 1995, $15 million in 1994, and a loss of $1 million in 1993. Subsidiaries located outside the United States comprised 5% of total assets of Continuing Operations in 1995, 11% in 1994, and 10% in 1993. Subsidiaries located outside the United States comprised 2% of total liabilities of Continuing Operations in 1995 and 5% in 1994 and 1993.

The increase in assets and liabilities of Continwing Operations in 1995 reflects the acquisition of CBS.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA (in millions)

AT AND FOR THE YEAR ENDED DECEMBER 31              1995    1994    1993
-----------------------------------------------------------------------
Sales of products and services from
Continuing Operations:
  U.S.                                          $ 5,364  $5,068  $4,940
  Outside the U.S.                                  932     821     839
-----------------------------------------------------------------------
Sales of products and services                  $ 6,296  $5,889  $5,779
-----------------------------------------------------------------------
Operating profit (loss) from
Continuing Operations:
  U.S.                                          $   (72) $  355  $  (43)
  Outside the U.S.                                  116      50       9
-----------------------------------------------------------------------
Operating profit (loss)                         $    44  $  405  $  (34)
-----------------------------------------------------------------------
Segment identifiable assets of
Continuing Operations:
  U.S.                                          $14,475  $6,655  $6,922
  Outside the U.S.                                  835     810     796
-----------------------------------------------------------------------
Segment identifiable assets                     $15,310  $7,465  $7,718
-----------------------------------------------------------------------

The Corporation sells products manufactured domestically to customers throughout the world using domestic divisions and subsidiaries doing business primarily outside the United States. Generally, products manufactured outside the United States are sold outside the United States.

SALES FROM PRODUCTS AND SERVICES SOLD OUTSIDE THE U.S.
FROM CONTINUING OPERATIONS (in millions)

YEAR ENDED December 31     1995                 1994                  1993
-------------------------------------------------------------------------------
                                 % of                 % of                  % of
                      Amount    Sales      Amount    Sales       Amount    Sales
--------------------------------------------------------------------------------
Subsidiaries
  outside the U.S.:
Europe, Africa,
  Middle East         $  585      9.3%     $  493      8.4%        $537     9.3%
Canada                   256      4.1%        234      4.0%         240     4.2%
All other                 91      1.4%         94      1.5%          62     1.0%
-------------------------------------------------------------------------------
Total                 $  932     14.8%     $  821     13.9%        $839    14.5%
-------------------------------------------------------------------------------
U.S. exports:
Europe, Africa,
  Middle East         $  331      5.3%     $  414      7.0%        $299     5.2%
Asia-Pacific             806     12.8%        508      8.6%         317     5.5%
All other                174      2.7%        218      3.7%         357     6.1%
-------------------------------------------------------------------------------
Total                 $1,311     20.8%     $1,140     19.3%        $973    16.8%
-------------------------------------------------------------------------------

Purchases by the U.S. Government and its agencies accounted for 6% of sales of products and services from Continuing Operations for the years 1993 through 1995. Sales to the utility segment accounted for 32% of sales of products and services from Continuing Operations during 1995, 36% in 1994, and 37% in 1993. No one customer made purchases totalling 10% or more of sales of products and services.

RESEARCH AND DEVELOPMENT FROM CONTINUING OPERATIONS (in millions)

YEAR ENDED DECEMBER 31                      1995       1994       1993
----------------------------------------------------------------------
Westinghouse-sponsored:
  Power Systems                             $ 40       $ 66       $ 59
  Other                                       14         22         31
Customer-sponsored:
  Power Systems                               66         47         52
  Other                                       46         52         50
----------------------------------------------------------------------
Total research and development
  expenditures                              $166       $187       $192
----------------------------------------------------------------------


NOTE 22: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Corporation using the best available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange or the value that ultimately will be realized by the Corporation upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," comparability of fair values among entities may not be meaningful. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS-
CONTINUING OPERATIONS (in millions)

AT DECEMBER 31                         1995                        1994
--------------------------------------------------------------------------------
                                     Estimated                   Estimated
                               Carrying        Fair        Carrying        Fair
                                 Amount       Value          Amount       Value
--------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents        $  213      $  213          $  329      $  329
Investments in marketable
  securities                         55          55               -           -
Noncurrent customer and
  other receivables                 172         161             115         102
LIABILITIES:
Short-term debt                     309         309             634         634
Current maturities of
  long-term debt                    330         330               7           7
Long-term debt                    7,226       7,239           1,865       1,701
OFF-BALANCE-SHEET FINANCIAL
  INSTRUMENTS-GAINS (LOSSES):
Interest rate swap agreements         -         (14)              -          (4)
Foreign currency exchange contracts   -           4               -          (6)
-------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS-
DISCONTINUED OPERATIONS (in millions)

AT DECEMBER 31                          1995                        1994
--------------------------------------------------------------------------------
                                      Estimated                   Estimated
                               Carrying        Fair        Carrying        Fair
                                 Amount       Value          Amount       Value
--------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents          $ 13        $ 13            $ 15        $ 15
Noncurrent customer and
  other receivables                  98          97             122         121
Portfolio investments:
  Real estate                        35          16             297         326
  Corporate                           1          (1)              9           1
LIABILITIES:
Short-term debt                      81          81             402         402
Current maturities of
  long-term debt                    265         341             240         238
Long-term debt                      157         164             589         660
OFF-BALANCE-SHEET FINANCIAL
  INSTRUMENTS-GAINS (LOSSES):
Interest rate and currency
  exchange agreements:
  Unrealized gains                    -          72               -          82
  Unrealized losses                   -           -               -          (5)
Financing commitments                 -           -               -           -
-------------------------------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of financial instruments for which it was practicable to estimate that value.

Cash and cash equivalents

The carrying amount for cash and cash equivalents approximates fair value.

Investments in marketable securities

The fair value of investments in marketable securities is based on quoted market prices.

Noncurrent customer and other receivables

The fair value of noncurrent customer and other receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the customers and other third parties.

Portfolio investments

At December 31, 1995 and 1994, the fair value of portfolio investments was determined using financial information prepared by independent third parties, discounted cash flow projections, financial statements for investee companies and letters of intent or other asset sale agreements.

Short-term debt

The carrying amount of the Corporation's borrowings under credit facilities and other arrangements approximate fair value.

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

QUARTERLY FINANCIAL INFORMATION (Unaudited, in millions except per share amounts)

                                        1995 Quarter Ended                  1994 Quarter Ended
------------------------------------------------------------------------------------------------------
                                 Dec. 31 Sept. 30 June 30 March 31   Dec. 31 Sept. 30 June 30 March 31
------------------------------------------------------------------------------------------------------
Sales of products and services   $ 2,093  $ 1,378 $ 1,531  $ 1,294   $ 1,752  $ 1,469 $ 1,475  $ 1,193
Gross profit                         639      382     443      352       562      374     398      278
Income (loss) from
  Continuing Operations              (78)      22      23      (11)     (118)      46      41       18
Income (loss) from
  Discontinued Operations             71      (74)     36       26        11       27      34       18
Net income (loss)                     (7)     (52)     59       15      (107)      73      75       36
Primary earnings (loss)
 per common share:
  Continuing Operations             (.18)     .03     .03     (.06)     (.33)     .08     .07      .02
  Discontinued Operations            .16     (.18)    .09      .07       .03      .07     .09      .05
  Earnings (loss) per
   common share                     (.02)    (.15)    .12      .01      (.30)     .15     .16      .07
Fully diluted earnings (loss)
 per common share:
  Continuing Operations             (.18)     .05    .03      (.06)     (.33)     .08     .07      .02
  Discontinued Operations            .16     (.17)   .09       .07       .03      .07     .09      .05
  Earnings (loss) per
   common share                     (.02)    (.12)   .12       .01      (.30)     .15     .16      .07
Dividends paid                       .05      .05    .05       .05       .05      .05     .05      .05
New York Stock Exchange
 market price per share:
  High                            17-7/8   15-1/2  16-3/8   16        14-5/8   14-3/8  13-1/4   15-1/4
  Low                             13-3/8   12-5/8  13-7/8   12-1/8    11-3/4   11-1/2  10-7/8   11-1/2
------------------------------------------------------------------------------------------------------

FIVE-YEAR SUMMARY

SELECTED FINANCIAL AND STATISTICAL DATA
(Unaudited, in millions except per share amounts)

                                                     1995              1994              1993             1992            1991
------------------------------------------------------------------------------------------------------------------------------
Sales of products and services             $        6,296    $        5,889    $        5,779    $       5,800    $      5,681
Other income and expenses, net                        149              (288)             (154)             (37)             (6)
Interest expense                                     (233)             (134)             (165)            (169)           (176)
Income (loss) from Continuing
  Operations before income taxes
   and minority interest                              (40)              (17)             (353)             275             193
Income taxes                                            7                13               116              (84)            (50)
Income (loss) from Continuing Operations              (44)              (13)             (246)             186             141
Income (loss) from Discontinued Operations             59                90               (24)          (1,242)         (1,227)
Cumulative effect of changes
 in accounting principles                               -                 -               (56)            (338)              -
Net income (loss)                                      15                77              (326)          (1,394)         (1,086)
------------------------------------------------------------------------------------------------------------------------------
Primary earnings (loss) per common share:
  Continuing Operations                    $         (.19)   $         (.16)   $         (.84)   $         .46    $        .45
  Discontinued Operations                             .14               .23              (.07)           (3.59)          (3.91)
  Cumulative effect of changes in
   accounting principles                                -                 -              (.16)            (.98)              -
  Earnings (loss) per common share                   (.05)              .07             (1.07)           (4.11)          (3.46)
Fully diluted earnings (loss)
 per common share:
  Continuing Operations                    $         (.10)   $         (.16)   $         (.84)   $         .46    $        .45
  Discontinued Operations                             .13               .23              (.07)           (3.59)          (3.91)
  Cumulative effect of changes in
   accounting principles                                -                 -              (.16)            (.98)              -
  Earnings (loss) per common share                    .03               .07             (1.07)           (4.11)          (3.46)
Dividends per common share                            .20               .20               .40              .72            1.40
------------------------------------------------------------------------------------------------------------------------------
Total assets-Continuing Operations         $       15,310    $        7,465    $        7,718    $       6,864    $      6,298
Total assets-Discontinued Operations                3,304             4,373             6,803           11,061          13,620
Total assets                                       18,614            11,838            14,521           17,925          19,918
Long-term debt-Continuing Operations                7,226             1,865             1,870            1,316           1,252
Long-term debt-Discontinued Operations                157               589               662            1,627           2,482
Total debt-Continuing Operations                    7,865             2,506             2,509            2,803           3,807
Total debt-Discontinued Operations                    503             1,231             3,841            7,130           7,349
Shareholders' equity                                1,508             1,815             1,062            2,235           3,748
------------------------------------------------------------------------------------------------------------------------------
Average common and common
 equivalent shares outstanding                410,137,941       383,736,249       352,901,670      346,103,408     313,984,242
Market price range per share               $17-7/8-12-1/8    $15-1/4-10-7/8    $17-1/8-12-3/4    $20-7/8-9-3/4    $  31-13-3/4
Market price at year end                           16-3/8            12-1/4            14-1/8           13-3/8              18
Common shareholders at year end                   125,962           125,376           125,806          127,559         120,833
Average number of employees                        77,813            84,399           103,063          109,050         113,664
------------------------------------------------------------------------------------------------------------------------------

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

                                      PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1) FINANCIAL STATEMENTS

  The financial statements required by this item are listed under Part II,
Item 8, which list is incorporated herein by reference.

(a)(2) FINANCIAL STATEMENT SCHEDULES

  The following financial statement schedule for Westinghouse Electric Corporation and the Report of Independent Accountants thereon are included in
Part IV of this report:

                                                                     PAGE
                                                                     ----
      Report of Independent Accountants on Financial
        Statement Schedules                                           63

      For the three years ended December 31, 1995:
      Schedule VIII -- Valuation and Qualifying Accounts              64

  Other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.


(A) EXHIBITS

     (3)   ARTICLES OF INCORPORATION AND BYLAWS

           (a)    The Restated Articles of the Company as amended to January 8,
                  1996.

           (b)    Amendments to Restated Articles

           (c)    The Bylaws of the Company, as amended to December 28, 1995.

           (d)    Amendments to Bylaws

     (4)   RIGHTS OF SECURITY HOLDERS

           Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve securities authorized thereunder exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.

           (a) Form of Senior Indenture, dated as of November 1, 1990, between the Company and Citibank, N.A. is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-41417.

           (b)  Rights Agreement is incorporated herein by reference to
                Exhibit 1 to Form 8-A filed with the Securities and Exchange Commission on January 9, 1996.

      (10)       MATERIAL CONTRACTS

                 (a*) The Annual Performance Plan is incorporated herein by reference to Exhibit 10(a) to Form 10-K/A for the year ended December 31, 1992.

                 (b*) The 1993 Long-Term Incentive Plan, as amended to February 28, 1996.

                 (c*) The 1984 Long-Term Incentive Plan, as amended to February 28, 1996.

                 (d*) The Westinghouse Executive Pension Plan, as amended, is incorporated herein by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1994.

                 (e*) The Deferred Compensation and Stock Plan for Directors, as amended, is incorporated herein by reference to Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 1995.

                 (f*)     The Advisory Director's Plan, as amended to April 26,
                          1989.

                 (g) The Director's Charitable Giving Program is incorporated herein by reference to Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.

                 (h*) The 1991 Long-Term Incentive Plan, as amended to February 28, 1996.

                 (i*)     Employment Agreement between the Company and Michael
                          H. Jordan is hereby incorporated by reference to
                          Exhibit 10 to the Company's Form 8-K, dated September 1, 1993.

                 (j*)     Employment Agreement between the Company and Fredric
                          G. Reynolds is incorporated herein by reference to
                          Exhibit 10(j) to Form 10-K for the year ended December 31, 1994.

                 (k) $7.5 billion Credit Agreement among Westinghouse Electric Corporation, the Lenders, Morgan Guaranty Trust Company of New York, and Chemical Bank, dated September 12, 1995, is incorporated herein by reference to Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1995.

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

    (12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

    (21)       Subsidiaries of the Registrant

    (23)       Consent of Independent Accountants

    (24)       Powers of Attorney and Extract of Resolution of Board of
               Directors

    (27)       Financial Data Schedule

(b)   REPORTS ON FORM 8-K:

      A Current Report on Form 8-K (Items 5 and 7) dated November 24, 1995 to report a press release announcing the completion of the acquisition of CBS Inc.

      A Current Report on Form 8-K (Items 5 and 7) dated December 29, 1995 to report a press release announcing the adoption of a shareholder rights plan.

      A Current Report on Form 8-K (Item 7) dated January 9, 1996 filing a Rights Agreement by and between Westinghouse Electric Corporation and First Chicago Trust Company of New York dated December 28, 1995.

      A Current Report on Form 8-K/A (Item 7) dated February 6, 1996, amending
      Item 7(b) of the Current Report on Form 8-K filed November 24, 1995.

      A Current Report on Form 8-K (Items 5 and 7) dated February 8, 1996, filing financial information for the redefined reporting segments of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Westinghouse Electric Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 12, 1996 appearing on page 30 of this Form 10-K of Westinghouse Electric Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
600 Grant Street
Pittsburgh, Pennsylvania 15219-9954
February 12, 1996

                                 SCHEDULE VIII

                         VALUATION AND QUALIFYING ACCOUNTS


                                                               DECEMBER 31
                                                     -------------------------------
                                                      1995         1994         1993
 (IN MILLIONS)                                        ----         ----         ----
Customer receivables from Continuing Operations --
  allowance for doubtful accounts:
    Balance at beginning of year....................  $ 52         $ 50        $ 44
    Charged to costs and expenses...................    13           11          11
    Charged to the allowance........................   (31)          (9)         (5)
    Other...........................................     5            -           -
                                                      ----         ----        ----
       Balance at end of year (a)...................  $ 39         $ 52        $ 50
                                                      ====         ====        ====
Deferred income taxes -- valuation allowance:
    Balance at beginning of year....................  $101         $ 90        $ 94
    Charged (credited) to costs and expenses........    (3)          11          (4)
                                                      ----         ----        ----
       Balance at end of year.......................  $ 98         $101        $ 90
                                                      ====         ====        ====

(a) At December 31, 1995, 1994 and 1993, all amounts were classified as current.

                                     SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1996.


                                    WESTINGHOUSE ELECTRIC CORPORATION


                                         /s/ FREDRIC G. REYNOLDS
                                   By:--------------------------------
                                           Fredric G. Reynolds
                                       Executive Vice President and
                                         Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature and Title
         -------------------

Frank C. Carlucci, Director
Robert E. Cawthorn, Director
Gary M. Clark, President and Director
George H. Conrades, Director
William H. Gray, III, Director
Michael H. Jordan, Chairman and
   Chief Executive Officer
   (principal executive officer) and
   Director
Dr. David K.P. Li, Director
David T. McLaughlin, Director
Richard M. Morrow, Director                    By:  /s/ FREDRIC G. REYNOLDS
Richard R. Pivirotto, Director                     -------------------------
Dr. Paula Stern, Director                               Fredric G. Reynolds
Fredric G. Reynolds, Executive Vice President           Attorney-In-Fact
   and Chief Financial Officer                          March 13, 1996
   (principal financial officer)
Robert D. Walter, Director


     Original powers of attorney authorizing Michael H. Jordan and Fredric G. Reynolds, individually, to sign this report on behalf of the listed directors and officers of the Company and a certified copy of a resolution of the Board of Directors of the Company authorizing each of said persons to sign on behalf of the Company have been filed with the Securities and Exchange Commission and are included as Exhibit 24 to this report.

                                 EXHIBITS INDEX

(3)   ARTICLES OF INCORPORATION AND BYLAWS

      (a)    The Restated Articles of the Company as amended to January 8, 1996.

      (b)    Amendments to Restated Articles

      (c)    The Bylaws of the Company, as amended to December 28, 1995.

      (d)    Amendments to Bylaws

(4)   RIGHTS OF SECURITY HOLDERS

      Except as set forth below, there are no instruments with respect to long-term debt of the Company that involve securities authorized thereunder exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.

     *(a) Form of Senior Indenture, dated as of November 1, 1990, between the Company and Citibank, N.A. is incorporated herein by reference to
           Exhibit 4.1 to the Company's Registration Statement No. 33-41417.

     *(b) Rights Agreement is incorporated herein by reference to Exhibit 1 to Form 8-A filed with the Securities and Exchange Commission on January 9, 1996.


(10)  MATERIAL CONTRACTS

     *(a)  The Annual Performance Plan is incorporated herein by reference to
           Exhibit 10(a) to Form 10-K/A for the year ended December 31, 1992.

      (b)  The 1993 Long-Term Incentive Plan, as amended to February 28, 1996.

      (c)  The 1984 Long-Term Incentive Plan, as amended to February 28, 1996.

     *(d) The Westinghouse Executive Pension Plan, as amended, is incorporated herein by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1994.

     *(e) The Deferred Compensation and Stock Plan for Directors, as amended, is incorporated herein by reference to Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 1995.

     *(f)  The Advisory Director's Plan, as amended to April 26, 1989.

     *(g) The Director's Charitable Giving Program is incorporated herein by reference to Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.

      (h)  The 1991 Long-Term Incentive Plan, as amended to February 28, 1996.

     *(i) Employment Agreement between the Company and Michael H. Jordan is hereby incorporated by reference to Exhibit 10 to the Company's Form 8-K, dated September 1, 1993.

     *(j) Employment Agreement between the Company and Fredric G. Reynolds is incorporated herein by reference to Exhibit 10(j) to Form 10-K for the year ended December 31, 1994.

     *(k) $7.5 billion Credit Agreement among Westinghouse Electric Corporation, the Lenders, Morgan Guaranty Trust Company of New York, and Chemical Bank, dated September 12, 1995, is incorporated herein by reference to Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1995.

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

*  Incorporated by reference