Form 10-Q
period 1996-03-31
WESTINGHOUSE ELECTRIC CORP
filed 1996-05-15
CIK 106413

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549-1004


                             FORM 10-Q


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  March 31, 1996
                                               --------------
                                       OR

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

        Common stock 418,824,407 shares outstanding at April 30, 1996
        -------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX
                       ---------------------------------

                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statement of Income               3

         Condensed Consolidated Balance Sheet                     4

         Condensed Consolidated Statement of Cash Flows           5

         Notes to the Condensed Consolidated
           Financial Statements                                6-15


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                     16-27


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                              28

         Item 6.  Exhibits and Reports on Form 8-K            29-30


SIGNATURE                                                        31

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
               (in millions except per share amounts) (unaudited)

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                  1996          1995
                                                  ----          ----
Sales of products and services                  $ 1,956       $ 1,202
Costs of products and services                   (1,515)         (862)
Restructuring, litigation and other
  matters (note 2)                                 (695)            -
Marketing, administration, and general
  expenses                                         (602)         (306)
                                                -------       -------
Operating profit (loss)                            (856)           34

Other income and expenses, net (note 4)            (146)           (2)
Interest expense                                   (146)          (48)
                                                -------       -------

Loss from Continuing Operations before
  income taxes and minority interest in
  income of consolidated subsidiaries            (1,148)          (16)
Income taxes                                        385             9
Minority interest in income of
  consolidated subsidiaries                          (1)           (2)
                                                -------        ------
Loss from Continuing Operations                    (764)           (9)

Discontinued Operations, net of income taxes
  (note 9):
  Income (loss) from Discontinued Operations        (10)           24

  Estimated net gain on disposal of
    Discontinued Operations                       1,018             -
                                                -------        ------
Income from Discontinued Operations               1,008            24

Extraordinary item:
  Loss on early extinguishment of debt
    (note 5)                                        (63)            -
                                                -------       -------
Net income                                      $   181       $    15
                                                =======       =======

Earnings (loss) per common share:
  Continuing Operations                         $ (1.74)      $ (0.05)
  Discontinued Operations                          2.29          0.06
  Extraordinary item                              (0.14)            -
                                                -------       -------
Earnings (loss) per common share                $  0.41       $  0.01
                                                =======       =======

Cash dividends per common share                 $  0.05       $  0.05
                                                =======       =======

          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (in millions)

                                                  March 31, 1996     December 31, 1995
ASSETS                                            --------------     -----------------
- ------                                             (unaudited)
  Cash and cash equivalents                          $    95            $   196
  Customer receivables                                 1,576              1,494
  Inventories (note 6)                                   758                852
  Uncompleted contracts costs over related billings      673                584
  Program rights                                         343                301
  Deferred income taxes                                  612                547
  Prepaid and other current assets                       296                261
                                                     -------            -------
  Total current assets                                 4,353              4,235
  Plant and equipment, net                             1,885              1,924
  Intangible and other noncurrent assets (note 7)      9,131              8,827
  Net assets of Discontinued Operations (note 9)           -              1,669
                                                     -------            -------
  Total assets                                       $15,369            $16,655
                                                     =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
  Revolving credit borrowings and
    other short-term debt                            $ 1,168            $   309
  Current maturities of long-term debt                   327                330
  Accounts payable                                       661                829
  Uncompleted contracts billings over related costs      343                322
  Other current liabilities (note 8)                   2,080              2,123
                                                     -------            -------
  Total current liabilities                            4,579              3,913
  Long-term debt                                       3,658              7,226
  Net liabilities of Discontinued Operations (note 9)    178                  -
  Other noncurrent liabilities (note 8)                5,075              3,997
                                                     -------            -------

  Total liabilities                                   13,490             15,136
                                                     -------            -------
  Contingent liabilities and commitments (note 10)
  Minority interest in equity of consolidated
    subsidiaries                                          10                 11

  Shareholders' equity (note 11):
  Preferred stock, $1.00 par value (25 million
    shares authorized):
     Series A preferred (no shares issued)                 -                  -
     Series C conversion preferred (4 million
      shares issued)                                       4                  4
  Common stock, $1.00 par value (630 million
    shares authorized, 426 million shares issued)        426                426
  Capital in excess of par value                       1,831              1,848
  Common stock held in treasury                         (661)              (720)
  Minimum pension liability adjustment                (1,050)            (1,220)
  Cumulative foreign currency translation
    adjustments                                          (11)               (11)
  Retained earnings                                    1,330              1,181
                                                     -------            -------
  Total shareholders' equity                           1,869              1,508
                                                     -------            -------
  Total liabilities and shareholders' equity         $15,369            $16,655
                                                     =======            =======

          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (in millions) (unaudited)


                                                     Three Months Ended March 31
                                                     ---------------------------
                                                          1996           1995
                                                          ----           ----
Cash used for operating activities
   of Continuing Operations                             $  (530)       $  (119)

Cash used for operating activities
  of Discontinued Operations                               (305)           (18)

Cash flows from investing activities:
  Business acquisitions                                     (75)           (22)
  Business divestitures                                   3,565              6
  Liquidation of assets of Discontinued Operations           22             97
  Capital expenditures                                      (33)           (38)
  Other                                                     (10)             -
                                                        -------        -------
Cash provided by investing activities                     3,469             43
                                                        -------        -------
Cash flows from financing activities:
  Bank revolver borrowings                                  988            175
  Bank revolver repayments                                  (57)          (117)
  Net change in other short-term debt                       (92)            12
  Repayments of long-term debt                           (3,570)            (2)
  Treasury stock reissued                                    42             17
  Dividends paid                                            (32)           (42)
  Debt issue costs                                           (8)            (2)
  Other                                                       -              2
                                                        -------        -------
Cash provided (used) by financing activities             (2,729)            43
                                                        -------        -------
Decrease in cash and cash equivalents                       (95)           (51)
Cash and cash equivalents at beginning of period            226            344
                                                        -------        -------
Cash and cash equivalents at end of period              $   131        $   293
                                                        =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid:
  Continuing Operations                                 $   105        $    37
  Discontinued Operations                                    17             32
                                                        -------        -------
Total interest paid                                     $   122        $    69
                                                        =======        =======
Income taxes paid                                       $    23        $    29
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

When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts pertaining to the three months ended March 31, 1996 and the year ended December 31, 1995 have been restated or reclassified for comparative purposes.

In March 1996, the Corporation adopted a plan to exit its environmental services line of business that was previously reported as part of the Government & Environmental Services business segment in Continuing Operations. As a result, financial information previously issued has been restated to give effect to the classification of the environmental services business as a Discontinued Operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). See note 9 to the financial statements. The Corporation previously classified as Discontinued Operations, WCI Communities, Inc. (WCI), The Knoll Group (Knoll), the defense and electronic systems business, the Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO), and the financial services business.

In the opinion of management, the Condensed Consolidated Financial Statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year.


2.  RESTRUCTURING AND OTHER ACTIONS

During the first quarter of 1996, the Corporation took several actions to streamline its businesses and reduce the future financial impact of certain matters. Certain of these actions resulted in the recognition of charges to operating profit. Costs for restructuring plans of $125 million are discussed below. A charge of $486 million was recognized for pending litigation matters, which are described in note 10. As discussed in note 3, impairment of $54 million was recognized based on a modification of the projected recoverability of certain long-lived assets. Other costs of $30 million recognized in the quarter generally relate to previously divested businesses.

During the first quarter of 1996, management approved new restructuring projects with costs totalling $125 million primarily for consolidation of facilities and the separation of employees.

A summary of the restructuring charges by business segment follows:

1996 RESTRUCTURING PROGRAM
(dollars in millions)(unaudited)

                              Employee    Separation    Other
                            Separations      Costs      Costs    Total Costs
                            -----------   ----------    -----    ----------
Broadcasting                    129        $   5        $  36      $  41
Power Systems                 1,145           44           27         71
Communication &
 Information Systems             24            2            -          2
Corporate & Other                 6            2            9         11
                              -----        -----        -----      -----
Total restructuring           1,304        $  53        $  72      $ 125
                              =====        =====        =====      =====


3.  IMPAIRMENT OF LONG-LIVED ASSETS

During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The adoption of SFAS No. 121 resulted in an impairment charge included in operating profit of $54 million.


4.  OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                   1996          1995
                                                   ----          ----
Net loss on disposition of assets                 $ (151)       $   (5)
Miscellaneous, net                                     5             3
                                                  ------        ------
Other income (expenses), net                      $ (146)       $   (2)
                                                  ======        ======

The net loss on disposition of assets for the three months ended March 31, 1996, includes a loss of $152 million resulting from a decision to sell certain miscellaneous non-strategic assets.

5.  EXTRAORDINARY ITEM

On March 1, 1996, the Corporation extinguished prior to maturity $3,565 million of debt under the $7.5 billion credit agreement. Term Loan I was repaid in full and $1,065 million of Term Loan II was repaid. As a result of the early extinguishment of debt and the writeoff of related debt issue costs, the Corporation incurred an extraordinary loss of $63 million, net of a tax benefit of $41 million.


6.  INVENTORIES (in millions)

                                               March 31, 1996    December 31, 1995
                                               --------------    -----------------
                                                (unaudited)
Raw materials                                     $    94              $    88
Work in process                                       471                  446
Finished goods                                        140                  122
                                                  -------              -------
                                                      705                  656
Long-term contracts in process                        802                1,002
Progress payments to subcontractors                    33                   21
Recoverable engineering and development costs          84                   60
Less:  Inventoried costs related to contracts
       with progress billing terms                   (866)                (887)
                                                  -------              -------
Inventories, net                                  $   758              $   852
                                                  =======              =======


7.  INTANGIBLE AND OTHER NONCURRENT ASSETS (in millions)

                                               March 31, 1996    December 31, 1995
                                               --------------    -----------------
                                                 (unaudited)
Deferred income taxes                             $ 1,264              $ 1,209
Goodwill                                            5,316                5,303
FCC licenses                                        1,262                1,242
Other intangible assets                               161                  162
Intangible pension asset                               54                   63
Deferred charges                                      246                  353
Joint ventures, affiliates, and other                  76                   70
Noncurrent receivables                                414                  172
Program rights                                        113                   21
Other                                                 225                  232
                                                  -------              -------
Total intangible and other noncurrent assets      $ 9,131              $ 8,827
                                                  =======              =======

8.  OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                               March 31, 1996    December 31, 1995
                                               --------------    -----------------
                                                 (unaudited)
Other current liabilities:
- -------------------------
Accrued employee compensation                     $   172              $   215
Income taxes currently payable                        184                  182
Liabilities for talent and program rights             413                  254
Accrued product warranty                               58                   58
Accrued taxes, interest, and insurance                249                  190
Accrued restructuring costs                           181                  153
Liability for asset dispositions                      169                   46
Accrued expenses                                      361                  690
Environmental liabilities                              38                   47
Other                                                 255                  288
                                                  -------              -------
Total other current liabilities                   $ 2,080              $ 2,123
                                                  =======              =======

Other noncurrent liabilities:
- ----------------------------
Postretirement and postemployment benefits        $ 1,307              $ 1,311
Pension liability                                   1,502                1,426
Accrued restructuring                                  75                    8
Liability for asset dispositions                       80                   19
Liabilities for talent and program rights              51                   47
Accrued expenses                                    1,196                  629
Environmental liabilities                             237                  238
Other                                                 627                  319
                                                  -------              -------
Total other noncurrent liabilities                $ 5,075              $ 3,997
                                                  =======              =======

9.  DISCONTINUED OPERATIONS

During the first quarter of 1996, the Corporation completed the sales of Knoll and its defense and electronic systems business. These sales resulted in a combined after-tax gain of $1.2 billion. The net proceeds from these transactions were used to repay a significant portion of the debt incurred to finance the acquisition of CBS, all of which was classified as debt of Continuing Operations.

In March 1996, the Corporation adopted a plan to exit its environmental services line of business included in its former Government & Environmental Services segment. The Corporation recorded an after-tax charge for the estimated loss on disposal of $146 million.

During the third quarter of 1995, the Corporation sold WCI and used the proceeds to repay debt of Discontinued Operations.

In November 1992, the Corporation announced a plan that included exiting Financial Services through the disposition of its $9 billion asset portfolios and selling DCBU and WESCO. The Corporation has since completed the sales of DCBU and WESCO and liquidated substantially all of Financial Services real estate and corporate portfolios. The liquidation of Financial Services leasing portfolio is expected to occur over a longer period of time in accordance with contractual terms.

The operating results for Discontinued Operations for the quarters ended March 31, 1996 and 1995 are grouped by measurement date as follows:


Discontinued Operation                           Measurement Date
- --------------------------------------------------------------------------------
Environmental Services                             March 1996
Defense and Electronic Systems                     December 1995
Knoll                                              December 1995
WCI                                                July 1995
Financial Services                                 November 1992


Operating results for a discontinued operation subsequent to its measurement date are recorded directly to the liability for estimated loss on disposal.


OPERATING RESULTS OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

For the three months ended March 31, 1996

                                               Measurement Date
                                         ---------------------------------------
                                         1996       1995       1992        Total
                                         ----       ----       ----        -----
Sales of products and services          $  56       $ 350     $   7       $ 413
Income (loss) before income taxes         (15)                              (15)
Income taxes                                5                                 5
Net income (loss)                         (10)                              (10)
Operating losses charged to liability
   for estimated loss on disposal                     (13)      (13)        (26)


For the three months ended March 31, 1995

                                               Measurement Date
                                         ---------------------------------------
                                         1996       1995       1992        Total
                                         ----       ----       ----        -----
Sales of products and services          $  78       $ 747     $   8       $ 833
Income (loss) before income taxes          (3)         47                    44
Income taxes                                1         (21)                  (20)
Net income (loss)                          (2)         26                    24
Operating losses charged to liability
   for estimated loss on disposal                               (18)        (18)

The assets and liabilities of Discontinued Operations have been separately classified on the consolidated balance sheet as net assets (liabilities) of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS

(in millions)                                 March 31, 1996    December 31,1995
                                              --------------    ----------------
                                                (unaudited)
ASSETS:
  Cash and cash equivalents                       $   36             $   30
  Receivables                                         39                448
  Inventories                                         10                283
  Portfolio investments                              895                901
  Deferred income taxes                                -                432
  Other assets                                       435              1,412
                                                  ------             ------
Total assets -- Discontinued Operations            1,415              3,506
                                                  ------             ------
LIABILITIES:
  Revolving credit facility borrowings               141                 81
  Current maturities of long-term debt               188                265
  Liability for estimated loss on disposal           720                212
  Long-term debt                                     155                157
  Other liabilities                                  320              1,122
  Deferred income taxes                               69                  -
                                                  ------             ------
Total liabilities -- Discontinued Operations       1,593              1,837
                                                  ------             ------
Net assets (liabilities) of
  Discontinued Operations                         $ (178)            $1,669
                                                  ======             ======


Portfolio investments by category of investment and financing at March 31, 1996 and December 31, 1995 are summarized in the following table:

PORTFOLIO INVESTMENTS

                                               At March 31, 1996  (unaudited)
(in millions)                             ---------------------------------------
                                                       Real Estate
                                          Leasing      & Corporate     Total
                                          -------      -----------     -----
Receivables                                $ 818        $   2         $ 820
Other portfolio investments                   45           30            75
                                           -----        -----         -----
Portfolio investments                      $ 863        $  32         $ 895
                                           =====        =====         =====

                                                   At December 31, 1995
                                          ---------------------------------------
                                                       Real Estate
                                          Leasing      & Corporate     Total
                                          -------      -----------     -----
Receivables                                $ 820        $   2         $ 822
Other portfolio investments                   45           34            79
                                           -----        -----         -----
Portfolio investments                      $ 865        $  36         $ 901
                                           =====        =====         =====

Other portfolio investments remaining at March 31, 1996 consist of real estate properties and investments in leasing partnerships.

The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms. Leasing receivables consist of direct financing and leveraged leases. At March 31, 1996 and December 31, 1995, 83% and 84%, respectively, related to aircraft and 17% and 16%, respectively, related to cogeneration facilities.

Other assets of Discontinued Operations include mortgage receivables and other notes or securities acquired or retained in divestiture transactions. These assets are generally expected to liquidate in accordance with their contractual terms.


10. CONTINGENT LIABILITIES AND COMMITMENTS


Litigation
- ----------
Steam Generators

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving nine litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. Two steam generator lawsuits remain.

The Corporation is also a party to five tolling agreements with utilities or utility plant owners' groups which have asserted steam generator claims. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussion.

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

Asbestos

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At March 31, 1996, the Corporation had approximately 89,000 claims outstanding against it. On May 2, 1996, 16,500 claims pending in the Multidistrict Litigation No. 875 in the United States District Court for the Eastern District of Pennsylvania were dismissed. Plaintiffs may appeal this dismissal.

In court actions which have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers which have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the steam generator claims, the securities class action and certain groupings of asbestos claims and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described above and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

Environmental Matters
- ---------------------

Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management has made estimates of the probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known. In addition, the Corporation and its outside consultants are in the process of reviewing the Corporation's environmental remediation strategies to determine the most effective way to satisfy these obligations. Although the results of this review are not yet available, it may result in a second quarter charge.

PRP Sites and Other Remedial Activities

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at 74 sites including 18 CBS sites. With regard to cleanup costs at these sites, in many cases the Corporation will share these costs with other responsible parties, and the Corporation believes that any liability incurred will be satisfied over a number of years. Management believes that the Corporation's total remaining probable cost for remedial actions of these sites as of March 31, 1996 is approximately $164 million, all of which has been accrued.

As part of the agreements for the sale of certain of its businesses or sites, the Corporation has assumed obligations for remediation of contamination that may exist at these sites, other Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) issues, and compliance matters. Management believes that the total cost for these obligations is approximately $21 million, all of which has been accrued. In addition, the Corporation has accrued for the estimated remediation costs associated with Discontinued Operations.

Bloomington Sites

The Corporation is a party to a 1985 Consent Decree relating to remediation of six sites in Bloomington, Indiana. In the Consent Decree, the Corporation agreed to construct and operate an incinerator, which would be permitted under federal and state law to burn excavated material. On February 8, 1994, the Consent Decree parties filed with the court a status report advising of the parties' intention to investigate alternatives. The Corporation believes it is probable that the Consent Decree will be modified to an alternative remedial action, which could include a combination of containment, treatment, remediation, and monitoring. The parties recognize that the Consent Decree remains in full force and effect during this process.

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

The Corporation has or will have responsibilities for environmental closure activities, such as dismantling incinerators or decommissioning nuclear licensed sites. The Corporation has estimated the total potential cost to be incurred for these actions to approximate $131 million, of which $29 million had been accrued at March 31, 1996. The Corporation's policy is to accrue these costs over the estimated life of the individual facilities, which in most cases is approximately 20 years. The annual costs currently being accrued are $6 million.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations.


Commitments -- Continuing Operations
- ------------------------------------

In the ordinary course of business, standby letters of credit are issued by commercial banks on behalf of the Corporation related to performance obligations primarily under contracts with customers.

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such properties for various periods ending no later than April 2002. As of March 31, 1996, the Corporation was committed to make payments of $3,416 million under such broadcasting contracts.


Commitments -- Discontinued Operations
- --------------------------------------

Financial Services commitments with off-balance-sheet credit risk represent financing commitments to provide funds, including loan or investment commitments, guarantees, standby letters of credit and standby commitments, generally in exchange for fees. The remaining commitments have fixed expiration dates from 1996 through 2002.

At March 31, 1996, Financial Services commitments, consisting of guarantees, credit enhancements, other standby agreements, and commitments to extend credit, totalled $43 million compared to $45 million at year-end 1995. Management expects the remaining commitments to expire unfunded or be funded with the resulting assets being sold shortly after funding.


11.  SHAREHOLDERS' EQUITY

As a result of the first quarter sale of the defense and electronic systems business and the buyer's assumption of certain pension obligations, the Corporation's unfunded accumulated benefit obligation was reduced by approximately $400 million. This decrease in the unfunded pension liability improved shareholders' equity by $170 million by reducing the amount of minimum pension liability required to be recognized.

In March 1994, the Corporation sold, in a private placement, 36,000,000 depositary shares (the $1.30 Depositary Shares) at $14.44 per share. Each of the $1.30 Depositary Shares represents ownership of one-tenth of a share of the Corporation's $1.00 par value Series C Conversion Preferred Stock (Series C Preferred). Each $1.30 Depositary Share will automatically convert into one share of common stock on June 1, 1997 unless called on May 30, 1997 by the Corporation or converted at any time prior to June 1, 1997 by the holder. In accordance with prevalent practice at the time of sale, these shares were treated as outstanding common stock for the calculation of earnings per share. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's earnings per share for the quarter ended March 31, 1996 would have been income of 42 cents compared to a loss of 3 cents for the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

During the first quarter of 1996, the Corporation completed the sales of its defense and electronic systems business and The Knoll Group (Knoll), its office furnishings unit, and recorded a combined after-tax gain of $1.2 billion. The cash proceeds from these divestitures, which totalled nearly $3.6 billion, were used to repay ahead of schedule a significant portion of the debt incurred to finance the CBS acquisition.

The Corporation also continued to streamline its businesses and reduce the future financial impact of legacies in the first quarter of 1996.

Management adopted a plan to exit its environmental services line of business resulting in the transfer of the environmental services businesses to Discontinued Operations and the recognition of a loss on disposal. The Corporation recognized costs associated with additional restructuring actions and outstanding litigation matters. The Corporation also recognized impairment of assets that will continue to be used in the business as well as certain assets that have been identified for sale, and modified its application of contract accounting principles. The special items included in the first quarter results are summarized below:

SPECIAL ITEMS INCLUDED IN RESULTS OF OPERATIONS
FIRST QUARTER 1996 (in millions except per share amounts) (unaudited)

                                           Pre-Tax      After-Tax     Per-Share
                                            Amount        Amount       Impact
                                           -------      ---------     ---------
Continuing Operations:
Operating Profit:
  Restructuring                            $ (125)
  Litigation matters                         (486)
  Impairment of assets                        (54)
  Contract accounting adjustments            (128)
  Other                                       (30)
                                           ------
    Total impact on operating profit         (823)        $(547)

Other income and expense:
  Loss on assets held for sale               (152)         (101)
                                           ------         -----
    Total impact on Continuing Operations    (975)         (648)        $(1.48)

Discontinued Operations:
Estimated loss on disposal of
  environmental services business                          (146)
Gain on disposal of the defense and
  electronic systems business and Knoll                   1,164
                                                          -----
    Net gain on disposal of businesses                    1,018           2.32

Extraordinary Item:
Loss on early extinguishment of debt                        (63)         (0.14)
                                                          -----          -----

Net amount of special items                               $ 307          $0.70
                                                          =====          =====

Net income for the first quarter of 1996 totalled $181 million, or $0.41 per share, compared to $15 million, or $0.01 per share, for the prior year quarter. Excluding the special items summarized above, the Corporation had a net loss of $126 million, or $0.29 per share, for the current quarter. The first quarter of 1995 did not include any special items. For Continuing Operations, the net loss was $116 million, or $0.26 per share, compared to a net loss of $9 million, or $0.05 per share, for the 1995 quarter.

Interest expense was $98 million higher in the first quarter of 1996 reflecting the cost of the debt that was incurred to finance the CBS acquisition. The repayment of a significant portion of that debt in March 1996 will favorably affect future interest expense. In addition, amortization of intangible assets acquired with CBS, principally FCC licenses and goodwill, totalled approximately $40 million for the 1996 quarter. The impact of the higher amortization will continue. Net of income taxes, these two factors contributed approximately $90 million to the earnings decline.

The Corporation's reported sales increased $754 million, or 63%, for the first quarter of 1996 compared to the 1995 first quarter. Excluding the effects of the CBS acquisition and the special one-time accounting adjustment at Power Generation, sales were flat. The improvements achieved by certain businesses, including Power Generation and Group W, were essentially offset by the loss of sales from miscellaneous businesses that were divested in 1995, including MICROS Systems, Inc. (MICROS).

Operating profits for most of the Corporation's major businesses were generally consistent with the prior-year results. However, reduced profitability for the Power Systems segment continued to reflect the difficult market conditions under which that business is operating.

Also, the Corporation's equity improved by $170 million during the quarter because of a reduction in the charge to shareholders' equity related to the Corporation's pension obligations. This improvement resulted from the assumption of certain pension liabilities by the buyer of the defense and electronic systems business.

RESULTS OF OPERATIONS

The following represents the segment results for the Corporation's Continuing Operations for the three months ended March 31, 1996 and 1995.


                              Segment Results ($ in millions)(unaudited)
                              ------------------------------------------
                                                                 Operating Profit
                                                                      (Loss)
                       Sales of Products    Operating Profit        Excluding
                          & Services             (Loss)          Special Charges
                       -----------------    ----------------     ----------------
Three Months Ended
   March 31            1996       1995       1996      1995       1996     1995
- ------------------     ----       ----       ----      ----       ----     ----
Broadcasting:
 Television          $  188     $   74     $   54    $   26     $   54   $   26
 Network                766          0          0         0          0        0
 Radio                  121         43         20         7         20        7
 Other Broadcasting      43         34        (72)        0        (31)       0
                     ------     ------     ------    ------     ------   ------
Total Broadcasting    1,118        151          2        33         43       33

Power Systems:
 Energy Systems         231        284        (26)        6         (5)       6
 Power Generation*      277        322       (225)      (31)       (42)     (31)
 Other Power Systems    (50)       (37)      (306)      (14)       (17)     (14)
                     ------     ------     ------    ------     ------   ------
Total Power Systems*    458        569       (557)      (39)       (64)     (39)

Thermo King             257        273         45        44         45       44

Government Operations    25         27         18        15         18       15

Communication &
  Information Systems    82         70        (42)        2         (1)       2

Corporate & Other        33        133       (322)      (21)       (74)     (21)

Intersegment sales      (17)       (21)         -         -          -        -
                     ------     ------     ------    ------     ------   ------

Total*               $1,956     $1,202     $ (856)   $   34     $  (33)  $   34
                     ======     ======     ======    ======     ======   ======

*First quarter 1996 sales were reduced by a $180 million one-time adjustment to previous accounting for certain long-term contracts.


Broadcasting

The first quarter 1996 results for Broadcasting include a full quarter of CBS financial data for the first time. Where appropriate, the discussion below provides a comparison of the actual first quarter 1996 results with the combined Group W and CBS actual first quarter 1995 results.

Reported revenues for the television group reflect the ownership of 15 television stations during the first quarter of 1996 compared to five stations during the same 1995 quarter. On a comparable basis, revenues for the stations declined slightly as a result of lower ratings and a weak advertising market. Operating profit on a comparable basis also declined reflecting the lower revenues although cost improvements at the stations were beginning to become evident. Operating profit for 1996 included a benefit related to the writedown of CBS program rights in purchase accounting, but that benefit was essentially offset by amortization of FCC licenses arising from the acquisition.

Network revenues, all of which were acquired with CBS, increased 9% for the first quarter of 1996 compared to the same period of 1995. The addition of college football bowl games and the timing of the NCAA Final Four Basketball Tournament were the primary driving factors. Operating profit increased slightly as the favorable effects of purchase accounting were essentially offset by increased costs for affiliate compensation, sports rights, and advertising. The first-quarter 1996 benefit from the writedown of program rights in purchase accounting totalled $57 million.

The reported results for the radio group included 39 radio stations for the 1996 period, including two Chicago stations acquired January 2, 1996, compared to 16 stations for the 1995 period. On a comparable basis, results for the radio group were strong. Revenues increased 8% while operating profit increased 25%, reflecting early benefits from the integration of the Group W and CBS stations. Amortization of FCC licenses totalled $3 million for the first quarter of 1996.

Other Broadcasting includes operating results for Group W Satellite Communications and Group W Productions, including MAXAM, a production company acquired in February 1996, costs for the Broadcasting group's headquarters, and amortization of all goodwill arising from the CBS acquisition. For the first quarter of 1996, Other Broadcasting also includes a $41 million restructuring charge for Group W's actions to obtain operational synergies between CBS and Group W. The cost of the CBS actions was recognized on the opening balance sheet at the date of the CBS acquisition. Revenues and operating profit for Group W Satellite Communications showed significant increases over the prior-year period due to certain services acquired from CBS coupled with improved advertising revenues. Results for production operations were consistent with the prior year. Goodwill amortization totalled $30 million for the first quarter of 1996.

For the entire Broadcasting group, earnings before interest, taxes, depreciation, and amortization (EBITDA) and excluding the restructuring charge totalled $110 million for the first quarter of 1996. On a combined basis, EBITDA for the 1995 period was $101 million. EBITDA differs from operating cash flows for the group primarily because it includes $62 million of benefits in the 1996 period from purchase accounting adjustments related to program rights, and it does not consider changes in assets and liabilities from period to period.

Power Systems

In Energy Systems, sales and operating profit for the first quarter of 1996 decreased compared to the same period in 1995 primarily in the fuel and service businesses due to a less favorable utility outage season. In 1996 the outage season began later than in 1995, causing a lower percentage of the work to occur in the first quarter. There are fewer outages this spring compared to last year, and the average work scope for outage services to be performed this year is smaller due to fewer major repair initiatives at power plants. The first quarter of 1996 also includes a $21 million restructuring charge primarily for employee separation costs.

Power Generation's orders declined nearly 16% in the first quarter of 1996 compared to the same period last year primarily as a result of large orders for China and Korea booked in the first quarter of 1995. In light of changing market conditions and pricing pressures in the Power Generation business, the business unit modified its application of contract accounting principles to reflect a more conservative approach. Had the new approach been applied previously, the effect on any individual quarter's results would not have been material. A one-time accounting adjustment was made to reduce sales by $180 million and operating profit by $128 million. Excluding this adjustment, sales increased $135 million or 42% in the first quarter of 1996 as increased project and new apparatus sales were partially offset by lower field service sales.

The business unit's operating loss, excluding the one-time accounting adjustment and a $50 million restructuring charge, which was primarily required due to the decision to close the Pensacola, Florida manufacturing facility, increased $9 million compared to last year as price compression on new apparatus continued to overshadow the higher margin field service business.

Operating loss for Other Power Systems for the first quarter of 1996 included a $289 million charge for litigation and other matters. The impact of discounts on goods and services resulting from prior steam generator settlements was consistent in both periods.

Thermo King

Orders and revenues for the first quarter of 1996 declined 8% and 6%, respectively, primarily due to decreased container volume. Operating profit, however, remained flat as a favorable sales mix and cost improvements offset the effects of the lower volume.

Government Operations

Sales for the first quarter of 1996 were essentially flat compared to the same period last year. Operating profit increased due to a bonus related to a cost saving program and the timing of fee billings at one of the Department of Energy facilities.

Communication & Information Systems

Increased sales in the residential security and wireless communications businesses accounted for the 17% sales growth in the first quarter of 1996 compared to the same period last year. Excluding a first quarter 1996 charge of $41 million for restructuring and asset impairment, operating profit declined slightly as additional strategic spending for sales branches offset the effects of the higher volume.

Corporate & Other

Revenues declined in the first quarter of 1996 compared to last year as non-strategic businesses, including MICROS, were sold in 1995. The operating loss for the quarter included $248 million of special charges for restructuring, litigation contingencies, and asset impairment. Corporate costs also include costs associated with obligations retained in certain recent divestitures.

RESTRUCTURING AND OTHER ACTIONS

In recent years, the Corporation has restructured many businesses and its corporate headquarters in an effort to reduce costs and remain competitive in its markets. Restructuring activities primarily involve the separation of employees, the closing of facilities, the termination of leases, and the exiting of product lines. Costs for restructuring activities are limited to incremental costs that directly result from the restructuring activities and that provide no future benefit to the Corporation.

During the first quarter of 1996, management approved new restructuring projects with costs totalling $125 million primarily for consolidation of facilities and the separation of employees. Cash expenditures, which are primarily tied to announced facility consolidations, are estimated to approximate $20 million for the remainder of 1996, $35 million for 1997, and $40 million for 1998.

A summary of the restructuring charges by business segment follows:


1996 RESTRUCTURING PROGRAM
(dollars in millions)(unaudited)

                           Employee    Separation    Other      Total
                         Separations      Costs      Costs      Costs
                         ----------    ----------    -----     --------
Broadcasting                 129        $   5        $ 36       $  41
Power Systems:
  Energy Systems             351           18           3          21
  Power Generation           794           26          24          50
Communication &
 Information Systems          24            2           -           2
Corporate & Other              6            2           9          11
                           -----        -----        ----       -----
Total restructuring        1,304        $  53        $ 72       $ 125
                           =====        =====        ====       =====

In addition to the reserve established in the first quarter of 1996, restructuring reserves were also established in each of the years 1993 through 1995. The following is a reconciliation of the restructuring liability for Continuing Operations:

RECONCILIATION OF RESTRUCTURING LIABILITY FOR CONTINUING OPERATIONS (in millions) (unaudited)

Balance at January 1, 1993              $  -
Provision for restructuring              244
Noncash expenditures                     (22)
                                        ----
Balance at December 31, 1993             222
                                        ----
Provision for restructuring               19
Cash expenditures                       (129)
Noncash expenditures                     (31)
                                        ----
Balance at December 31, 1994              81
                                        ----
Provision for restructuring               86
CBS acquisition plan                     100
Cash expenditures                       (101)
Noncash expenditures                      (5)
                                        ----
Balance at December 31, 1995             161
                                        ----
Provision for restructuring              125
Cash expenditures                        (30)
                                        ----
Balance at March 31, 1996               $256
                                        ====

The employee separations included in the plans for the years 1993 and 1994 are complete. Remaining costs under those plans of approximately $10 million represent 1996 cash expenditures for exit costs.

The employee separations included in the 1995 plan are 80% complete with the remainder of separations to occur during 1996. Remaining total costs under this plan of approximately $30 million represent cash expenditures, the majority of which will occur in 1996. Implementation of the CBS restructuring plan is expected to continue over the next two years.

Annualized savings from the 1993, 1994, and 1995 restructuring programs other than the CBS plan are estimated to total approximately $140 million; however, competitive pressures causing price compression in certain of the Corporation's markets have absorbed a significant portion of the savings achieved through restructuring actions. Annualized savings from the 1996 plan, which generally will not be realized in the near term, are estimated at $50 million.

The Corporation expects to continue to identify restructuring initiatives in an ongoing effort to reduce its overall cost structure and improve its competitiveness.

DISCONTINUED OPERATIONS

During the first quarter of 1996, the Corporation completed the sales of Knoll and its defense and electronic systems business in accordance with a December 1995 plan and recognized a combined after-tax gain of $1,164 million. The Corporation also adopted a new plan to exit its environmental services line of business and recorded a $146 million after-tax provision for the estimated loss on disposal of these businesses.

In November 1992, the Corporation announced a plan that included exiting the financial services business and selling both the Distribution and Control Business Unit (DCBU) and Westinghouse Electric Supply Company (WESCO). The portfolio investments of Financial Services have decreased from $8,967 million at year-end 1992, to $895 million at March 31, 1996, a decrease of $8,072 million. The remaining assets, consisting primarily of the leasing portfolio, are expected to liquidate through 2015 in accordance with contractual terms. The Corporation completed the sales of DCBU and WESCO in 1994. Under a July 1995 plan, the Corporation sold WCI Communities, Inc.
(WCI), its land development subsidiary, in 1995.

The liability for the estimated loss on the disposal of Discontinued Operations, totalling $720 million at March 31, 1996, represents amounts necessary to cover remaining costs and obligations associated with the 1992, 1995 and 1996 plans. Remaining costs include interest on debt, estimated credit losses on the portfolio investments of financial services, and future disposition costs and obligations relating to the environmental services businesses, Knoll, the defense and electronic systems business, DCBU and WESCO. These costs and related items include purchase price adjustments, transaction costs, insurance liabilities, and potential environmental remediation costs. Management believes that the total liability for the estimated loss on disposal of Discontinued Operations is adequate. Any variances from estimates which may occur for one component will be considered in conjunction with other components in determining whether an adjustment of the total liability is necessary. The adequacy of the liability is evaluated each quarter.

The Corporation believes that the debt of Discontinued Operations at March 31, 1996 is supportable by the assets of Discontinued Operations and can be repaid as the portfolio liquidates over its contractual terms.


OTHER INCOME AND EXPENSES

Other income and expenses netted to a loss of $146 million for the first quarter of 1996 compared to a loss of $2 million for the first quarter of 1995. During the first quarter of 1996, a comprehensive review was undertaken by the Corporation to identify for sale non-strategic assets. A charge of $152 million was recognized during the quarter for losses expected upon sale of those assets.

INTEREST EXPENSE

Interest expense for Continuing Operations for the first quarter of 1996 was $146 million compared to $48 million for the same period of 1995. The increase in interest expense is primarily a result of $5.4 billion of debt incurred for the acquisition of CBS in the fourth quarter of 1995. The Corporation repaid $3,565 million of this debt in the first quarter of 1996 through proceeds from the divestitures of Knoll and the defense and electronic systems business.
This decrease in debt was offset somewhat by additional borrowings to cover working capital requirements.


INCOME TAXES

The Corporation's effective income tax rate for the first three months of 1996 was a benefit of 34% compared to a benefit of 57% for the first three months of 1995 because of the amortization of non-deductible goodwill for CBS as well as the impact of certain special transactions in the first quarter of 1996. These rates can vary dramatically depending on the Corporation's income levels.

At March 31, 1996, the Corporation had recorded net deferred income tax benefits totalling $1,807 million compared to $2,188 million at December 31, 1995. As a result of these net deferred income tax benefits, cash payments for federal income taxes are minimal. Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.


LIQUIDITY AND CAPITAL RESOURCES

Overview

The Corporation manages its liquidity as a consolidated enterprise without regard to whether assets or debt are classified for balance sheet purposes as part of Continuing Operations or Discontinued Operations. As a result, the discussion below focuses on the Corporation's consolidated cash flows and capital structure.

Late in 1995, the Corporation acquired CBS for $5.4 billion and financed the entire purchase price with debt. In the first quarter of 1996, the Corporation completed the sales of Knoll and the defense and electronic systems business and repaid approximately 65% of the acquisition debt.

In an effort to improve liquidity, the Corporation has and will continue to monetize non-strategic assets. In March 1996, the Corporation adopted a plan to sell its environmental services businesses. The Corporation also completed a comprehensive review and identified additional non-strategic assets for sale. In total, sales of various non-strategic assets are expected to generate cash proceeds of $300 million to $500 million in 1996.

Operating activities of Continuing Operations required substantial cash outflows in the first quarter of 1996. Management is focusing significant attention on minimizing working capital requirements and improving cost structures.

Management expects that cash from Continuing Operations and availability under its $2.5 billion revolving credit facility will continue to be sufficient to meet future business needs. Other sources of liquidity generally available to the Corporation include cash and cash equivalents, proceeds from sales of non-strategic assets and borrowing from other sources, including funds from the capital markets.

Operating Activities

The following table provides a reconciliation of net income to cash provided by operating activities of Continuing Operations for the three months ended March 31, 1996 and 1995:

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
(in millions) (unaudited)

                                                    Three Months Ended March 31
                                                  ------------------------------
                                                       1996              1995
                                                       ----              ----
Net loss from Continuing Operations                  $ (764)           $   (9)
Adjustments to reconcile net loss from Continuing
  Operations to net cash provided by operating
  activities:
    Depreciation and amortization                       113                48
    Losses on asset dispositions                        151                 5
    Purchase accounting benefits                        (62)                -
    Noncash restructuring charges                        30                 -
    Other noncash provisions and accounting
      adjustments                                       286                 -
Changes in assets and liabilities, net of effects
  of acquisitions and divestitures of businesses:
    Receivables, current and noncurrent                 (51)               60
    Inventories                                         (34)               33
    Progress payments net of costs on
     uncompleted contracts                              (68)             (160)
    Accounts payable                                   (168)              (93)
    Deferred and current income taxes                  (129)              (77)
    Program rights                                       91                 -
    Other assets and liabilities                         75                74
                                                     ------            ------
Cash used for operating activities
  of Continuing Operations                           $ (530)           $ (119)
                                                     ======            ======

The operating activities of Continuing Operations used $530 million of cash during the first three months of 1996, an increase of $411 million from the amount used during the first quarter of 1995. Major factors contributing to the additional use of cash were higher interest payments, certain contractual prepayments for program rights, and higher required levels of working capital for the businesses.

Interest payments for Continuing Operations during the first quarter of 1996 were $105 million compared to $37 million during the first quarter of 1995. This increase in interest payments was primarily attributable to the higher debt associated with the CBS acquisition.

In the first quarter of 1996, the Broadcasting business segment, in its drive to improve CBS programming and ratings, successfully negotiated certain long-term contracts requiring the Corporation to make prepayments for future program rights and program development. However, these cash payments for program rights were more than offset by favorable payment terms on programming already aired.

Working capital requirements increased relative to the first quarter of 1995. Increases in both receivables and inventories totalled $85 million in the first three months of 1996 compared to the reduction in receivables and inventories in the first three months of 1995 of $93 million. The Corporation's investment in long-term contracts increased in the first quarter of 1996 by $68 million. In last year's first quarter, the investment in long-term contracts increased $160 million. In addition, a significant reduction in accounts payable was a major contributor to the higher working capital.

No cash contributions to the Corporation's pension plans were made during the first quarter of 1996 or 1995. The Corporation's contribution level for 1996 is expected to be $200 million to $250 million, which is consistent with the Corporation's goal to fully fund its qualified plans over the next several years.

The operating activities of Discontinued Operations used $305 million of cash during the first three months of 1996 and used $18 million of cash for the same period of 1995. The increase in the use of cash during 1996 primarily related to divestiture costs of Knoll and the defense and electronic systems business as well as cash used in the operations of these businesses.

Future cash requirements of Discontinued Operations will consist primarily of interest costs on debt, remaining costs associated with the completed divestitures, and operating and disposal costs associated with the Corporation's environmental services businesses.

Investing Activities

Investing activities provided $3.5 billion of cash during the first three months of 1996 compared to $43 million of cash provided during the same period of 1995. In the first three months of 1996, the Corporation completed the sales of Knoll and its defense and electronic systems business, generating $3,565 million of cash. Investing activities in the first quarter of 1996 included the purchase of two Chicago radio stations.

In the first quarter of 1995, the Corporation completed the sale of Aptus, Inc., an environmental services subsidiary. The majority of the proceeds for Aptus consisted of notes. Also, during the quarter, approximately $22 million was paid in connection with the 1994 acquisition of Norden Systems, which was divested in 1996 along with the defense and electronic systems business.

Liquidations of Financial Services portfolio investments generated $17 million in the first three months of 1996 compared to cash generated of $97 million for the same period of 1995. These liquidations are substantially complete except for leasing assets which will be liquidated in accordance with contractual terms. In addition, $5 million was generated from WCI mortgage maturities.

Capital expenditures were $33 million for the first three months of 1996, a decrease of $5 million from the same period of 1995. Capital spending in 1996 is expected to approximate the 1995 level.

Financing Activities

Cash used by financing activities during the first three months of 1996 totalled $2.7 billion compared to cash provided of $43 million during the same period of 1995. The increase in financing cash outflows was primarily attributable to the early extinguishment of $3,565 million of the term loans under the $7.5 billion credit agreement. Short-term borrowings increased $813 million compared to the same period of 1995. Total debt of the Corporation was $5.6 billion at March 31, 1996, a decrease of $2.8 billion from December 31, 1995.

Total borrowings under the Corporation's $2.5 billion revolving credit facility were $1,285 million at March 31, 1996 (see Revolving Credit Facilities). These borrowings carried a composite interest rate of 6.9% at March 31, 1996 and were based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

Dividends paid in the first quarter of 1996 included approximately $12 million for Series C preferred stock, with the remaining $20 million representing common stock dividends. Dividends paid in the same quarter last year included approximately $12 million for Series C preferred stock, $13 million for Series B preferred shares and approximately $17 million representing common stock dividends.

At March 31, 1996, the Corporation had a shelf registration statement for debt securities with an unused amount of $400 million.

Revolving Credit Facilities

In September 1995, the Corporation entered into three new bank facilities under a credit agreement with a total commitment level of $7.5 billion. These credit facilities included two term loans of $2.5 billion each. The first term loan was repaid prior to its maturity. The second term loan, of which approximately $1 billion was prepaid in March 1996, is payable in quarterly installments beginning in August 1998 through November 2002. This term loan is subject to certain mandatory prepayment provisions. Amounts repaid under both term loans may not be reborrowed. In addition to these term loans, the credit agreement includes a $2.5 billion revolving credit facility with a seven-year maturity.

The unused capacity under the revolving credit facility equalled $1,215 million as of March 31, 1996. Borrowing availability under the revolver is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on the incurrence of liens, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of these covenants become more restrictive over the term of the agreement. At March 31, 1996, the Corporation was in compliance with these covenants.

Hedging Activities

The Corporation has entered into interest rate exchange agreements to manage the interest rate risk associated with various debt instruments. No transactions were speculative or leveraged. Given their nature, these agreements have been accounted for as hedging transactions. The notional amount of interest rate exchange agreements outstanding at March 31, 1996 was $3,183 million, all of which was associated with long-term debt of Continuing Operations. The average remaining maturity of interest rate exchange agreements was 6 months at March 31, 1996.

The total notional amount outstanding at March 31, 1996 relates to interest rate exchange agreements with rate and maturity characteristics set forth in the table below:


CONTRACTUAL MATURITIES OF INTEREST RATE EXCHANGE AGREEMENTS
(in millions) (unaudited)

Three months ended March 31     Total      1996     1997     1998     1999     2000
                                -----      ----     ----     ----     ----     ----
Notional amount                 $3,183   $3,053    $   -    $  50    $  55    $  25
Wtd. avg. fixed rate paid         5.65%    5.51%       -     8.73%    8.86%    9.36%


Under the majority of the exchange agreements, the floating rate received is based on 30-day LIBOR for the relevant periods indicated in the agreements. This rate was 5.42% on March 31, 1996.

The Corporation's credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, the Corporation has selected high credit quality counterparties. As of March 31, 1996, the Corporation had no credit exposure under its interest rate exchange agreements.

For the three months ended March 31, 1996, outstanding interest rate exchange agreements resulted in a net increase in interest expense of Continuing Operations of approximately $1 million with a de minimus impact on the average borrowing rate.

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

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," the combined total sales for those operations were less than 0.5% of the Corporation's sales for the first three months of 1996.


OTHER MATTERS

Environmental Matters

Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. While it is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, technology and information available for individual sites, management has made estimates of the probable and reasonably possible remediation costs that could be incurred by the Corporation based on the facts and circumstances currently known. In addition, the Corporation and its outside consultants are in the process of reviewing the Corporation's environmental remediation strategies to determine the most effective way to satisfy these obligations. Although the results of the review are not yet available, it may result in a second quarter charge. See note 10 to the financial statements.

At March 31, 1996, the Corporation had accrued liabilities totalling $164 million for sites where it has been either named a potentially responsible party (PRP) or has other remedial responsibilities, $21 million for sites that have been divested and the Corporation has remedial or compliance obligations, $61 million for the Bloomington sites and $29 million for environmental closure activities at facilities where the Corporation has ongoing operations. Also, in conjunction with its Discontinued Operations, the Corporation has provided for remediation costs related to past operations of such sites.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations.

Legal Matters

The Corporation is defending a number of lawsuits on various matters. See note 10 to the financial statements. In the first quarter of 1996, the Corporation recognized $486 million of costs for potential settlements of outstanding litigation matters.

Since 1993, the Corporation has entered into agreements to resolve nine litigation claims in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. The future impact of these discounts on operating results will be incurred over the next 15 years with the greatest impact occurring during the next nine years.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the Corporation's pending cases and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced in note 10 and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

a) As previously reported, the Corporation was defending against a lawsuit filed in February 1993 in the United States District Court (USDC) for the Western District of Pennsylvania by Portland General Electric Company (Portland) relating to the Corporation's design, manufacture and installation of steam generators at the Trojan Nuclear Plant, an electric generating facility located in Ranier, Oregon. Also in February 1993, the Eugene Water & Electric Board (the Board), a 30% owner of the Trojan Nuclear Plant, filed a similar suit. On April 26, 1996, the Corporation and Portland reached an agreement resolving all claims asserted in this matter. The Corporation previously reached a settlement with the Board.

b) As previously reported, the Corporation was defending against a lawsuit filed in July 1993 in the USDC for the District of Minnesota by Northern States Power Company (NSP) based on the Corporation's supply of steam generators at NSP's Prairie Island Nuclear Plant. On April 23, 1996, Westinghouse and NSP reached an agreement resolving all claims asserted in this matter.

c) The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At March 31, 1996, the Corporation had approximately 89,000 claims outstanding against it. On May 2, 1996, 16,500 claims pending in the Multidistrict Litigation No. 875 in the USDC for the Eastern District of Pennsylvania were dismissed. Plaintiffs may appeal this dismissal. In court actions which have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers which have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims.

     A number of the asbestos-related cases pending against the Corporation, including those pending in Mississippi, Baltimore and West Virginia, are consolidated cases. In consolidated cases, the claims of a group of plaintiffs are tried together, and oftentimes limited findings with respect to common issues of fact and punitive damages are decided with respect to a representative grouping of plaintiffs and then applied to other individuals in the group. However, for the Corporation to be liable for damages to any particular claimant, that individual claimant must prove that he developed an asbestos-related disease, that he was exposed to a Westinghouse product, and that this exposure was a substantial factor in the development of the disease.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in each of the foregoing matters and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described in item
(c) above, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)  EXHIBITS

    (3) ARTICLES OF INCORPORATION AND BYLAWS

        (a) The Restated Articles of the Corporation as amended to January 8, 1996 are incorporated herein by reference to Exhibit 3(a) to Form 10-K for the year ended December 31, 1995.

        (b) The Bylaws of the Corporation, as amended to December 28, 1995, are incorporated herein by reference to Exhibit 3(c) to Form 10-K for the year ended December 31, 1995.

    (4) RIGHTS OF SECURITY HOLDERS

        (a) Except as set forth below, there are no instruments with respect to long-term debt of the Corporation that involve securities authorized thereunder exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries.

             (1) Form of Senior Indenture, dated as of November 1, 1990, between the Corporation and Citibank, N.A. is incorporated herein by reference to Exhibit 4.1 to the Corporation's Registration Statement No. 33-41417.

        (b) Rights Agreement is incorporated herein by reference to Exhibit 1 to Form 8-A filed with the Securities and Exchange Commission on January 9, 1996.

    (10) MATERIAL CONTRACTS

        (a*) The Annual Performance Plan is incorporated herein by reference to
             Exhibit 10(a) to Form 10-K/A for the year ended December 31, 1992.

        (b*) The 1993 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(b) to Form 10-K for the year ended December 31, 1995.

        (c*) The 1984 Long-Term Incentive Plan, as amended.

        (d*) The Westinghouse Executive Pension Plan, as amended, is incorporated herein by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1994.

        (e*) The Deferred Compensation and Stock Plan for Directors, as amended, is incorporated herein by reference to Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 1995.

        (f*) The Advisory Director's Plan, as amended, is incorporated herein by reference to Exhibit 10(k) to Form 10-K for the year ended December 31, 1989.

        (g) The Director's Charitable Giving Program is incorporated herein by reference to Exhibit 10(g) to Form 10-K for the year ended December 31, 1994.

        (h*) The 1991 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 1995.

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

        (l*) Employment Agreement between CBS Inc. and Peter Lund, dated as of
             November 28, 1995.


*  Identifies management contract or compensatory plan or arrangement.


    (11)    Computation of Per Share Earnings

    (12)(a) Computation of Ratio of Earnings to Fixed Charges

    (12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

    (27)    Financial Data Schedule


B)  REPORTS ON FORM 8-K:

    A Current Report on Form 8-K (Item 7) dated January 9, 1996, filing a Rights Agreement by and between Westinghouse Electric Corporation and First Chicago Trust Company of New York, dated December 28, 1995.

    A Current Report on Form 8-K/A (Item 7) dated February 6, 1996, amending
    Item 7(b) of the Current Report on Form 8-K filed November 24, 1995.

    A Current Report on Form 8-K (Items 5 and 7) dated February 8, 1996, filing financial information for the redefined reporting segments of the Corporation.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 1996.


                                      WESTINGHOUSE ELECTRIC CORPORATION


                                      /s/ Fredric G. Reynolds
                                      -----------------------------
                                      Executive Vice President and
                                      Chief Financial Officer