Form 10-Q
period 1996-06-30
WESTINGHOUSE ELECTRIC CORP
filed 1996-08-14
CIK 106413

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1996
                                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ----- to --------
                     Commission file number 1-977
                                            -----

                       WESTINGHOUSE ELECTRIC CORPORATION
    --------------------------------------------------------------------
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

        Common stock 420,803,641 shares outstanding at July 31, 1996

    ---------------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION

                                     INDEX
                       ---------------------------------


                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statement of Income                                   3

         Condensed Consolidated Balance Sheet                                         4

         Condensed Consolidated Statement of Cash Flows                               5

         Notes to the Condensed Consolidated
           Financial Statements                                                    6-13

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                         13-27

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                               27-28

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                                28-29

         Item 6.  Exhibits and Reports on Form 8-K                                29-31

SIGNATURE                                                                            32

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
               (in millions except per share amounts) (unaudited)

                                         Three Months Ended       Six Months Ended
                                              June 30                 June 30
                                         ------------------      ------------------
                                          1996        1995        1996         1995
                                          ----        ----        -----         ----
Sales of products and services           $ 2,224    $ 1,445      $ 4,180     $ 2,647
Costs of products and services            (1,442)    (1,014)      (2,957)     (1,876)
Restructuring, litigation and other
  matters (notes 2, 3, and 10)              (175)        (6)        (870)         (6)
Marketing, administration, and general
  expenses                                  (637)      (337)      (1,239)       (643)
                                         -------    -------      -------     -------
Operating profit (loss)                      (30)        88         (886)        122

Other income (expenses), net (note 4)          7          1         (139)         (1)
Interest expense                            (109)       (47)        (255)        (95)
                                          -------    -------      -------     -------

Income (loss) from Continuing Operations
  before income taxes and minority
  interest in income of consolidated
  subsidiaries                              (132)        42       (1,280)         26
Income tax benefit (expense)                  44        (14)         429          (5)
Minority interest in income of
  consolidated subsidiaries                   (1)        (3)          (2)         (5)
                                         -------    -------      -------     -------
Income (loss) from Continuing Operations     (89)        25         (853)         16
                                         -------    -------      -------     -------

Discontinued Operations, net of
  income taxes (note 9):
  Income (loss) from
    Discontinued Operations                    -         34          (10)         58

  Estimated net gain on disposal of
    Discontinued Operations                    -          -        1,018           -
                                         -------     ------      -------     -------
Income from Discontinued Operations            -         34        1,008          58

Extraordinary item:
  Loss on early extinguishment of debt
    (note 5)                                   -          -          (63)          -
                                         -------    -------      -------     -------
Net income (loss)                        $   (89)   $    59      $    92     $    74
                                         =======    =======      =======     =======

Earnings (loss) per common share:
  Continuing Operations                  $ (0.20)   $  0.03      $ (1.94)    $ (0.02)
  Discontinued Operations                      -       0.09         2.29        0.14
  Extraordinary item                           -          -        (0.14)          -
                                         -------    -------      -------     -------
Earnings (loss) per common share         $ (0.20)   $  0.12      $  0.21     $  0.12
                                         =======    =======      =======     =======

Cash dividends per common share          $  0.05    $  0.05      $  0.10     $  0.10
                                         =======    =======      =======     =======

           See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (in millions)

                                                 June 30, 1996     December 31, 1995
                                                 -------------     -----------------
ASSETS                                            (unaudited)
- ------
  Cash and cash equivalents                         $   157              $   196
  Customer receivables                                1,511                1,494
  Inventories (note 6)                                  811                  852
  Uncompleted contracts costs over related billings     699                  584
  Program rights                                        314                  301
  Deferred income taxes                                 656                  547
  Prepaid and other current assets                      251                  261
                                                     ------              -------
  Total current assets                                4,399                4,235
  Plant and equipment, net                            1,850                1,924
  Intangible and other noncurrent assets (note 7)     9,053                8,827
  Net assets of Discontinued Operations (note 9)          -                1,669
                                                    -------              -------
  Total assets                                      $15,302              $16,655
                                                    =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
  Revolving credit borrowings and
    other short-term debt                           $ 1,768              $   309
  Current maturities of long-term debt                   26                  330
  Accounts payable                                      582                  829
  Uncompleted contracts billings over related costs     383                  322
  Other current liabilities (note 8)                  2,036                2,123
                                                    -------              -------
  Total current liabilities                           4,795                3,913
  Long-term debt                                      3,649                7,226
  Net liabilities of Discontinued Operations
    (note 9)                                             64                    -
  Other noncurrent liabilities (note 8)               5,007                3,997
                                                    -------              -------
  Total liabilities                                  13,515               15,136
                                                    -------              -------
  Contingent liabilities and commitments (note 10)
  Minority interest in equity of consolidated
    subsidiaries                                         12                   11

  Shareholders' equity (note 11):
  Preferred stock, $1.00 par value (25 million
    shares authorized):
     Series A preferred (no shares issued)                -                    -
     Series C conversion preferred (4 million
      shares issued)                                      4                    4
  Common stock, $1.00 par value (630 million
    shares authorized, 426 million shares issued)       426                  426
  Capital in excess of par value                      1,820                1,848
  Common stock held in treasury                        (625)                (720)
  Minimum pension liability adjustment               (1,050)              (1,220)
  Cumulative foreign currency translation
    adjustments                                         (10)                 (11)
  Retained earnings                                   1,210                1,181
                                                    -------              -------
  Total shareholders' equity                          1,775                1,508
                                                    -------              -------
  Total liabilities and shareholders' equity        $15,302              $16,655
                                                    =======              =======

            See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (in millions) (unaudited)

                                                    Six Months Ended June 30
                                                    ------------------------
                                                       1996           1995
                                                       ----           ----
Cash used for operating activities
   of Continuing Operations                          $  (657)       $  (196)

Cash provided (used) for operating activities
  of Discontinued Operations                            (349)            56

Cash flows from investing activities:
  Business acquisitions                                 (101)           (37)
  Business divestitures                                3,570             65
  Liquidation of assets of Discontinued Operations        49            159
  Capital expenditures                                   (94)           (97)
  Liquidations of trust investments                        -            239
                                                     -------        -------
Cash provided by investing activities                  3,424            329
                                                     -------        -------
Cash flows from financing activities:
  Bank revolver borrowings                             4,689            508
  Bank revolver repayments                            (3,210)          (460)
  Net change in other short-term debt                   (371)           (16)
  Repayments of long-term debt                        (3,580)           (39)
  Treasury stock reissued                                 67             33
  Dividends paid                                         (63)           (84)
  Other                                                  (10)            (6)
                                                     -------        -------
Cash used for financing activities                    (2,478)           (64)
                                                     -------        -------
Increase (decrease) in cash and cash equivalents         (60)           125
Cash and cash equivalents at beginning of period         226            344
                                                     -------        -------
Cash and cash equivalents at end of period           $   166        $   469
                                                     =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid:
  Continuing Operations                              $   266        $    85
  Discontinued Operations                                 35             77
                                                     -------        -------
Total interest paid                                  $   301        $   162
                                                     =======        =======
Income taxes paid                                    $    64        $    47
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

When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. Certain amounts pertaining to the six months ended June 30, 1995 and the year ended December 31, 1995 have been restated or reclassified for comparative purposes. Reference also should be made to the Corporation's Current Report on Form 8-K dated May 2, 1996 containing certain restated financial information.

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

In the opinion of management, the Condensed Consolidated Financial Statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

2.  RESTRUCTURING, LITIGATION, AND OTHER MATTERS

During the second quarter of 1996, the Corporation completed a comprehensive review of its environmental remediation obligations and recorded a charge to operating profit of $175 million. See note 10.

During the first quarter of 1996, the Corporation took several actions to streamline its businesses and reduce the future financial impact of certain matters. Certain of these actions resulted in the recognition of charges to operating profit. Costs for new restructuring projects of $125 million were recognized primarily for consolidation of facilities and the separation of employees. A charge of $486 million was recognized for pending litigation matters. As discussed in note 3, impairment of $54 million was recognized based on a modification of the projected recoverability of certain long-lived assets. Other costs of $30 million recognized in the first quarter generally relate to previously divested businesses.

3.  IMPAIRMENT OF LONG-LIVED ASSETS

During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to their estimated fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     The adoption of SFAS No. 121 resulted in an impairment charge included in operating profit of $54 million.

4.  OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                          Three Months Ended                  Six Months Ended
                                                June 30                            June 30
                                          ------------------                  ----------------
                                            1996       1995                   1996        1995
                                            ----       ----                   ----        ----
Net gain (loss) on disposition of assets   $   1      $   -                   $ (150)    $   (5)
Miscellaneous, net                             6          1                       11          4
                                           -----      -----                   ------     ------
Other income (expenses), net               $   7      $   1                   $ (139)    $   (1)
                                           =====      =====                   ======     ======

The net loss on disposition of assets for the six months ended June 30, 1996, includes an estimated loss of $152 million resulting from a decision to sell certain miscellaneous non-strategic assets.

5.  EXTRAORDINARY ITEM

On March 1, 1996, the Corporation extinguished prior to its maturity $3,565 million of debt under the $7.5 billion credit agreement. Term Loan I was repaid in full and $1,065 million of Term Loan II was repaid. As a result of the early extinguishment of debt and the writeoff of related debt issue costs in the first quarter, the Corporation incurred an extraordinary loss of $63 million, net of a tax benefit of $41 million.

6.  INVENTORIES (in millions)

                                              June 30, 1996    December 31, 1995
                                              -------------    -----------------
                                                (unaudited)
Raw materials                                       $  94               $   88
Work in process                                       513                  446
Finished goods                                        132                  122
                                                    -----               ------
                                                      739                  656
Long-term contracts in process                        831                1,002
Progress payments to subcontractors                    49                   21
Recoverable engineering and development costs          85                   60
Less:  Inventoried costs related to contracts
       with progress billing terms                   (893)                (887)
                                                    -----               ------
Inventories, net                                    $ 811               $  852
                                                    =====               ======

7.  INTANGIBLE AND OTHER NONCURRENT ASSETS (in millions)

                                               June 30, 1996      December 31, 1995
                                               -------------      -----------------
                                                (unaudited)
Deferred income taxes                              $1,268               $1,209
Goodwill                                            5,251                5,303
FCC licenses                                        1,248                1,242
Other intangible assets                               159                  162
Intangible pension asset                               54                   63
Deferred charges                                      251                  353
Joint ventures and affiliates                          82                   70
Noncurrent receivables                                392                  172
Program rights                                        135                   21
Other                                                 213                  232
                                                   ------               ------
Total intangible and other noncurrent assets       $9,053               $8,827
                                                   ======               ======

8.  OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                              June 30, 1996    December 31, 1995*
                                              -------------    -----------------
                                                (unaudited)
Other current liabilities:
- -------------------------
Accrued employee compensation                      $  188            $  215
Income taxes currently payable                        148               182
Liabilities for talent and program rights             211               254
Accrued product warranty                               56                58
Accrued taxes, interest, and insurance                216               190
Accrued restructuring costs                           159               153
Liability for asset dispositions                      111                93
Accrued expenses                                      732               802
Environmental liabilities                              55                47
Other                                                 160               129
                                                   ------            ------
Total other current liabilities                    $2,036            $2,123
                                                   ======            ======

Other noncurrent liabilities:
- ----------------------------
Postretirement and postemployment benefits         $1,307            $1,311
Pension liability                                   1,563             1,426
Accrued restructuring                                  75                 8
Liability for asset dispositions                       99                19
Liabilities for talent and program rights              51                47
Accrued expenses                                      883               661
Environmental liabilities                             432               238
Other                                                 597               287
                                                   ------            ------
Total other noncurrent liabilities                 $5,007            $3,997
                                                   ======            ======

*Certain amounts have been reclassified for comparative purposes.

9.  DISCONTINUED OPERATIONS

During the first quarter of 1996, the Corporation completed the sales of both Knoll and the defense and electronic systems business. These sales resulted in a combined after-tax gain of $1.2 billion. The net proceeds from these transactions were used to repay a significant portion of the debt incurred to finance the acquisition of CBS, all of which was classified as debt of Continuing Operations.

In March 1996, the Corporation adopted a plan to exit its environmental services line of business included in its former Government & Environmental Services segment. The Corporation recorded an after-tax charge for the estimated loss on disposal of $146 million.

During the third quarter of 1995, the Corporation exited its land development business segment by selling WCI. The proceeds were used to repay debt of Discontinued Operations.

In November 1992, the Corporation announced a plan that included exiting Financial Services through the disposition of its $9 billion asset portfolios and selling DCBU and WESCO. The Corporation has since completed the sales of DCBU and WESCO and liquidated substantially all of Financial Services real estate and corporate portfolios. The liquidation of Financial Services leasing portfolio is expected to occur over a longer period of time in accordance with its contractual terms.

The operating results for Discontinued Operations for the six months ended June 30, 1996 and 1995 are grouped by measurement date as follows:

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

OPERATING RESULTS OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

For the six months ended June 30, 1996

                                                  Measurement Date
                                      ----------------------------------------
                                         1996        1995      1992       Total
                                         ----        ----      ----       -----
Sales of products and services          $ 114       $ 352     $  13       $ 479
Loss before income taxes                  (15)                              (15)
Income tax benefit                          5                                 5
Net loss prior to measurement date        (10)                              (10)

Operating losses after measurement date
 charged to liability for estimated
 loss on disposal                         (32)        (14)      (11)        (57)


For the six months ended June 30, 1995

                                                  Measurement Date
                                       ----------------------------------------
                                         1996        1995      1992       Total
                                         ----        ----      ----       -----
Sales of products and services          $ 146      $1,528     $  17      $1,691
Income (loss) before income taxes          (6)        108                   102
Income tax benefit (expense)                2         (46)                  (44)
Net income (loss) prior to measurement
 date                                      (4)         62                    58

Operating losses after measurement date
 charged to liability for estimated
 loss on disposal                                               (35)        (35)

The assets and liabilities of Discontinued Operations have been separately classified on the consolidated balance sheet as net assets (liabilities) of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS

(in millions)                                  June 30, 1996    December 31, 1995
                                               -------------    -----------------
                                                (unaudited)
ASSETS:
  Cash and cash equivalents                       $    9             $   30
  Receivables                                         46                448
  Inventories                                          9                283
  Portfolio investments                              887                901
  Other investments                                  184                212
  Other assets                                       237              1,200
  Deferred income taxes                                -                432
                                                  ------             ------
Total assets -- Discontinued Operations            1,372              3,506
                                                  ------             ------
LIABILITIES:
  Revolving credit facility borrowings               257                 81
  Current maturities of long-term debt                42                265
  Liability for estimated loss on disposal           660                212
  Long-term debt                                     154                157
  Other liabilities                                  306              1,122
  Deferred income taxes                               17                  -
                                                  ------             ------
Total liabilities -- Discontinued Operations       1,436              1,837
                                                  ------             ------
Net assets (liabilities) of
  Discontinued Operations                         $  (64)            $1,669
                                                  ======             ======


Portfolio investments consist primarily of receivables related to the leasing portfolio of Financial Services. Also included are real estate properties and investments in leasing partnerships.

The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms. Leasing receivables consist of direct financing and leveraged leases. At June 30, 1996 and December 31, 1995, 83% and 84%, respectively, related to aircraft and 17% and 16%, respectively, related to cogeneration facilities.

Other investments include mortgage receivables and other notes or securities acquired or retained in divestiture transactions. Other assets of Discontinued Operations relate primarily to the environmental services businesses, which are in the process of being divested.

10. CONTINGENT LIABILITIES AND COMMITMENTS

Litigation
- ----------
Steam Generators

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving nine litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. Two active steam generator lawsuits remain.

The Corporation is also a party to five tolling agreements with utilities or utility plant owners' groups which have asserted steam generator claims. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussion.

Securities Class Actions - Financial Services

The Corporation is defending derivative and class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation and certain of its former subsidiaries in connection with charges to earnings of $975 million in 1990 and $1,680 million in 1991 and a public offering of Westinghouse common stock in 1991. The court dismissed both the derivative claim and the class action claims in their entirety. These dismissals were appealed. In July 1996, the United States Court of Appeals for the Third Circuit (the Circuit Court) affirmed the court's dismissal of the derivative claim. In addition, the Circuit Court affirmed in part and reversed in part the class action claims. Those portions of the class action claims which were reversed have been remanded to the Western District of Pennsylvania for further proceedings.

Asbestos

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. On May 2, 1996, 15,000 claims pending in a multidistrict litigation in the Eastern District of Pennsylvania were dismissed. Plaintiffs may appeal this dismissal. At June 30, 1996, the Corporation has approximately 90,000 claims outstanding against it.

In court actions which have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims.

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

Environmental Matters
- ---------------------

Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations and technology, the adequacy of information available for individual sites, the extended time periods over which site remediation occurs, and the identification of new sites. The Corporation has, however, recognized an estimated liability, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Corporation recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at approximately 85 sites, including the sites located in Bloomington, Indiana. The Corporation believes that any liability incurred for cleanup at these sites will be satisfied over a number of years and, in many cases, the costs will be shared with other responsible parties. These sites include certain sites for which the Corporation, as part of an agreement for sale, has retained obligations for remediation of environmental contamination and for other Comprehensive Environmental Response Compensation and Liability Act (CERCLA) issues.

In the second quarter of 1996, the Corporation and its external consultants completed a study to evaluate the Corporation's environmental remediation strategies. Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, including Bloomington, the Corporation has an accrued liability of $487 million, including $175 million that was recognized in the second quarter of 1996. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $361 million for site investigation and remediation, and $126 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next 5 - 10 years. Expenditures for post closure and monitoring activities will be made over periods up to 30 years.

Commitments -- Continuing Operations
- ------------------------------------
In the ordinary course of business, standby letters of credit are issued by commercial banks on behalf of the Corporation related to performance obligations primarily under contracts with customers.

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such properties for various periods ending no later than April 2002. As of June 30, 1996, the Corporation was committed to make payments totalling $3,497 million under such broadcasting contracts.

Commitments -- Discontinued Operations
- --------------------------------------
Financial Services commitments with off-balance-sheet credit risk represent financing commitments to provide funds, including loan or investment commitments, guarantees, standby letters of credit and standby commitments, generally in exchange for fees. The remaining commitments have fixed expiration dates from 1996 through 2002. At June 30, 1996, commitments totalled $40 million compared to $45 million at year-end 1995. Management expects these commitments to expire unfunded or be funded with the resulting assets being sold shortly after funding.

11.  SHAREHOLDERS' EQUITY

As a result of the first quarter 1996 sale of the defense and electronic systems business and the buyer's assumption of certain pension obligations, the Corporation's unfunded accumulated benefit obligation was reduced by approximately $400 million. This decrease in the unfunded pension liability increased shareholders' equity by $170 million by reducing the amount of minimum pension liability required to be recognized.

The Corporation's Series C Conversion Preferred Stock will automatically convert into 36,000,000 shares of common stock on June 1, 1997 unless called on May 30, 1997 by the Corporation or converted at any time prior to June 1, 1997 by the holder. In accordance with prevalent practice at the time of sale, these shares were treated as outstanding common stock for the calculation of earnings per share. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's earnings per share for the three months and six months ended June 30, 1996 would have been a loss of 25 cents and income of 17 cents compared to income for the same periods last year of 10 cents and 7 cents.

On June 20, 1996, the Corporation announced a definitive merger agreement with Infinity Broadcasting Corporation (Infinity) under which Infinity shareholders will receive 1.71 shares of Westinghouse common stock in exchange for each share of Infinity stock. This transaction involves the issuance by the Corporation of approximately 205 million additional shares assuming the exercise of all existing Infinity options and warrants. The consummation of the merger is contingent on various approvals, including the Federal Communications Commission and certain shareholder actions of both Westinghouse and Infinity. Closing could occur as early as the end of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Progress continued in the Corporation's strategic redirection of its business portfolio. The continued strength of the radio group's performance reinforced the decision to focus on this core business as a growth vehicle. During the second quarter of 1996, the Corporation announced a definitive merger agreement with Infinity Broadcasting Corporation (Infinity). Following the acquisition of Infinity, the Corporation will have established the preeminent radio broadcasting group in the United States.

After concluding the previously disclosed review of its environmental remediation activities, the Corporation recognized a charge to operating profit of $175 million, or $0.26 per share.

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

The Corporation further streamlined its businesses and reduced the future financial impact of legacies in the first quarter of 1996. Management adopted a plan to exit its environmental services line of business resulting in the transfer of the environmental services businesses to Discontinued Operations and the recognition of an estimated loss on disposal. The Corporation recognized costs associated with additional restructuring actions and outstanding litigation matters. The Corporation also recognized impairment of assets that will continue to be used in the business as well as certain assets that have been identified for sale, and modified its application of contract accounting principles. The special items included in the Corporation's results for the first six months of 1996 are summarized below:

SPECIAL ITEMS INCLUDED IN RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 (in millions except per share amounts)
(unaudited)

                                           Pre-Tax      After-Tax     Per-Share
                                            Amount        Amount       Impact
                                           -------      ---------     ---------
Continuing Operations:
Operating Profit:
  Restructuring                            $ (125)
  Litigation matters                         (486)
  Impairment of assets                        (54)
  Environmental remediation activities       (175)
  Contract accounting adjustments            (128)
  Other                                       (30)
                                           ------
    Total impact on operating profit         (998)        $(663)

Other income and expense:
  Loss on assets held for sale               (152)         (101)
                                           ------         -----
    Total impact on Continuing Operations  (1,150)         (764)        $(1.74)

Discontinued Operations:
Estimated loss on disposal of
  environmental services business                          (146)
Gain on disposal of the defense and
  electronic systems business and Knoll                   1,164
                                                          -----
    Net gain on disposal of businesses                    1,018           2.32

Extraordinary Item:
Loss on early extinguishment of debt                        (63)         (0.14)
                                                          -----          -----
Net amount of special items                               $ 191          $0.44
                                                          =====          =====


Net income for the second quarter of 1996 was a loss of $89 million, or $0.20 per share, compared to income of $59 million, or $0.12 per share for the 1995 second quarter. Income from Continuing Operations for the 1996 second quarter was a loss of $89 million, or $0.20 per share, compared to income of $25 million or $0.03 per share in the 1995 second quarter. Excluding the special items, Income from Continuing Operations was $27 million, or $0.06 per share, compared to $29 million, or $0.04 per share for the 1995 second quarter. Amounts for 1995 were adjusted for a $6 million restructuring charge ($4 million after tax or $0.01 per share).

Net income for the six months ended June 30, 1996 was $92 million, or $0.21 per share, compared to $74 million, or $0.12 per share for the 1995 period. Continuing Operations reported a loss of $853 million for the first six months of 1996, compared to income of $16 million for the 1995 period. Excluding special items, Continuing Operations' loss was $89 million, compared to income of $20 million for the first six months of 1996 and 1995. On a per share basis, excluding special items, Continuing Operations reported a loss of $0.20 per share compared to a loss of $0.01 per share for the same period last year. The calculation of the per share amounts for the 1995 period includes a reduction for dividends on the Series B Preferred stock, which converted to common stock on September 1, 1995.

Interest expense was significantly higher in the 1996 periods reflecting the cost of the debt that was incurred to finance the CBS acquisition, although the repayment of a significant portion of that debt in March 1996 reduced the magnitude of the increase in interest costs. In addition, higher amortization of intangible assets, principally FCC licenses and goodwill acquired with CBS, have and will continue to impact earnings.

RECENT DEVELOPMENTS

On June 20, 1996, the Corporation announced a definitive merger agreement with Infinity under which Infinity shareholders will receive 1.71 shares of Westinghouse common stock in exchange for each share of Infinity stock. This transaction involves the issuance by the Corporation of approximately 205 million additional shares assuming the exercise of all existing Infinity options and warrants. The consummation of the merger is contingent on various approvals, including the Federal Communications Commission and certain shareholder actions of both Westinghouse and Infinity. Closing could occur as early as the end of 1996.

In light of the Corporation's dramatic portfolio shift in the past year, the Corporation recently announced that it is considering actions to separate its broadcasting and industrial businesses. The Corporation expects to conclude its assessment of the legal, financial, tax and human resources issues and announce its strategy in the fourth quarter of 1996.

The Corporation expects that the 1996 third quarter results compared to the second quarter will be down due to anticipated weakness at the CBS Network reflecting the costs of covering the presidential conventions and lower ratings and pricing due to competition from the Olympics broadcast. In addition, softness in the demand for outage services in Energy Systems is expected to continue and adversely affect profitability.

   RESULTS OF OPERATIONS

   The following represents the segment results for the Corporation's Continuing Operations for the three months and six months ended June 30, 1996 and 1995.

                   Segment Results ($ in millions)(unaudited)
                   ------------------------------------------

                                                                 Operating Profit
                                                                      (Loss)
                       Sales of Products    Operating Profit        Excluding
                          & Services             (Loss)          Special Charges
                       -----------------    ----------------     ----------------
   Three Months Ended
        June 30            1996       1995       1996      1995       1996     1995
   ------------------      ----       ----       ----      ----       ----     ----
   Broadcasting:
    Television           $  226     $   90     $   90    $   42     $   90   $   42
    Network                 681          0         87         0         87        0
    Radio                   145         50         47        16         47       16
    Other Broadcasting       48         43        (32)        5        (32)       5
                         ------     ------     ------    ------     ------   ------
   Total Broadcasting     1,100        183        192        63        192       63

   Power Systems:
    Energy Systems          304        332          2        27         13       33
    Power Generation        465        440        (20)      (13)       (20)     (13)
    Other Power Systems     (37)       (28)       (17)      (17)       (17)     (17)
                         ------     ------     ------    ------     ------   ------
   Total Power Systems      732        744        (35)       (3)       (24)       3

   Thermo King              265        284         46        47         46       47

   Government Operations     26         34         13        19         13       19

   Communication &
     Information Systems     86         81          0        (1)         0       (1)

   Corporate & Other         34        139       (246)      (37)       (82)     (37)

   Intersegment sales       (19)       (20)         -         -          -        -
                         ------     ------     ------    ------     ------   ------
   Total                 $2,224     $1,445     $  (30)   $   88     $  145   $   94
                         ======     ======     ======    ======     ======   ======

                   Segment Results ($ in millions)(unaudited)
                   ------------------------------------------

                                                                 Operating Profit
                                                                      (Loss)
                       Sales of Products    Operating Profit        Excluding
                          & Services             (Loss)          Special Charges
                       -----------------    ----------------     ----------------
   Six Months Ended
      June 30             1996       1995       1996      1995       1996     1995
   ----------------       ----       ----       ----      ----       ----     ----
   Broadcasting:
    Television          $  414     $  164     $  144    $   68     $  144   $   68
    Network              1,447          0         87         0         87        0
    Radio                  266         93         67        23         67       23
    Other Broadcasting      91         77       (104)        5        (63)       5
                        ------     ------     ------    ------     ------   ------
   Total Broadcasting    2,218        334        194        96        235       96

   Power Systems:
    Energy Systems         535        616        (24)       33          8       39
    Power Generation*      742        762       (245)      (44)       (62)     (44)
    Other Power Systems    (87)       (65)      (323)      (31)       (34)     (31)
                        ------     ------     ------    ------     ------   ------
   Total Power Systems*  1,190      1,313       (592)      (42)       (88)     (36)

   Thermo King             522        557         91        91         91       91

   Government Operations    51         61         31        34         31       34

   Communication &
     Information Systems   168        151        (42)        1         (1)       1

   Corporate & Other        67        272       (568)      (58)      (156)     (58)

   Intersegment sales      (36)       (41)         -         -          -        -
                        ------     ------     ------    ------     ------   ------
   Total*               $4,180     $2,647     $ (886)   $  122     $  112   $  128
                        ======     ======     ======    ======     ======   ======


   *First quarter 1996 sales were reduced by a $180 million one-time adjustment to previous accounting for certain long-term contracts.

   The Corporation's reported sales increased $779 million, or 54%, for the second quarter of 1996 compared to the 1995 second quarter and $1,533 million, or 58% for the first six months of 1996 compared to the same period of 1995. Excluding the effects of the CBS acquisition and the special one-time accounting adjustment at Power Generation, sales were down slightly for the quarter and flat for the six month period. The improvements achieved by certain businesses, including Power Generation and Broadcasting, were essentially offset by the loss of sales from Energy Systems, Thermo King, and certain miscellaneous businesses that were divested in 1995, including MICROS Systems, Inc. (MICROS).

   Generally, operating profits for many of the Corporation's major businesses were consistent with the prior-year results. The radio group of the Broadcasting segment reported very strong results for the second quarter and first six months of 1996 with operating profit up significantly over the 1995 periods. However, reduced profitability for the Power Systems segment for the quarter and six months continued to reflect the difficult market conditions under which these businesses are operating. The Corporation's continuing pension obligation for retired individuals who were part of the defense and electronic systems business sold in March 1996 contributed, in part, to the decrease in operating profit for the quarter and six months.

Broadcasting

Due to the acquisition of CBS in November 1995, the results for Broadcasting for the second quarter and first six months of 1996 include CBS financial data, while the 1995 periods do not. Where appropriate, the discussion below provides a comparison of the actual results for the second quarter and first six months of 1996 with the combined Group W and CBS actual results for the second quarter and first six months of 1995.

Reported revenues for the television group reflect the ownership of 15 television stations during the second quarter and first six months of 1996 compared to five stations during the same periods last year. On a comparable basis, revenues for the stations fell slightly due to lower network ratings and affiliation changes at certain stations. Operating profit on a comparable basis also declined reflecting the lower revenues and affiliation changes, although cost improvements at the stations helped lessen the impact. On July 1, 1996, WPRI, the Providence, Rhode Island, television station acquired with CBS was sold. No gain or loss will be reported on this sale.

The network, which was acquired with CBS, experienced increased revenues of 3% and 6%, respectively, for the second quarter and first six months of 1996 compared to the same periods last year. Higher prices, increased syndication revenues and the addition of college football were the primary driving factors. Operating profit also increased as the favorable effects of higher prices and increased syndication revenues offset lower ratings and increased programming and affiliate compensation costs.

The reported results for the radio group included 39 radio stations for the 1996 periods, including two Chicago radio stations acquired January 2, 1996, compared to 16 stations for the 1995 periods. On a comparable basis, revenues grew approximately 10% for the second quarter and first six months of 1996 compared to last year. Operating profit increased 47% and 40% for the same periods on the higher revenues and benefits from cost reductions.

Other Broadcasting includes operating results for Group W Satellite Communications (GWSC) and Eyemark Entertainment, costs for the Broadcasting group's headquarters, and amortization of all goodwill arising from the CBS acquisition. Eyemark combines the activities of Group W Productions, and Maxam, a production company acquired in February 1996. For the first quarter of 1996, Other Broadcasting also included a $41 million restructuring charge for Group W's actions to obtain operational synergies between CBS and Group W. The cost of the CBS actions was recognized on the CBS opening balance sheet at the date of the acquisition. Revenues and operating profit for GWSC showed strong increases over the prior-year periods due to certain cable channel and network services acquired from CBS coupled with improved advertising revenues and delayed marketing expenditures. Results for production operations were down compared to the prior year due to absorbing the MAXAM operations. Goodwill amortization totalled $30 million for the second quarter and $60 million for the first six months of 1996.

For the entire Broadcasting group, earnings before interest, taxes, depreciation, and amortization (EBITDA) and excluding the restructuring charge totalled $267 million for the second quarter of 1996 and $377 million for the first six months of 1996. On a combined basis, EBITDA for the 1995 periods was $209 million and $310 million. EBITDA differs from operating cash flows for the group primarily because it does not consider certain changes in assets and liabilities from period to period and it includes reversal of reserves of $42 million and $104 million for the second quarter and first six months of 1996 arising from purchase accounting adjustments related to program rights.

Power Systems

Power Systems includes results for the Energy Systems and Power Generation business units.

Energy Systems sales and operating profit decreased for the second quarter and first six months of 1996 compared to the same periods last year. Sales decreased $28 million in the second quarter and $81 million for the first six months of 1996, primarily due to reduced outage work as well as a reduced scope of outage


                                      -18
services for utility customers. The reduced scope of outage services to be performed this year generally results from fewer major repair initiatives at power plants.

Included in operating profit for the second quarter of 1996 is a charge of $11 million for environmental remediation activities. As a result of ongoing efforts to reduce costs, a restructuring charge of $21 million was recognized in the first quarter of 1996. A restructuring charge of $6 million was recorded in the second quarter of 1995. Excluding these special items, operating profit for the second quarter and first six months of 1996 decreased $20 million and $31 million, respectively, compared to the same periods last year, primarily as a result of the lower revenues.

Power Generation's orders for the second quarter and first six months of 1996 increased $341 million and $250 million compared to the prior-year periods reflecting major international orders. Sales increased $25 million compared to the second quarter of 1995 as a result of revenues from previous orders for new apparatus and major projects. The operating loss increased by $7 million, however, as the lower margins from new apparatus business replaced higher margins from the operating plant and service business.

In light of changing market conditions and pricing pressures in the Power Generation business, the business unit modified its application of contract accounting principles to reflect a more conservative approach. Accordingly, during the first quarter of 1996, a one-time accounting adjustment was made to reduce sales by $180 million and operating profit by $128 million. Application of the new approach is not expected to have a material effect on any individual quarter's results. Also during the first quarter, a $50 million restructuring charge, required primarily as a result of a decision to close the Pensacola, Florida manufacturing facility, was recognized. Excluding these special items, during the first six months of 1996 sales increased $160 million and the operating loss increased $18 million compared to the prior year. The favorable impact of the higher revenues was more than offset by erosion of product margins and mix.

The operating loss for the second quarter of 1996 for Other Power Systems, which primarily reflects discounts on prior litigation settlements, was flat compared to the second quarter of 1995. A $289 million charge for litigation and other matters was recognized in the first quarter of 1996. Excluding this charge, the operating loss for the first six months of 1996 was consistent with the same period of 1995.

Thermo King

Orders and revenues for the second quarter and first six months of 1996 declined compared to the same periods in 1995 primarily as a result of a slowdown in the United States truck and trailer market and reduced container volume. Operating profit for the same periods remained flat, however, as higher margins on service parts sales, factory productivity improvements, and other product cost improvements mitigated the effects of the lower volume.

Government Operations

Sales for the second quarter and first six months of 1996 decreased compared to the same periods of 1995 primarily due to the loss of a Navy contract in late 1995. Operating profit declined for the same periods resulting from the lower revenues, timing of fees from performance based indicators, increased bid and proposal cost, and sales mix for the radioactive waste container business.

On August 6, 1996, the Corporation announced that a Westinghouse-led team had been awarded a five-year contract for managing the Department of Energy's (DOE) Savannah River Site. Also, on August 6, 1996, the DOE announced the award of the former Westinghouse Hanford contract to Fluor Daniel Hanford, Inc. The result of these two actions is not expected to impact operating profit for 1996, although the loss of the Hanford contract will unfavorably affect future profits.

Communication & Information Systems

Sales increased 6% and 11% for the second quarter and first six months of 1996 compared to the same periods last year due primarily to increased revenues in the residential security and wireless communications business. Operating profit, excluding a first quarter 1996 charge of $41 million for restructuring and asset impairment, was flat for the quarter and the first six months compared to last year as additional strategic spending for sales branches, primarily residential security, offset the higher volume.

Corporate & Other

Revenues declined in the second quarter and first six months of 1996 compared to last year as non-strategic businesses, including MICROS, were sold in the second half of 1995. The operating loss for the second quarter of 1996 included a $164 million charge for environmental remediation obligations related primarily to businesses previously divested. The operating loss for the first quarter of 1996 included $248 million of special charges for restructuring, litigation contingencies, and asset impairment. Corporate costs also include costs associated with retiree pension obligations retained in certain recent divestitures.

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

During the first quarter of 1996, management approved new restructuring projects with costs totalling $125 million primarily for consolidation of facilities and the separation of employees. As of June 30, 1996, $9 million had been expended on the 1996 programs, $5 million of which is cash. Cash expenditures, which are primarily tied to announced facility consolidations, are estimated to approximate $25 million for the remainder of 1996, $44 million for 1997, and $32 million for 1998 and beyond.

In addition to the reserve established in the first quarter of 1996, restructuring reserves were also established in each of the years 1993 through 1995. The employee separations included in the plans for the years 1993 and 1994 are complete. Remaining costs under those plans of approximately $9 million represent 1996 cash expenditures for exit costs. The employee separations included in the 1995 plan are 85% complete with the remainder of separations to occur during 1996. Remaining total costs under this plan of approximately $17 million represent cash expenditures, the majority of which will occur in 1996. Implementation of the CBS restructuring plan is expected to continue over the next two years.

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

The Corporation expects to continue to identify restructuring initiatives at its business units and its Corporate headquarters in an ongoing effort to reduce its overall cost structure and improve competitiveness.

DISCONTINUED OPERATIONS

The reshaping of the Corporation's portfolio of businesses has resulted in a number of disposals of business segments in recent years. In November 1992, the Corporation announced a plan that included exiting the financial services business and selling both the Distribution and Control Business Unit (DCBU) and Westinghouse Electric Supply Company (WESCO). The portfolio investments of Financial Services have decreased from $8,967 million at year-end 1992, to $887 million at June 30, 1996, a decrease of $8,080 million. The remaining assets, consisting primarily of the leasing portfolio, are expected to liquidate through 2015 in accordance with their contractual terms. The Corporation completed the sales of DCBU and WESCO in 1994. Under a July 1995 plan, the Corporation sold WCI Communities, Inc. (WCI), its land development subsidiary, in 1995.

During the first quarter of 1996, the Corporation completed the sales of Knoll and the defense and electronic systems business in accordance with a December 1995 plan and recognized a combined after-tax gain of $1,164 million. The Corporation also adopted a plan to exit its environmental services line of business and recorded a $146 million after-tax provision for the estimated loss on disposal of these businesses. This estimate was based on management's preliminary estimates of proceeds, results of operations through the disposal date, and other relevant factors. The divestiture process is continuing although performance of certain environmental services businesses in recent periods is below expectations.

The liability for the estimated loss on the disposal of Discontinued Operations, totalling $660 million at June 30, 1996, represents amounts necessary to cover remaining costs and obligations associated with the 1992, 1995 and 1996 plans. Remaining costs include interest on debt, estimated credit losses on the portfolio investments of financial services, and future disposition costs and obligations relating to the environmental services businesses, Knoll, the defense and electronic systems business, DCBU and WESCO. These costs and related items include purchase price adjustments, transaction costs, insurance liabilities, and potential environmental remediation costs. Management believes that the total liability for the estimated loss on disposal of Discontinued Operations is adequate. Any variances from estimates which may occur for one component will be considered in conjunction with other components in determining whether an adjustment of the total liability is necessary. The adequacy of the liability is evaluated each quarter.

The Corporation believes that the debt of Discontinued Operations at June 30, 1996 is supportable by the assets of Discontinued Operations and can be repaid as the portfolio liquidates over its contractual terms.

OTHER INCOME AND EXPENSES

Other income and expenses generated income of $7 million in the second quarter of 1996 and a loss of $139 million for the first six months of 1996 compared to income of $1 million and a loss of $1 million for the same periods of 1995. During the first quarter of 1996, a comprehensive review was undertaken by the Corporation to identify for sale a variety of non-strategic assets. A charge of $152 million was recognized during the quarter for losses expected upon sale of those assets.

INTEREST EXPENSE

Interest expense for Continuing Operations for the second quarter and first half of 1996 was $109 million and $255 million, respectively, compared to $47 million and $95 million for the same periods of 1995. The increase in interest expense is primarily a result of $5.4 billion of debt incurred for the acquisition of CBS in the fourth quarter of 1995. The Corporation repaid $3,565 million of this debt in the first quarter of 1996 through proceeds from the divestitures of Knoll and the defense and electronic systems business. This decrease in debt was offset somewhat by additional borrowings to cover working capital requirements.

INCOME TAXES

The Corporation's effective income tax rate for the second quarter and first six months of 1996 was a benefit of 33% and 34%, respectively, compared to tax expense of 32% and 17% for the same periods of 1995. Because of the amortization of non-deductible goodwill for CBS and the impact of special transactions, these rates can vary dramatically depending on the Corporation's income or loss levels.

At June 30, 1996, the Corporation had recorded net deferred income tax benefits totalling $1,907 million compared to $2,188 million at December 31, 1995. As a result of these net deferred income tax benefits, cash payments for federal income taxes are minimal. Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.

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

In an effort to continue to improve liquidity, the Corporation has and will continue to monetize non-strategic assets. In March 1996, the Corporation adopted a plan to sell its environmental services businesses. The Corporation also completed a comprehensive review and identified additional non-strategic assets for sale. In total, sales of various non-strategic assets are expected to generate cash proceeds of $300 million to $500 million.

Operating activities of Continuing Operations required substantial cash outflows in the first six months of 1996. Management is focusing significant attention on minimizing working capital requirements and improving cost structures.

Management expects that it will have sufficient liquidity to meet ordinary future business needs. Sources of liquidity generally available to the Corporation include cash from operations, availability under its credit facilities, cash and cash equivalents, proceeds from sales of non-strategic assets, borrowings from other sources, including funds from the capital markets, and the issuance of additional capital stock.

Operating Activities

The following table provides a reconciliation of net income to cash provided by operating activities of Continuing Operations for the six months ended June 30, 1996 and 1995:

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
(in millions) (unaudited)

                                                       Six Months Ended June 30
                                                       ------------------------
                                                         1996             1995
                                                         ----             ----
     Net income (loss) from Continuing Operations       $(853)           $  16
     Adjustments to reconcile net income (loss) from
       Continuing Operations to net cash used for
       operating activities:
        Depreciation and amortization                     229               93
        Losses on asset dispositions                      150                5
        Noncash restructuring charges                      30                -
        Other noncash provisions and accounting
         adjustments                                      182                -
     Changes in assets and liabilities, net of effects
       of acquisitions and divestitures of businesses:
        Receivables, current and noncurrent                36               18
        Inventories                                       (89)              (3)
        Progress payments net of costs on
         uncompleted contracts                            (54)            (217)
        Accounts payable                                 (250)             (80)
        Deferred and current income taxes                (213)            (108)
        Program rights                                    (61)               -
        Other assets and liabilities                      236               80
                                                        -----            -----
     Cash used for operating activities
        of Continuing Operations                        $(657)           $(196)
                                                        =====            =====


The operating activities of Continuing Operations used $657 million of cash during the first six months of 1996, an increase of $461 million from the amount used during the first six months of 1995. Major factors contributing to the additional use of cash were higher interest payments, certain contractual prepayments for program rights and program development, and higher levels of working capital for the businesses.

Interest payments for Continuing Operations during the first six months of 1996 were $266 million compared to $85 million during the same period of 1995. This increase in interest payments was primarily attributable to the higher debt associated with the CBS acquisition.

During the first six months of 1996, the Broadcasting business segment, in its drive to improve CBS programming and ratings, successfully negotiated certain long-term contracts requiring the Corporation to make prepayments for future program rights and program development.

Working capital levels increased for the businesses relative to the first six months of 1995. An increase in inventory and a significant reduction in accounts payable were the major contributors to the higher working capital.

No contributions were made to the Corporation's pension plans during the first six months of 1996 or 1995. The Corporation's contribution level for 1996 is expected to be $200 million to $250 million, which is consistent with the Corporation's goal to fully fund its qualified plans over the next several years.

The operating activities of Discontinued Operations used $349 million of cash during the first six months of 1996 and generated $56 million of cash for the same period of 1995. The increase in the use of cash during 1996 primarily related to the divestiture costs of Knoll and the defense and electronic systems business as well as the cash used in the operations of these businesses and in the operations of the environmental services business.

Future cash requirements of Discontinued Operations will consist primarily of interest costs on debt, remaining costs associated with the completed divestitures, and operating and disposal costs associated with the Corporation's environmental services business.

Investing Activities

Investing activities provided $3.4 billion of cash during the first six months of 1996 compared to $329 million of cash provided during the same period of 1995. In the first six months of 1996, the Corporation completed the sales of Knoll and its defense and electronic systems business, generating $3.6 billion of cash. Asset liquidations of Discontinued Operations generated additional cash proceeds of $49 million. Investing activities in the first six months of 1996 included the purchase of two Chicago radio stations and a Spanish-language 24-hour news service, TeleNoticias, as well as investments in several joint ventures, primarily in China.

In the first six months of 1995, the Corporation completed the sale of Aptus, Inc., an environmental services subsidiary, and the transfer of its 75 percent interest in the Westinghouse Motor Company. A significant portion of the proceeds for these transactions consisted of notes. Also, asset liquidations of Discontinued Operations generated cash proceeds of $159 million. The Corporation purchased the Plant Services Division of Vectra Technologies, Inc. a provider of chemical decontamination and cleaning services and made an additional payment in connection with the 1994 acquisition of Norden Systems during this time period. Also, during the second quarter of 1995, the Corporation received cash proceeds of $239 million from the sale of investments held in two trusts established to fund employee benefit plans and replaced the trust investments with Westinghouse common stock.

Capital expenditures were $94 million for the first six months of 1996, a decrease of $3 million from the same period of 1995. Capital spending in 1996 is expected to be at or slightly below the spending levels of 1995.

Financing Activities

Cash used by financing activities during the first six months of 1996 totalled $2.5 billion compared to cash used of $64 million during the same period of 1995. The increase in the financing cash outflows was primarily attributable to the early extinguishment of $3,565 million of the term loans under the $7.5 billion credit agreement and the repayment of various medium term notes and debentures. Short-term net borrowings increased $1,431 million compared to the same period of 1995. Total debt for the Corporation was $5.9 billion at June 30, 1996, a decrease of $2.5 billion from December 31, 1995.

Total borrowings under the Corporation's $2.5 billion revolving credit facility were $1,914 million at June 30, 1996 (see Revolving Credit Facilities). These borrowings carried a composite interest rate of 6.6% at June 30, 1996 which was based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

Dividends paid in the first six months of 1996 included approximately $23 million for Series C preferred stock, with the remaining $40 million representing common stock dividends. Dividends paid in the first six months of 1995 included approximately $23 million for Series C preferred stock, $25 million for Series B preferred shares, which converted to common shares in the third quarter of 1995, and approximately $36 million representing common stock dividends.

At June 30, 1996, the Corporation had a shelf registration statement for debt securities with an unused amount of $400 million.

Revolving Credit Facilities

In September 1995, the Corporation entered into three new bank facilities under a credit agreement with a total commitment level of $7.5 billion. These credit facilities included two term loans of $2.5 billion each, the first of which was totally prepaid in March 1996. The second term loan, of which approximately $1 billion was prepaid in March 1996, is payable in quarterly installments beginning in August 1998 through November 2002. This term loan is subject to certain mandatory prepayment provisions. Amounts repaid under both term loans may not be reborrowed. In addition to these term loans, the credit agreement includes a $2.5 billion revolving credit facility with a seven-year maturity.

The unused capacity under the revolving credit facility equalled $586 million as of June 30, 1996. Borrowing availability under the revolver is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on the incurrence of liens, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of these covenants become more restrictive over the term of the agreement. At June 30, 1996, the Corporation was in compliance with these covenants.

The Corporation is currently pursuing a new revolving credit facility to replace its existing credit agreement. In addition to replacing borrowings under the current agreement, the new facility will refinance the existing Infinity debt and will provide funds for general corporate purposes. The new credit facility is expected to have more favorable terms, covenants, and rates than the existing agreement and is anticipated to be in place by the end of the third quarter of 1996. Upon completion of the new credit facility, the Corporation will write off the remaining unamortized deferred financing fees associated with the existing credit facility, which approximate $50 million at June 30, 1996.

Hedging Activities

The Corporation has entered into interest rate exchange agreements to manage the interest rate risk associated with various debt instruments. No transactions were speculative or leveraged. Given their nature, these agreements have been accounted for as hedging transactions. The notional amount of interest rate exchange agreements outstanding at June 30, 1996 was $1,132 million, all of which was associated with long-term debt of Continuing Operations. The average remaining maturity of interest rate exchange agreements was 9 months at June 30, 1996.

The total notional amount outstanding at June 30, 1996 relates to interest rate exchange agreements with rate and maturity characteristics set forth in the table below:

CONTRACTUAL MATURITIES OF INTEREST RATE EXCHANGE AGREEMENTS
(in millions)(unaudited)

Six months ended June 30             Total        1996      1997       1998       1999      2000
                                     -----        ----      ----       ----       ----      ----
     Notional amount                $1,132      $1,002     $   -      $  50      $  55     $  25
     Wtd. avg. fixed rate paid        5.79%       5.39%        -       8.73%      8.86%     9.36%


Under the majority of the exchange agreements, the floating rate received is based on 30-day LIBOR for the relevant periods indicated in the agreements. This rate was 5.50% on June 30, 1996.

The Corporation's credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, the Corporation has selected high credit quality counterparties. As of June 30, 1996, the Corporation had no net credit exposure under its interest rate exchange agreements.

For the six months ended June 30, 1996, outstanding interest rate exchange agreements resulted in a net increase in interest expense of Continuing Operations of approximately $2 million with a de minimus impact on the average borrowing rate.

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

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," the combined total sales for those operations were less than 0.5% of the Corporation's sales for the first six months of 1996.

OTHER MATTERS

Environmental Matters

Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Corporation. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations and technology, the adequacy of information available for individual sites, the extended time periods over which site remediation occurs, and the identification of new sites.

In the second quarter of 1996, the Corporation and its external consultants completed a study to evaluate the Corporation's environmental remediation strategies. Based on the costs associated with the most probable alternative remediation strategy for each of its 85 sites, including the sites located in Bloomington, Indiana, the Corporation has an accrued liability of $487 million. This amount includes $175 million that was recognized in the second quarter of 1996. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability, measured in current dollars, includes $361 million for site investigation and remediation, and $126 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next 5 - 10 years. Expenditures for post closure and monitoring activities will be made over periods up to 30 years. The Corporation recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

The Corporation has and expects to continue to fund these environmental remediation expenditures from cash flows generated from operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) The Corporation has been defending, in the United States District Court for the Western District of Pennsylvania (the District Court), consolidated class and derivative actions and an individual lawsuit brought by shareholders of the Corporation against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI and WCC. In July 1993, the District Court dismissed in its entirety the derivative claim and dismissed most of the class action claims, with leave to replead certain claims in both actions. Both actions were subsequently repled. On January 20, 1995, the District Court again dismissed the derivative complaint in its entirety with prejudice. On February 28, 1995, the District Court dismissed the class action claims in their entirety. Plaintiffs in both the derivative and class action suits appealed the rulings and dismissal of their claims by the District Court. In July, 1996, the United States Court of Appeals for the Third Circuit (the Circuit Court) affirmed the District Court's dismissal of the derivative claim. In addition, the Circuit Court affirmed in part and reversed in part the class action claims. Those portions of the class action claims which were reversed have been remanded to the District Court for further proceedings.

(b) The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. On May 2, 1996, 15,000 claims pending in the Multidistrict Litigation No. 875 in the United States District Court for the Eastern District of Pennsylvania were dismissed. Plaintiffs may appeal this dismissal. At June 30, 1996, the Corporation had approximately 90,000 claims outstanding against it. In court actions which have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers which have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims.

A number of the asbestos-related cases pending against the Corporation, including those pending in Mississippi, Baltimore and West Virginia, are consolidated cases. In consolidated cases, the claims of a group of plaintiffs are tried together, and oftentimes limited findings with respect to common issues of fact and punitive damages are decided with respect to a representative grouping of plaintiffs and then applied to other individuals in the group. However, for the Corporation to be liable for damages to any particular claimant, that individual claimant must thereafter prove that he developed an asbestos-related disease, that he was exposed to a Westinghouse product, and that this exposure was a substantial factor in the development of the disease.

(c) The Corporation was one of several defendants in a fraudulent conveyance action filed on August 16, 1994 by the unsecured creditors committee of Phar-Mor, Inc. seeking return of the proceeds of an August 1991, Phar-Mor tender offer in which the Corporation received about $30 million, and an additional $20 million from the tender of Phar-Mor stock by the DeBartolo Family Limited Partnership (DeBartolo) pursuant to a Westinghouse loan to DeBartolo secured by DeBartolo's Phar-Mor holdings. The fraudulent conveyance action was transferred from bankruptcy court in Cleveland to the Western District of Pennsylvania and consolidated with other Phar-Mor litigation. A defense motion for summary judgment in the fraudulent conveyance action was granted on August 22, 1995, and the unsecured creditors have appealed.

Included in the consolidated cases pending in the Western District of Pennsylvania is an action by the Corporation seeking damages in connection with loans to, and equity investments in, Phar-Mor. On May 2, 1995, the Corporation concluded a settlement in this litigation with Phar-Mor's chief executive officer and controlling shareholder and certain other parties which resulted in the dismissal of all cross-claims and third-party complaints between the Corporation and these parties. Remaining were the Corporation's claims against Coopers & Lybrand (Coopers), Phar-Mor's former accountants, for securities violations, fraud, negligent misrepresentation, and breach of contracts to which the Corporation was a third-party beneficiary. Coopers obtained a summary judgment on the negligent misrepresentation claim, and on certain of the breach of contract claims. Trial commenced on September 27, 1995, and on February 14, 1996, a federal jury found Coopers liable for violations of securities laws and common law fraud. In July 1996, the Corporation and Coopers reached an agreement resolving all claims asserted between them in this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the Corporation was held on April 24, 1996.

(b) The following matters were submitted to a vote of the shareholders at the annual meeting:

         (i) In connection with the election of eleven directors, the following votes were cast for or withheld from the following candidates:

                                                           FOR          WITHHELD
                  Frank C. Carlucci                     330,895,766    7,650,216
                  Robert E. Cawthorn                    332,677,691    5,868,291
                  Gary M. Clark                         332,592,812    5,953,170
                  George H. Conrades                    332,635,614    5,910,368
                  William H. Gray III                   331,820,395    6,725,587
                  Michael H. Jordan                     332,393,804    6,152,178
                  David K. P. Li                        332,526,507    6,019,475
                  David T. McLaughlin                   332,009,043    6,536,939
                  Richard R. Pivirotto                  331,696,582    6,849,400
                  Paula Stern                           332,346,525    6,199,457
                  Robert D. Walter                      332,751,040    5,794,942

         (ii) A management proposal regarding the election of Price Waterhouse as independent accountants was presented at the meeting and 333,896,496 shares of common stock were voted for, 2,871,403 shares were voted against, and 1,778,083 shares abstained in connection with the adoption of this resolution, the text of which is set forth on page 31 of the Corporation's Proxy Statement dated March 12, 1996, and incorporated herein by reference.

     (iii) A management proposal concerning approval of an amendment to the Corporation's Deferred Compensation and Stock Plan for Directors was presented at the meeting, and 313,134,895 shares of common stock were voted for, 20,248,728 shares were voted against, and 5,162,359 shares abstained, in connection with the adoption of this proposal, the text of which is set forth on pages 32 through 38 of the Corporation's Proxy Statement dated March 12, 1996 and incorporated herein by reference.

     (iv) A shareholder's resolution concerning non-employee director nominee stock ownership was presented at the meeting and 31,042,789 shares of common stock were voted for, 210,836,273 shares were voted against, 7,782,717 shares abstained, and there were 88,884,203 broker non-votes in connection with this resolution, the text of which is set forth on pages 38 through 40 of the Corporation's Proxy Statement dated March 12, 1996, and incorporated herein by reference.

     (v) A shareholder's resolution concerning the number of boards on which directors serve was presented at the meeting and 34,374,256 shares of common stock were voted for, 207,028,991 were voted against, 8,280,529 shares abstained, and there were 88,862,206 broker non-votes in connection with this resolution, the text of which is set forth on pages 40 through 42 of the Corporation's Proxy Statement dated March 12, 1996, and incorporated herein by reference.

     (vi) A shareholder's resolution concerning base salary tied to stock value/bonuses was presented at the meeting and 37,326,896 shares of common stock were voted for, 206,148,794 were voted against, 6,188,085 shares abstained, and there were 88,882,207 broker non-votes in connection with this resolution, the text of which is set forth on pages 42 and 43 of the Corporation's Proxy Statement dated March 12, 1996, and incorporated herein by reference.

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


                                      -29

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

     (c*) The 1984 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10 (c) to Form 10-Q for the first quarter ended March 31, 1996.

     (d*) The Westinghouse Executive Pension Plan, as amended, is incorporated herein by reference to Exhibit 10(d) to Form 10-K for the year ended December 31, 1994.

     (e*) The Deferred Compensation and Stock Plan for Directors, as amended, dated April 24, 1996.

     (f*) The Advisory Director's Plan, as amended, dated April 30, 1996.

     (g) The Director's Charitable Giving Program, as amended, dated April 30, 1996.

     (h*) The 1991 Long-Term Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(h) to Form 10-K for the year ended December 31, 1995.

     (i*) Advisory Director's Plan Termination Fee Deferral Terms and
          Conditions, dated April 30, 1996.

     (j*) Employment Agreement between the Corporation and Michael H. Jordan is hereby incorporated by reference to Exhibit 10 to the Corporation's Form 8-K, dated September 1, 1993.

     (k*) Employment Agreement between the Corporation and Fredric G. Reynolds is incorporated herein by reference to Exhibit 10(j) to Form 10-K for the year ended December 31, 1994.

     (l) $7.5 billion Credit Agreement among Westinghouse Electric Corporation, the Lenders, Morgan Guaranty Trust Company of New York, and Chemical Bank, dated September 12, 1995, is incorporated herein by reference to Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1995.

     (m*) Employment Agreement between CBS Inc. and Peter Lund, dated as of
          November 28, 1995, is hereby incorporated by reference to Exhibit 10(l) to Form 10-Q for the quarter ended March 31, 1996.

     (n*) Employment Agreement between the Corporation and F. J. Harvey, dated as of April 30, 1996.

     (o) Agreement and Plan of Merger dated as of June 20, 1996 among the Corporation, R Acquisition Corp., and Infinity Broadcasting Corporation is hereby incorporated by reference to Schedule 13-D, filed by the Corporation on June 28, 1996.

      (p) Stockholder Agreement dated as of June 20, 1996, among the Corporation and certain shareholders of Infinity Broadcasting Corporation is hereby incorporated by reference to Schedule 13-D filed by the Corporation on June 28, 1996.

    *  Identifies management contract or compensatory plan or arrangement.

    (11)    Computation of Per Share Earnings

    (12)(a) Computation of Ratio of Earnings to Fixed Charges

    (12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

    (27)    Financial Data Schedule

B)  REPORTS ON FORM 8-K:

           A Current Report on Form 8-K (Items 5 and 7) dated April 19, 1996 filing a press release announcing certain financial actions.

           A Current Report on Form 8-K (Items 5 and 7) dated May 2, 1996 filing a press release concerning the Corporation's earnings for the quarter ended March 31, 1996 and realigned segment financial results and a restated condensed consolidated statement of income.

           A Current Report on Form 8-K (Items 4 and 7) dated June 5, 1996 to report a change in the Corporation's independent accountants.

           A Current Report on Form 8-K (Items 5 and 7) dated June 10, 1996 filing a press release announcing the Corporation's consideration of alternatives to separate its broadcasting and industrial businesses.

           A Current Report on Form 8-K (Items 5 and 7) dated June 20, 1996 filing a press release announcing the execution by the Corporation, a wholly-owned subsidiary of the Corporation, and Infinity Broadcasting Corporation of a merger agreement.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 1996.


                                      WESTINGHOUSE ELECTRIC CORPORATION

                                       /s/ CAROL V. SAVAGE
                                      ---------------------------------
                                       Vice President and
                                       Chief Accounting Officer