Form 10-Q
period 1996-09-30
WESTINGHOUSE ELECTRIC CORP
filed 1996-11-12
CIK 106413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES
---  EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1996
                                               ------------------

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

        Common stock 421,597,801 shares outstanding at October 31, 1996
        ---------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX
                       ---------------------------------





                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statement of Income                          3

         Condensed Consolidated Balance Sheet                                4

         Condensed Consolidated Statement of Cash Flows                      5

         Notes to the Condensed Consolidated
           Financial Statements                                           6-13

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                13-26

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                      27-28

         Item 6.  Exhibits and Reports on Form 8-K                       28-30

SIGNATURE                                                                   31

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
               (in millions except per share amounts) (unaudited)

                                                     Three Months Ended       Nine Months Ended
                                                        September 30            September 30
                                                     ------------------       -----------------
                                                       1996       1995         1996        1995
                                                       ----       ----         ----        ----
Sales of products and services                       $ 2,040    $ 1,284      $ 6,220    $ 3,931
Costs of products and services                        (1,351)      (912)      (4,308)    (2,788)
Restructuring, litigation and other
  matters (notes 2, 3, and 10)                             -       (116)        (870)      (122)
Marketing, administration, and
  general expenses                                      (605)      (302)      (1,844)      (945)
                                                     -------    -------      -------    -------
Operating profit (loss)                                   84        (46)        (802)        76
Other income (expenses), net (note 4)                     25        136         (114)       135
Interest expense                                        (103)       (43)        (358)      (138)
                                                     -------    -------      -------    -------
Income (loss) from Continuing
  Operations before income taxes
  and minority interest in income
  of consolidated subsidiaries                             6         47       (1,274)        73
Income tax benefit (expense)                              (2)       (19)         427        (24)
Minority interest in income of
  consolidated subsidiaries                               (2)        (1)          (4)        (6)
                                                     -------    -------      -------    -------
Income (loss) from Continuing Operations                   2         27         (851)        43
                                                     -------    -------       -------   -------
Discontinued Operations, net of
  income taxes (note 9):
  Income (loss) from
    Discontinued Operations                                -         (3)         (10)        55
  Estimated net gain (loss) on disposal
    of Discontinued Operations                             -        (76)       1,018        (76)
                                                     -------     ------      -------    -------
Income (loss)from Discontinued Operations                  -        (79)       1,008        (21)

Extraordinary Item:
  Loss on early extinguishment of debt
    (note 5)                                             (30)         -          (93)         -
                                                     -------    -------      -------    -------
Net income (loss)                                    $   (28)   $   (52)     $    64    $    22
                                                     =======    =======      =======    =======
Primary earnings (loss) per common share:
  Continuing Operations                              $     -    $  0.04      $ (1.93)   $  0.02
  Discontinued Operations                                  -      (0.19)        2.28      (0.05)
  Extraordinary Item                                   (0.06)         -        (0.21)         -
                                                     -------    -------      -------    -------
Primary earnings(loss) per common share              $( 0.06)   $ (0.15)     $  0.14    $ (0.03)
                                                     =======    =======      =======    =======
Fully diluted earnings (loss) per common share:

  Continuing Operations                              $     -    $  0.06      $ (1.93)   $  0.10
  Discontinued Operations                                  -      (0.18)        2.28      (0.05)
  Extraordinary Item                                   (0.06)         -        (0.21)         -
                                                     -------    -------      -------    -------
Fully diluted earnings (loss) per
  common share                                       $ (0.06)   $ (0.12)     $  0.14    $  0.05
                                                     =======    =======      =======    =======
Cash dividends per common share                      $  0.05    $  0.05      $  0.15    $  0.15
                                                     =======    =======      =======    =======

          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (in millions)

                                                      September 30, 1996    December 31, 1995
                                                      ------------------    -----------------
ASSETS                                                    (unaudited)
------
  Cash and cash equivalents                                  $   112              $   196
  Customer receivables                                         1,418                1,494
  Inventories (note 6)                                           863                  852
  Uncompleted contracts costs over related billings              730                  584
  Program rights                                                 419                  301
  Deferred income taxes                                          652                  547
  Prepaid and other current assets                               300                  261
                                                              ------              -------
  Total current assets                                         4,494                4,235
  Plant and equipment, net                                     1,850                1,924
  Intangible and other noncurrent assets (note 7)              8,782                8,827
  Net assets of Discontinued Operations (note 9)                 217                1,669
                                                             -------              -------
  Total assets                                               $15,343              $16,655
                                                             =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  Short-term debt                                            $   514              $   309
  Current maturities of long-term debt                             2                  330
  Accounts payable                                               629                  829
  Uncompleted contracts billings over related costs              442                  322
  Other current liabilities (note 8)                           2,187                2,123
                                                             -------              -------
  Total current liabilities                                    3,774                3,913
  Long-term debt                                               4,780                7,226
  Other noncurrent liabilities (note 8)                        5,063                3,997
                                                             -------              -------
  Total liabilities                                           13,617               15,136
                                                             -------              -------
  Contingent liabilities and commitments (note 10)
  Minority interest in equity of consolidated
    subsidiaries                                                  13                   11

  Shareholders' equity (note 11):
  Preferred stock, $1.00 par value (25 million
    shares authorized):
     Series A preferred (no shares issued)                         -                    -
     Series C conversion preferred (4 million
      shares issued)                                               4                    4
  Common stock, $1.00 par value (630 million
    shares authorized, 426 million shares issued)                426                  426
  Capital in excess of par value                               1,808                1,848
  Common stock held in treasury                                 (588)                (720)
  Minimum pension liability adjustment                        (1,050)              (1,220)
  Cumulative foreign currency translation
    adjustments                                                   (2)                 (11)
  Retained earnings                                            1,115                1,181
                                                             -------              -------
  Total shareholders' equity                                   1,713                1,508
                                                             -------              -------
  Total liabilities and shareholders' equity                 $15,343              $16,655
                                                             =======              =======

          See Notes to the Condensed Consolidated Financial Statements

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (in millions) (unaudited)

                                                 Nine Months Ended September 30
                                                 ------------------------------
                                                       1996           1995
                                                       ----           ----
Cash used for operating activities
   of Continuing Operations                          $  (567)       $  (208)

Cash provided (used) for operating activities
  of Discontinued Operations                            (312)            57

Cash flows from investing activities:
  Business acquisitions                                 (115)           (84)
  Business divestitures                                3,652            643
  Liquidation of assets of Discontinued Operations        83            329
  Capital expenditures                                  (146)          (156)
  Liquidations of trust investments                        -            305
  Other                                                    -              7
                                                     -------        -------
Cash provided by investing activities                  3,474          1,044
                                                     -------        -------
Cash flows from financing activities:
  Bank revolver borrowings                            14,337          1,065
  Bank revolver repayments                           (11,662)        (1,617)
  Net change in other short-term debt                   (336)           (73)
  Repayments of other long-term debt                  (5,012)          (234)
  Treasury stock reissued                                 93             55
  Dividends paid                                         (98)          (127)
  Bank fees paid and other                               (12)          (136)
                                                     -------        -------
Cash used for financing activities                    (2,690)        (1,067)
                                                     -------        -------
Decrease in cash and cash equivalents                    (95)          (174)
Cash and cash equivalents at beginning of period         226            344
                                                     -------        -------
Cash and cash equivalents at end of period           $   131        $   170
                                                     =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid:
  Continuing Operations                              $   363        $   134
  Discontinued Operations                                 41             99
                                                     -------        -------
Total interest paid                                  $   404        $   233
                                                     =======        =======
Income taxes paid                                    $    64        $    58
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

When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996. Certain amounts pertaining to the nine months ended September 30, 1995 and the year ended December 31, 1995 have been restated or reclassified for comparative purposes. Reference also should be made to the Corporation's Current Reports on Form 8-K dated May 2, 1996 and September 19, 1996 containing certain restated financial information.

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

2.  RESTRUCTURING, LITIGATION, AND OTHER MATTERS

During the first half of 1996, the Corporation took several actions to streamline its businesses and recognize the financial impact of certain matters. Certain of these actions resulted in the recognition of charges to operating profit. Costs for new restructuring projects of $125 million were recognized primarily for consolidation of facilities and the separation of employees. A comprehensive review of the Corporation's environmental remediation obligations resulted in a charge to operating profit of $175 million (see note 10). A charge of $486 million was recognized for pending litigation matters. As discussed in note 3, impairment of $54 million was recognized based on a modification of the projected recoverability of certain long-lived assets. Other costs of $30 million recognized in the first quarter generally relate to previously divested businesses.

During the first nine months of 1995, the Corporation took a charge of $77 million for restructuring actions. Also during this period, a charge of $45 million was recognized for the settlement of the Philippines litigation.

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

4.  OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                              Three Months Ended     Nine Months Ended
                                                  September 30          September 30
                                              ------------------     -----------------
                                               1996       1995        1996       1995
                                               ----       ----        ----       ----
Net gain (loss) on disposition of assets       $  12      $ 126      $ (138)    $  121
Miscellaneous, net                                13         10          24         14
                                               -----      -----      ------     ------
Other income (expenses), net                   $  25      $ 136      $ (114)    $  135
                                               =====      =====      ======     ======

The net loss on disposition of assets for the nine months ended September 30, 1996, includes an estimated loss of $152 million resulting from a decision to sell certain miscellaneous non-strategic assets and a third quarter gain of $12 million from the sale of an equity investment. The net gain for the nine months ended September 30, 1995 includes third quarter gains of $115 million from the sale of the Corporation's interest in MICROS Systems, Inc. and $13 million from the sale of an equity investment.

5.  EXTRAORDINARY ITEM

On March 1, 1996 and August 29, 1996, the Corporation extinguished prior to maturity $3,565 million and $3,195 million of debt respectively, under the $7.5 billion credit facility. These repayments represent all outstanding borrowings under this facility. As a result of the early extinguishment of debt and the writeoff of related debt issue costs, the Corporation incurred an extraordinary loss of $93 million, net of a tax benefit of $60 million for the nine months ended September 30, 1996.

6.  INVENTORIES (in millions)

                                           September 30, 1996    December 31, 1995
                                           ------------------    -----------------
                                                (unaudited)
Raw materials                                     $   114              $    88
Work in process                                       554                  446
Finished goods                                         95                  122
                                                  -------              -------
                                                      763                  656
Long-term contracts in process                      1,043                1,002
Progress payments to subcontractors                    48                   21
Recoverable engineering and development costs         110                   60
Less: Inventoried costs related to contracts
      with progress billing terms                  (1,101)                (887)
                                                  -------              -------
Inventories, net                                  $   863              $   852
                                                  =======              =======

7.  INTANGIBLE AND OTHER NONCURRENT ASSETS (in millions)

                                           September 30, 1996    December 31, 1995
                                           ------------------    -----------------
                                                (unaudited)
Deferred income taxes                             $ 1,187              $ 1,209
Goodwill                                            5,155                5,303
FCC licenses                                        1,225                1,242
Other intangible assets                               157                  162
Intangible pension asset                               54                   63
Deferred charges                                      202                  353
Joint ventures and affiliates                          92                   70
Noncurrent receivables                                378                  172
Program rights                                        138                   21
Other                                                 194                  232
                                                  -------              -------
Total intangible and other noncurrent assets      $ 8,782              $ 8,827
                                                  =======              =======

8.  OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)


                                           September 30, 1996    December 31, 1995*
                                           ------------------    -----------------
                                              (unaudited)
Other current liabilities:
-------------------------
Accrued employee compensation                     $   269           $   244
Income taxes currently payable                        263               170
Liabilities for talent and program rights             280               254
Accrued product warranty                               62                58
Accrued taxes, interest, and insurance                215               202
Accrued restructuring costs                           113               153
Liability for asset dispositions                       50                93
Accrued expenses                                      724               802
Environmental liabilities                              47                47
Other                                                 164               100
                                                  -------           -------
Total other current liabilities                   $ 2,187           $ 2,123
                                                  =======           =======

Other noncurrent liabilities:
----------------------------
Postretirement and postemployment benefits        $ 1,307           $ 1,311
Pension liability                                   1,622             1,426
Accrued restructuring                                  92                 8
Liability for asset dispositions                      126                19
Liabilities for talent and program rights              51                47
Accrued expenses                                      836               661
Environmental liabilities                             433               238
Other                                                 596               287
                                                  -------           -------
Total other noncurrent liabilities                $ 5,063           $ 3,997
                                                  =======           =======

* Certain amounts have been reclassified for comparative purposes.

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

The operating results for Discontinued Operations for the nine months ended September 30, 1996 and 1995 are grouped by measurement date as follows:

Discontinued Operation                           Measurement Date
--------------------------------------------------------------------------------
Environmental Services                             March 1996
Defense and Electronic Systems                     December 1995
Knoll                                              December 1995
WCI                                                July 1995
Financial Services                                 November 1992

Operating results for a discontinued operation subsequent to its measurement date are recorded directly to the liability for estimated loss on disposal.

OPERATING RESULTS OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

For the nine months ended September 30, 1996

                                                        Measurement Date
                                             ---------------------------------------
                                              1996        1995      1992       Total
                                              ----        ----      ----       -----
Sales of products and services               $ 173      $  352     $  19      $  544
Loss before income taxes                       (15)                              (15)
Income tax benefit                               5                                 5
Net loss prior to measurement date             (10)                              (10)

Operating losses after measurement date
 charged to liability for estimated
 loss on disposal                              (58)        (14)      (13)        (85)



For the nine months ended September 30, 1995

                                                       Measurement Date
                                              ---------------------------------------
                                               1996        1995      1992       Total
                                               ----        ----      ----       -----
Sales of products and services                $ 223      $2,295     $  24      $2,542
Income (loss) before income taxes               (16)        120                   104
Income tax benefit (expense)                      6         (55)                  (49)
Net income (loss) prior to measurement
 date                                           (10)         65                    55

Operating losses after measurement date
 charged to liability for estimated
 loss on disposal                                                     (45)        (45)

The assets and liabilities of Discontinued Operations have been separately classified on the consolidated balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS

(in millions)                                       September 30, 1996    December 31, 1995
                                                    ------------------    -----------------
                                                         (unaudited)
ASSETS:
  Cash and cash equivalents                                $   19             $   30
  Receivables                                                  40                448
  Inventories                                                   -                283
  Portfolio investments                                       869                901
  Other investments                                           166                212
  Other assets                                                234              1,200
  Deferred income taxes                                         -                432
                                                           ------             ------
Total assets -- Discontinued Operations                     1,328              3,506
                                                           ------             ------
LIABILITIES:
  Short-term debt                                               -                 81
  Current maturities of long-term debt                         28                265
  Liability for estimated loss on disposal                    640                212
  Long-term debt                                              365                157
  Other liabilities                                            39              1,122
  Deferred income taxes                                        39                  -
                                                           ------             ------
Total liabilities -- Discontinued Operations                1,111              1,837
                                                           ------             ------
Net assets of Discontinued Operations                      $  217             $1,669
                                                           ======             ======

Portfolio investments consist primarily of receivables related to the leasing portfolio of Financial Services. Also included are real estate properties and investments in leasing partnerships.

The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms. Leasing receivables consist of direct financing and leveraged leases. At September 30, 1996 and December 31, 1995, 83% and 84%, respectively, related to aircraft and 17% and 16%, respectively, related to cogeneration facilities.

Other investments include mortgage receivables and other notes or securities acquired or retained in divestiture transactions. Other assets of Discontinued Operations relate primarily to the environmental services businesses, which are in the process of being divested.

10. CONTINGENT LIABILITIES AND COMMITMENTS

Litigation
----------
Steam Generators

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving ten litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. One active steam generator lawsuit remains.

The Corporation is also a party to five tolling agreements with utilities or utility plant owners' groups which have asserted steam generator claims. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussion.

Securities Class Actions - Financial Services

The Corporation is defending derivative and class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation and certain of its former subsidiaries in connection with charges to earnings of $975 million in 1990 and $1,680 million in 1991 and a public offering of Westinghouse common stock in 1991. The court dismissed both the derivative claim and the class action claims in their entirety. These dismissals were appealed. In July 1996, the United States Court of Appeals for the Third Circuit (the Circuit Court) affirmed the court's dismissal of the derivative claim. The Circuit Court also affirmed in part and reversed in part the class action claims. Those portions of the class action claims which were reversed have been remanded to the Western District of Pennsylvania for further proceedings.

Asbestos

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At September 30, 1996, the Corporation had approximately 97,000 claims outstanding against it.

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

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at approximately 90 sites, including the sites located in Bloomington, Indiana. The Corporation believes that any liability incurred for cleanup at these sites will be satisfied over a number of years and, in many cases, the costs will be shared with other responsible parties. These sites include certain sites for which the Corporation, as part of an agreement for sale, has retained obligations for remediation of environmental contamination and for other Comprehensive Environmental Response Compensation and Liability Act (CERCLA) issues.

In the second quarter of 1996, the Corporation and its external consultants completed a study to evaluate the Corporation's environmental remediation strategies. Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, including Bloomington, the Corporation has an accrued liability of $480 million, including $175 million that was recognized in the second quarter of 1996. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $355 million for site investigation and remediation, and $125 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next 5 - 10 years. Expenditures for post closure and monitoring activities will be made over periods up to 30 years.

Commitments -- Continuing Operations
------------------------------------

In the ordinary course of business, standby letters of credit and surety bonds are issued on behalf of the Corporation related primarily to performance obligations under contracts with customers.

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such properties for various periods ending no later than April 2002. As of September 30, 1996, the Corporation was committed to make payments totalling $3,555 million under such broadcasting contracts.

Commitments -- Discontinued Operations
--------------------------------------

Financial Services commitments with off-balance-sheet credit risk represent financing commitments to provide funds, including loan or investment commitments, guarantees, standby letters of credit and standby commitments, generally in exchange for fees. The remaining commitments have fixed expiration dates from 1996 through 2002. At September 30, 1996, commitments totalled $40 million compared to $45 million at year-end 1995. Management expects these commitments to expire unfunded or be funded with the resulting assets being sold shortly after funding.

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

The Corporation's Series C Conversion Preferred Stock will automatically convert into 36,000,000 shares of common stock on June 1, 1997 unless called on May 30, 1997 by the Corporation or converted at any time prior to June 1, 1997 by the holder. In accordance with prevalent practice at the time of sale, these shares were treated as outstanding common stock for the calculation of earnings per share. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's primary earnings per share for the three months and nine months ended September 30, 1996 would have been a loss of 10 cents and income of 7 cents compared to losses for the same periods last year of 19 cents and 13 cents. Fully diluted earnings per share for those same periods would have been a loss of 10 cents and income of 7 cents compared to losses for the same periods last year of 16 cents and 3 cents.

On June 20, 1996, the Corporation announced a definitive merger agreement with Infinity Broadcasting Corporation (Infinity) under which Infinity shareholders will receive 1.71 shares of Westinghouse common stock in exchange for each share of Infinity stock. This transaction involves the issuance by the Corporation of approximately 205 million additional shares assuming the exercise of all existing Infinity options and warrants. The consummation of the merger is contingent on certain regulatory reviews and various approvals, including the Federal Communications Commission and certain shareholder actions of both Westinghouse and Infinity. Separate meetings for the shareholders of the companies are scheduled for December 10, 1996. Closing is likely to occur before the end of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the third quarter of 1996, the performance of the Corporation's radio group continued to outpace the market. The group's outstanding results support the Corporation's decision to focus on this core business and acquire Infinity Broadcasting Corporation (Infinity). Following the second quarter 1996 announcement of a definitive merger agreement with Infinity, the Corporation began pursuing all necessary reviews and approvals, including those of the Federal Communications Commission and the shareholders of both companies. Upon consummation of the merger, the Corporation will issue approximately 205 million additional shares of common stock in exchange for all existing Infinity shares, options, and warrants. Separate meetings of the shareholders of the companies are scheduled for December 10, 1996. Closing is likely to occur by the end of 1996.

In August 1996, the Corporation completed a new $5.5 billion credit facility with significantly more favorable terms to replace its $7.5 billion credit facility. The repayment of the outstanding debt under the previous facility resulted in a $30 million after-tax extraordinary loss from a non-cash writeoff of deferred financing fees for the early extinguishment of debt.

Progress continued during the quarter in the assessment of legal, financial, tax, and human resources issues associated with separating the media and industrial businesses in light of the dramatic portfolio shift. An announcement of the Corporation's strategy is expected in the fourth quarter of 1996.

The dramatic shift in the business portfolio and future direction of the Corporation essentially began with the $5.4 billion acquisition of CBS, Inc.
(CBS) in November 1995. During the first quarter of 1996, the Corporation completed the sales of its defense and electronic systems business and The Knoll Group (Knoll), its office furnishings unit, and recorded a combined after-tax gain of $1.2 billion. The cash proceeds from these divestitures, which totalled nearly $3.6 billion, were used to repay ahead of schedule a significant portion of the debt incurred to finance the CBS acquisition.

The Corporation further streamlined its businesses and recognized the financial impact of legacies in the first quarter of 1996. Management adopted a plan to exit its environmental services line of business resulting in the transfer of the environmental services businesses to Discontinued Operations and the recognition of an estimated loss on disposal. The Corporation recognized costs associated with additional restructuring actions and outstanding litigation matters. The Corporation also recognized impairment of assets that will continue to be used in the business as well as certain assets that have been identified for sale, and modified its application of contract accounting principles. In the second quarter of 1996, the Corporation recognized additional costs associated with its environmental remediation activities. The special items included in the Corporation's results for the first nine months of 1996 are summarized below:

SPECIAL ITEMS INCLUDED IN RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 (in millions except per share amounts) (unaudited)

                                                  Pre-Tax     After-Tax     Per-Share
                                                   Amount       Amount       Impact
Continuing Operations:                            -------     ---------     ---------
Operating Profit:
  Restructuring                                  $  (125)
  Litigation matters                                (486)
  Impairment of assets                               (54)
  Environmental remediation activities              (175)
  Contract accounting adjustments                   (128)
  Other                                              (30)
                                                  ------
    Total impact on operating profit                (998)        $(663)

Other income and expense:
  Loss on assets held for sale                      (152)         (101)
                                                  ------         -----
    Total impact on Continuing Operations        $(1,150)         (764)      $(1.73)
                                                 =======

Discontinued Operations:
Estimated loss on disposal of
  environmental services business                                 (146)
Gain on disposal of the defense and
  electronic systems business and Knoll                          1,164
                                                                 -----
    Net gain on disposal of businesses                           1,018         2.30

Extraordinary Item:
Loss on early extinguishment of debt                               (93)       (0.21)
                                                                 -----       ------
Net amount of special items                                      $ 161       $ 0.36
                                                                 =====       ======

The special items included in the Corporation's results for the first nine months of 1995 are summarized below:

SPECIAL ITEMS INCLUDED IN RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1995 (in millions except per share amounts) (unaudited)

                                                  Pre-Tax     After-Tax     Per-Share
                                                   Amount       Amount        Impact
Continuing Operations:                            -------     ---------     ---------
Operating Profit:
  Restructuring                                   $  (77)
  Litigation matters                                 (45)
                                                  ------
    Total impact on operating profit                (122)        $ (76)

Other income and expense:
  Gain on the sale of an investment                  115            66
                                                  ------         -----
    Total impact on Continuing Operations         $   (7)          (10)     $ (0.03)
                                                  ======
Discontinued Operations:
Estimated loss on disposal of WCI
  Communities, Inc.                                                (76)       (0.19)
                                                                 -----       ------
Net amount of special items                                      $ (86)     $ (0.22)
                                                                 =====      =======

Net income for the third quarter of 1996 was a loss of $28 million, or $0.06 per share, compared to a loss of $52 million, or $0.15 per share for the 1995 third quarter. Income from Continuing Operations for the 1996 third quarter was $2 million, or $0.00 per share, compared to $27 million, or $0.04 per share for the 1995 third quarter. There were no special items in income from Continuing Operations for the third quarter of 1996. Excluding the special items in the 1995 table above, the majority of which were recognized in the 1995 third quarter, income from Continuing Operations was $33 million, or $0.06 per share for the 1995 third quarter.

Net income for the nine months ended September 30, 1996 was $64 million, or $0.14 per share, compared to $22 million, or a loss of $0.03 per share for the 1995 period. Continuing Operations reported a loss of $851 million for the first nine months of 1996, compared to income of $43 million for the 1995 period. Excluding special items, Continuing Operations' loss was $87 million for the first nine months of 1996, compared to income of $53 million for the 1995 period. On a per share basis, excluding special items, Continuing Operations reported a loss of $0.20 per share compared to income of $0.05 per share for the same period last year. The calculation of the per share amounts for the 1995 period includes a reduction for dividends on the Series B Preferred stock, which converted to common stock on September 1, 1995.

Interest expense was significantly higher in the 1996 periods reflecting the cost of the debt that was incurred to finance the CBS acquisition. The repayment of a significant portion of that debt in March 1996 with proceeds from the sale of certain businesses reduced the magnitude of the increase in interest costs. In addition, higher amortization of intangible assets, principally FCC licenses and goodwill acquired with CBS, have and will continue to impact earnings.

RESULTS OF OPERATIONS

The following represents the segment results for the Corporation's Continuing Operations for the three months and nine months ended September 30, 1996 and 1995.

               Segment Results ($ in millions)(unaudited)
               ------------------------------------------

                                                               Operating Profit
                                                                    (Loss)
                       Sales of Products    Operating Profit      Excluding
                          & Services             (Loss)         Special Charges
                       -----------------    ----------------   ----------------
Three Months Ended
  September 30           1996      1995       1996     1995       1996     1995
------------------       ----      ----       ----     ----       ----     ----
Broadcasting:
 Television            $  169    $   82    $   47   $   26     $   47   $   26
 Network                  550         -        24        -         24        -
 Radio                    136        42        42       12         42       12
 Other Broadcasting        55        42       (31)       5        (31)       5
                       ------    ------    ------   ------     ------   ------
Total Broadcasting        910       166        82       43         82       43

Power Systems:
 Energy Systems           280       306        15       13         15       14
 Power Generation         527       395         5      (23)         5        5
 Other Power Systems      (38)      (34)      (20)     (61)       (20)     (16)
                       ------    ------    ------   ------     ------   ------
Total Power Systems       769       667         -      (71)         -        3

Thermo King               237       271        46       45         46       45

Government Operations      27        38        18       25         18       25

Communications &
  Information Systems      83        79        (6)       -         (6)       3

Corporate & Other          31        85       (56)     (88)       (56)     (49)

Intersegment sales        (17)      (22)        -        -          -        -
                       ------    ------    ------   ------     ------   ------
TOTAL                  $2,040    $1,284    $   84   $  (46)    $   84   $   70
                       ======    ======    ======   ======     ======   ======

                       Segment Results ($ in millions)(unaudited)
                       ------------------------------------------

                                                                Operating Profit
                                                                     (Loss)
                       Sales of Products    Operating Profit        Excluding
                           & Services            (Loss)          Special Charges
                       -----------------    ----------------    -----------------
Nine Months Ended
  September 30          1996     1995        1996     1995         1996     1995
-----------------       ----     ----        ----     ----         ----     ----
Broadcasting:
 Television           $  583   $  246     $  191    $   94       $  191   $   94
 Network               1,997        -        111         -          111        -
 Radio                   402      135        109        35          109       35
 Other Broadcasting      146      119       (135)       10          (94)      10
                      ------   ------     ------    ------       ------   ------
Total Broadcasting     3,128      500        276       139          317      139

Power Systems:
 Energy Systems          815      922         (9)       46           23       53
 Power Generation*     1,269    1,157       (240)      (67)         (57)     (39)
 Other Power Systems    (125)     (99)      (343)      (92)         (54)     (47)
                      ------   ------     ------    ------       ------   ------
Total Power Systems*   1,959    1,980       (592)     (113)         (88)     (33)

Thermo King              759      828        137       136          137      136

Government Operations     78       99         49        59           49       59

Communications &

 Information Systems     251      230        (48)        1           (7)       4

Corporate & Other         98      357       (624)     (146)        (212)    (107)

Intersegment sales       (53)     (63)         -         -            -        -
                      ------   ------     ------    ------       ------   ------
TOTAL*                $6,220   $3,931     $ (802)   $   76       $  196   $  198
                      ======   ======     ======    ======       ======   ======


* First quarter 1996 sales were reduced by a $180 million one-time adjustment to previous accounting for certain long-term contracts.

The Corporation's reported sales increased $756 million, or 59%, for the third quarter of 1996 compared to the 1995 third quarter and $2,289 million, or 58% for the first nine months of 1996 compared to the same period of 1995. Adjusting for the impact of the CBS acquisition and excluding the effects of the special one-time accounting adjustment at Power Generation, sales were flat for the quarter and nine month periods. The improvements achieved by certain businesses, including Power Generation and Broadcasting, were essentially offset by the loss of sales from Energy Systems, Thermo King, and certain miscellaneous businesses that were divested in 1995, including MICROS Systems, Inc. (MICROS).

Generally, operating profits for many of the Corporation's major businesses were consistent with the prior-year results. The radio group of the Broadcasting segment reported very strong results for the third quarter and first nine months of 1996 with operating profit up significantly over the 1995 periods. Although profits were flat for Power Systems for the third quarter of 1996 compared to the same quarter last year, reduced profitability for the Power Systems segment for the nine months continued to reflect the difficult market conditions under which these businesses are operating. Reduced profitability in Government Operations due to lower revenues, timing of award fees, and bid and proposal costs, as well as profit deterioration in the wireless communications business of Communications and Information Systems impacted operating profit for the quarter and first nine months of 1996. The Corporation's continuing pension obligation for retired individuals who were part of the defense and electronic systems business sold in March 1996 contributed, in part, to the decrease in operating profit for the quarter and nine months.

Broadcasting

Due to the acquisition of CBS in November 1995, the results for Broadcasting for the third quarter and first nine months of 1996 include CBS financial data, while the 1995 periods do not. Where appropriate, the discussion below provides a comparison of the actual results for the third quarter and first nine months of 1996 with the proforma combined Group W and CBS actual results for the third quarter and first nine months of 1995.

Reported revenues for the television group reflect the ownership of 14 television stations during the third quarter of 1996 compared to eight stations during the same period last year. For the first six months of 1996 and 1995, revenues reflect the ownership of 15 stations and 5 stations, respectively. On a proforma combined basis, revenues for the stations fell due to lower network ratings and affiliation changes at certain stations. Operating profit on a proforma basis also declined reflecting the lower revenues and affiliation changes, although cost improvements at the stations helped lessen the impact. On July 1, 1996, WPRI, the Providence, Rhode Island television station acquired with CBS, was sold. No gain or loss was reported on this sale.

The network, on a proforma combined basis, experienced increased revenues of 2% and 5%, respectively, for the third quarter and first nine months of 1996 compared to the same periods last year. Higher prices and increased syndication revenues were the primary driving factors. Operating profit also increased as the favorable effects of higher prices and increased syndication revenues offset lower ratings and higher costs associated with coverage of the presidential election, advertising and promotion for the new primetime season, and affiliate compensation.

The reported results for the radio group included 39 radio stations for the 1996 periods, including two Chicago radio stations acquired January 2, 1996, compared to 16 stations for the 1995 periods. On a proforma combined basis, revenues grew approximately 14% for the third quarter and 11% for the first nine months of 1996 compared to last year. Operating profit increased 83% and 54% for the same periods on the higher revenues coupled with benefits from cost reduction programs.

Other Broadcasting includes operating results for Group W Satellite Communications (GWSC) and Eyemark Entertainment, costs for the Broadcasting group's headquarters, and amortization of all goodwill arising from the CBS acquisition. Eyemark combines the activities of Group W Productions, and MAXAM, a distribution and production company acquired in February 1996. For the first nine months of 1996, Other Broadcasting also included a $41 million restructuring charge for Group W's actions to obtain operational synergies between CBS and Group W. The cost of the CBS actions was recognized on the CBS opening balance sheet at the date of the acquisition. Revenues for GWSC showed strong increases over the prior-year periods due to certain cable channel and network services acquired from CBS coupled with improved advertising revenues. Operating profit for GWSC for the third quarter of 1996 decreased compared to the same period of 1995 due to expenditures for the startup of a new cable program and the acquisition of a Spanish-language 24-hour news service, TeleNoticias. Operating profit for GWSC for the nine months of 1996 increased over the 1995 period due to the increased revenues and delayed marketing expenditures, offset partially by the cable expenditures during the quarter. While sales for production operations increased for the quarter and first nine months of 1996 compared to the 1995 periods, operating losses also increased for the same periods due to absorbing the MAXAM operations. Goodwill amortization totalled $30 million for the third quarter and $90 million for the first nine months of 1996.

For the entire Broadcasting group, earnings before interest, taxes, depreciation, and amortization (EBITDA) totalled $149 million for the third quarter of 1996 and, excluding a restructuring charge, $526 million for the first nine months of 1996. On a proforma combined basis, EBITDA for the 1995 periods was $119 million and $429 million. EBITDA differs from operating cash flows for the group primarily because it does not consider certain changes in assets and liabilities from period to period and it includes the impact of purchase price accounting adjustments related to programming rights of $44 million and $148 million for the third quarter and first nine months of 1996.

Power Systems

Power Systems includes results for the Energy Systems and Power Generation business units.

Energy Systems sales decreased for the third quarter and first nine months of 1996 compared to the same periods last year. Sales decreased $26 million for the third quarter and $107 million for the first nine months of 1996. The decrease in sales for the third quarter is primarily attributable to a decrease in simulator sales, while the nine month period reflects lower simulator sales as well as a reduced scope of outage services for utility customers. The reduced scope of outage services performed this year generally results from fewer major repair initiatives at power plants.

Operating profit for the third quarter increased slightly due to sales mix and cost reductions. For the nine month period, operating profit declined sharply due to the decreased revenues from the reduced scope of outage services.

Included in operating profit for the second quarter of 1996 is a charge of $11 million for environmental remediation activities. As a result of ongoing efforts to reduce costs, a restructuring charge of $21 million was recognized in the first quarter of 1996. Restructuring charges of $6 million and $1 million were recorded in the second and third quarters of 1995, respectively. Excluding these special items, operating profit for the third quarter and first nine months of 1996 was $15 million and $23 million compared to $14 million and $53 million in the same periods last year.

Power Generation's orders for the third quarter of 1996, although strong, decreased $83 million compared to the prior-year period reflecting delays on project and new apparatus orders. Orders for the first nine months of 1996 increased $167 million reflecting major international orders. Sales increased $132 million compared to the third quarter of 1995 as a result of revenues from previous orders for new apparatus and major projects.

The third quarter of 1995 included a charge of $28 million for restructuring. Excluding this charge, operating profit for the third quarter of 1996 was flat compared to the same period last year despite higher revenues due to a sales mix change from the higher margin operating plant and service business to the lower margin new apparatus business.

In light of changing market conditions and pricing pressures in the Power Generation business, effective January 1, 1996, the business unit modified its application of contract accounting principles to reflect a more conservative approach. Accordingly, during the first quarter of 1996, a one-time accounting adjustment was made to reduce sales by $180 million and operating profit by $128 million. Application of the new approach is not expected to have a material effect on any individual quarter's results. Also during the first quarter, a $50 million restructuring charge, required primarily as a result of a decision to close the Pensacola, Florida manufacturing facility, was recognized. Excluding these special items, during the first nine months of 1996, sales increased $292 million and the operating loss increased $18 million compared to the prior year. The favorable impact of the higher revenues was more than offset by erosion of product margins and mix.

The operating loss for the third quarter of 1995 for Other Power Systems, which primarily reflects discounts on prior litigation settlements, included a $45 million Philippines litigation settlement charge. Excluding this charge, the operating loss for the third quarter of 1996 increased slightly compared to the third quarter of 1995. A $289 million charge for litigation and other matters was recognized in the first quarter of 1996. Excluding these charges, the operating loss for the first nine months of 1996 increased slightly compared to the same period of 1995.

Although a strong fall outage season is anticipated, Power System's profitability for the year is likely to be below expectations due to the profit shortfall in the first half. New equipment orders are expected to remain strong.

Thermo King

International orders for the third quarter of 1996 accounted for the increased order level of $13 million compared to the 1995 third quarter, while orders for the first nine months of 1996 decreased $47 million compared to the same period last year. The order level for the first nine months of 1996 and revenues for the third quarter and first nine months of 1996 declined compared to the same periods in 1995 primarily as a result of a slowdown in the United States truck and trailer market and reduced container volume. Operating profit for the same periods remained flat, however, as higher margins on service parts sales, factory productivity improvements, and other product cost improvements mitigated the effects of the lower volume.

Government Operations

Sales for the third quarter and first nine months of 1996 decreased compared to the same periods of 1995 primarily due to the loss of a Navy contract in late 1995. Operating profit declined for the same periods resulting from the lower revenues, timing of fees from performance based indicators, increased bid and proposal costs, and sales mix for the radioactive waste container business.

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

Communications & Information Systems

Sales increased 5% and 9% for the third quarter and first nine months of 1996 compared to the same periods last year due primarily to increased revenues in the residential security and the communications systems business. Operating profit, excluding a first quarter 1996 charge of $41 million for restructuring and asset impairment and a third quarter 1995 restructuring charge of $3 million, was down slightly for the quarter and the first nine months compared to last year. Additional strategic spending for sales branches, primarily residential security, additional administrative costs, and profit deterioration in wireless communications offset the higher volume.

Corporate & Other

Revenues declined in the third quarter and first nine months of 1996 compared to last year as non-strategic businesses, including MICROS, were sold in the second half of 1995. The operating loss for the first nine months of 1996 included $412 million for environmental remediation obligations related primarily to businesses previously divested, restructuring, litigation contingencies, and asset impairment. The operating loss for the third quarter of 1995 included $39 million of restructuring charges. Corporate costs also include costs associated with retiree pension obligations retained in certain recent divestitures.

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

During the first quarter of 1996, management approved new restructuring projects with costs totalling $125 million primarily for consolidation of facilities and the separation of employees. As of September 30, 1996, $22 million had been expended on the 1996 programs, $14 million of which is cash. Cash expenditures, which are primarily tied to announced facility consolidations, are estimated to approximate $16 million for the remainder of 1996, $43 million for 1997, and $33 million for 1998 and beyond.

In addition to the reserve established in the first quarter of 1996, restructuring reserves were also established in each of the years 1993 through 1995. The employee separations included in the plans for the years 1993 and 1994 are complete. Remaining costs under those plans are essentially spent. The employee separations included in the 1995 plan are 85% complete with the remainder of separations to occur during 1996. Remaining total costs under this plan of approximately $16 million represent cash expenditures, the majority of which will occur in 1996. The CBS restructuring plan, which was adopted in conjunction with the acquisition in 1995, is being implemented over the next two years.

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

The Corporation expects to continue to identify restructuring initiatives at its business units and its Corporate headquarters in an ongoing effort to reduce its overall cost structure and improve competitiveness. Studies are currently underway at certain business units and at Corporate headquarters that could result in the recognition of additional restructuring costs in the fourth quarter of 1996.

DISCONTINUED OPERATIONS

The reshaping of the Corporation's portfolio of businesses has resulted in a number of disposals of business segments in recent years. In November 1992, the Corporation announced a plan that included exiting the financial services business and selling both the Distribution and Control Business Unit (DCBU) and Westinghouse Electric Supply Company (WESCO). The portfolio investments of Financial Services have decreased from $8,967 million at year-end 1992, to $869 million at September 30, 1996, a decrease of $8,098 million. The remaining assets, consisting primarily of the leasing portfolio, are expected to liquidate through 2015 in accordance with their contractual terms. The Corporation completed the sales of DCBU and WESCO in 1994. Under a July 1995 plan, the Corporation sold WCI Communities, Inc. (WCI), its land development subsidiary, in 1995.

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

The liability for the estimated loss on the disposal of Discontinued Operations, totalling $640 million at September 30, 1996, represents amounts necessary to cover remaining costs and obligations associated with the 1992, 1995 and 1996 plans. Remaining costs include interest on debt, estimated credit losses on the portfolio investments of financial services, and future disposition costs and obligations relating to the environmental services businesses, Knoll, the defense and electronic systems business, DCBU and WESCO. These costs and related items include purchase price adjustments, transaction costs, insurance liabilities, and potential environmental remediation costs. Management believes that the total liability for the estimated loss on disposal of Discontinued Operations is adequate. Any variances from estimates which may occur for one component will be considered in conjunction with other components in determining whether an adjustment of the total liability is necessary. The adequacy of the liability is evaluated each quarter.

The Corporation believes that the debt of Discontinued Operations at September 30, 1996 is supportable by the assets of Discontinued Operations and can be repaid as the portfolio liquidates over its contractual terms.

OTHER INCOME AND EXPENSES

Other income and expenses generated income of $25 million in the third quarter of 1996 and a loss of $114 million for the first nine months of 1996 compared to income of $136 million and $135 million respectively, for the same periods of 1995. During the third quarter of 1996, a gain of $12 million on the sale of an equity investment was recognized. During the first quarter of 1996, a comprehensive review was undertaken by the Corporation to identify for sale a variety of non-strategic assets. A charge of $152 million was recognized at that time for losses expected upon sale of those assets. During the third quarter of 1995, gains of $115 million from the sale of the Corporation's interest in MICROS and $13 million from the sale of an equity investment were recognized.

INTEREST EXPENSE

Interest expense for Continuing Operations for the third quarter and first nine months of 1996 was $103 million and $358 million, respectively, compared to $43 million and $138 million for the same periods of 1995. The increase in interest expense is primarily a result of $5.4 billion of debt incurred for the acquisition of CBS in the fourth quarter of 1995. The Corporation repaid $3,565 million of this debt in the first quarter of 1996 through proceeds from the divestitures of Knoll and the defense and electronic systems business. This decrease in debt was offset somewhat by additional borrowings in 1996 to cover working capital requirements.

On August 29, 1996, the Corporation repaid $3,195 million of debt prior to its maturity with borrowings under a new revolving credit facility with more favorable interest rates (see Revolving Credit Facility).

INCOME TAXES

The Corporation's effective income tax rate for the third quarter and first nine months of 1996 was tax expense of 34% and a benefit of 34%, respectively, compared to tax expense of 40% and 32% for the same periods of 1995. Because of the amortization of non-deductible goodwill for CBS and the impact of special transactions, these rates can vary dramatically depending on the Corporation's income or loss levels.

At September 30, 1996, the Corporation had recorded net deferred income tax benefits totalling $1,800 million compared to $2,188 million at December 31, 1995. As a result of these net deferred income tax benefits, cash payments for federal income taxes are minimal. Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.

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

In an effort to continue to meet its liquidity needs, the Corporation has and will continue to monetize non-strategic assets. In March 1996, the Corporation adopted a plan to sell its environmental services businesses. The Corporation also completed a comprehensive review and identified additional non-strategic assets for sale. In total, sales of various non-strategic assets are expected to generate cash proceeds of $300 million to $500 million.

Operating activities of Continuing Operations required substantial cash outflows in the first nine months of 1996. Over 60% of the cash outflows were attributable to interest costs. Management continues to focus significant attention on minimizing working capital requirements and improving cost structures.

Management expects that it will have sufficient liquidity to meet ordinary future business needs. Sources of liquidity generally available to the Corporation include cash from operations, availability under its credit facility, cash and cash equivalents, proceeds from sales of non-strategic assets, borrowings from other sources, including funds from the capital markets, and the issuance of additional capital stock.

Operating Activities

The following table provides a reconciliation of net income to cash used by operating activities of Continuing Operations for the nine months ended September 30, 1996 and 1995:

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
(in millions) (unaudited)

                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                                   1996             1995
                                                                   ----             ----
Net income (loss) from Continuing Operations                      $ (851)          $   43
Adjustments to reconcile net income (loss) from
  Continuing Operations to net cash used for
  operating activities:
     Depreciation and amortization                                   327              145
     Losses (gains) on asset dispositions                            138             (121)
     Noncash restructuring charges                                    30                6
     Other noncash provisions and accounting
       adjustments                                                    34                -
Changes in assets and liabilities, net of
  effects of acquisitions and divestitures
  of businesses:
     Receivables, current and noncurrent                             142               28
     Inventories                                                    (141)              18
     Progress payments net of costs on
       uncompleted contracts                                         (26)            (272)
     Accounts payable                                               (203)            (102)
     Deferred and current income taxes                               (13)             (67)
     Program rights                                                 (141)               -
     Other assets and liabilities                                    137              114
                                                                  ------           ------
Cash used for operating activities
  of Continuing Operations                                        $ (567)          $ (208)
                                                                  ======           ======

The operating activities of Continuing Operations used $567 million of cash during the first nine months of 1996, an increase of $359 million from the amount used during the first nine months of 1995. Major factors contributing to the additional use of cash were higher interest payments and certain contractual prepayments for program rights and program development.

Interest payments for Continuing Operations during the first nine months of 1996 were $363 million compared to $134 million during the same period of 1995. This increase in interest payments was primarily attributable to the higher debt associated with the CBS acquisition.

During the first nine months of 1996, the Broadcasting business segment, in its drive to improve CBS programming and ratings, successfully negotiated certain long-term contracts requiring the Corporation to make prepayments for future program rights and program development.

No contributions were made to the Corporation's pension plans during the first nine months of 1996 compared to cash contributions of $79 million through September 30, 1995. The Corporation's contribution level for 1996 is expected to be $200 million to $250 million, which is consistent with the Corporation's goal to fully fund its qualified plans over the next several years.

The operating activities of Discontinued Operations used $312 million of cash during the first nine months of 1996 and generated $57 million of cash for the same period of 1995. The increase in the use of cash during 1996 primarily related to the divestiture costs of Knoll and the defense and electronic systems business as well as the cash used in the operations of these businesses through the date of their disposal and in the operations of the environmental services business.

Future cash requirements of Discontinued Operations will consist primarily of interest costs on debt, remaining costs associated with the completed divestitures, and operating and disposal costs associated with the Corporation's environmental services business.

Investing Activities

Investing activities provided $3.5 billion of cash during the first nine months of 1996 compared to $1.0 billion of cash provided during the same period of 1995. In the first nine months of 1996, the Corporation completed the sales of Knoll and its defense and electronic systems business, generating $3.6 billion of cash. In addition, the sales of WPRI, a Providence, Rhode Island television station acquired with CBS, and AdValue Media Technologies, Inc., a computerized advertisement-tracking and communications services company, generated cash proceeds of $80 million. Asset liquidations of Discontinued Operations generated additional cash proceeds of $83 million. Investing activities in the first nine months of 1996 included the purchase of two Chicago radio stations and a Spanish-language 24-hour news service, TeleNoticias, as well as investments in several joint ventures, primarily in China.

In the first nine months of 1995, the Corporation completed the sale of Aptus, Inc., an environmental services subsidiary, and the transfer of its 75 percent interest in the Westinghouse Motor Company. A significant portion of the proceeds for these transactions consisted of notes. Also, asset liquidations of Discontinued Operations generated cash proceeds of $329 million. The Corporation purchased the Plant Services Division of Vectra Technologies, Inc. a provider of chemical decontamination and cleaning services and made an additional payment in connection with the 1994 acquisition of Norden Systems during this time period. The Corporation also received cash proceeds of $305 million from the sale of investments held in two trusts established to fund employee benefit plans and replaced the trust investments with Westinghouse common stock.

Capital expenditures were $146 million for the first nine months of 1996, a decrease of $10 million from the same period of 1995. Capital spending in 1996 is expected to be below the spending levels of 1995 primarily because of the divestitures of Knoll and the defense and electronic systems business.

Financing Activities

Cash used by financing activities during the first nine months of 1996 totalled $2.7 billion compared to cash used of $1.1 billion during the same period of 1995. The increase in the financing cash outflows was primarily attributable to the early extinguishment of $5.0 billion of the term loans under the $7.5 billion credit facility and the repayment of borrowings under the previous revolving credit facility, various medium term notes and debentures. Total debt for the Corporation was $5.7 billion at September 30, 1996, a decrease of $2.7 billion from December 31, 1995.

Total borrowings under the Corporation's $5.5 billion revolving credit facility were $3.0 billion at September 30, 1996 (see Revolving Credit Facility). These borrowings carried a composite interest rate of 6.2% at September 30, 1996 which was based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

Dividends paid in the first nine months of 1996 included approximately $35 million for Series C preferred stock, with the remaining $63 million representing common stock dividends. Dividends paid in the first nine months of 1995 included approximately $35 million for Series C preferred stock, $38 million for Series B preferred shares, which converted to common shares in the third quarter of 1995, and approximately $54 million representing common stock dividends.

At September 30, 1996, the Corporation had a shelf registration statement for debt securities with an unused amount of $400 million.

Revolving Credit Facility

On August 29, 1996, the Corporation completed a new bank credit agreement with a total commitment of $5.5 billion. Of this commitment, $4.0 billion became available on the closing date of the credit agreement. The balance will be available on the closing date of the Infinity acquisition. The transaction was structured as a revolving credit facility with a bullet maturity in five years. It has more favorable terms than the previous seven year $7.5 billion facility, including lower interest rates and the elimination of collateral, subsidiary guarantees and mandatory prepayment provisions.

The unused capacity under the available portion of the revolving credit facility equaled $1.0 billion as of September 30, 1996. Borrowing availability under the revolver is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on the value of liens incurred, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of these covenants become more restrictive over the term of the agreement. At September 30, 1996, the Corporation was in compliance with these covenants.

Hedging Activities

The Corporation has entered into interest rate exchange agreements to manage the interest rate risk associated with various debt instruments. No transactions were speculative or leveraged. Given their nature, these agreements have been accounted for as hedging transactions. The notional amount of interest rate exchange agreements outstanding at September 30, 1996 was $1,131 million, all of which was associated with long-term debt of Continuing Operations. The average remaining maturity of interest rate exchange agreements was six months at September 30, 1996.

The total notional amount outstanding at September 30, 1996 relates to interest rate exchange agreements with rate and maturity characteristics set forth in the table below:

CONTRACTUAL MATURITIES OF INTEREST RATE EXCHANGE AGREEMENTS
(in millions)(unaudited)

Nine months ended September 30       Total       1996      1997      1998       1999       2000
                                     -----       ----      ----      ----       ----       ----
Notional amount                     $1,131     $1,001       $ -     $  50      $  55     $   25
Wtd. avg. fixed rate paid             5.78%      5.37%        -      8.73%      8.86%      9.36%


Under the majority of the exchange agreements, the floating rate received is based on 30-day LIBOR for the relevant periods indicated in the agreements. This rate was 5.44% at the end of the quarter.

The Corporation's credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, the Corporation has selected high credit quality counterparties. As of September 30, 1996, the Corporation had no net credit exposure under its interest rate exchange agreements.

For the nine months ended September 30, 1996, outstanding interest rate exchange agreements resulted in a net increase in interest expense of Continuing Operations of approximately $4 million with a de minimus impact on the average borrowing rate.

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

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," the combined total sales for those operations were less than 0.5% of the Corporation's sales for the first nine months of 1996.

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

In the second quarter of 1996, the Corporation and its external consultants completed a study to evaluate the Corporation's environmental remediation strategies. Based on the costs associated with the most probable alternative remediation strategy for each of its approximately 90 sites, including the sites located in Bloomington, Indiana, the Corporation has an accrued liability of $480 million. This amount includes $175 million that was recognized in the second quarter of 1996. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability, measured in current dollars, includes $355 million for site investigation and remediation, and $125 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next 5 - 10 years. Expenditures for post closure and monitoring activities will be made over periods up to 30 years. The Corporation recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

Legal Matters

The Corporation is defending a number of lawsuits on various matters. See note 10 to the financial statements. In the first quarter of 1996, the Corporation recognized $486 million of costs for potential settlements of outstanding litigation matters.

Since 1993, the Corporation has entered into agreements to resolve ten litigation claims in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. The future impact of these discounts on operating results will be incurred over the next 15 years with the greatest impact occurring during the next nine years.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

(a) In October 1990, Commonwealth Edison Company (Commonwealth Edison) filed a lawsuit against the Corporation in the Circuit Court in Cook County, Illinois, for an unspecified amount of damages, including treble and punitive damages, based on the Corporation's supply of nuclear steam supply systems for Commonwealth Edison's Zion, Byron, and Braidwood plants. On September 18, 1996, the parties reached a settlement agreement resolving all claims asserted in this matter.

(b) The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use of inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At September 30, 1996, the Corporation had approximately 97,000 claims outstanding against it. In court actions which have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers which have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims.

A number of the asbestos-related cases pending against the Corporation, including those pending in Mississippi, Baltimore and West Virginia, are consolidated cases. In large consolidated cases, the claims of a group of plaintiffs are tried together, and oftentimes limited findings with respect to common issues of fact and punitive damages are decided and applied to these claims. However, for the Corporation to be liable for damages to any particular claimant, that individual claimant must thereafter prove that he developed an asbestos-related disease, that he was exposed to the Corporation's product, and that this exposure was a substantial factor in the development of the disease.

(c) In August of 1993, the bankruptcy Trustee for the Bonneville Pacific Corporation (Bonneville) sued over 70 defendants, including the Corporation, in federal district court in Salt Lake City, Utah. The Trustee's claims against the group of defendants, including the Corporation; Deloitte & Touche; Mayer, Brown & Platt; Piper Jaffray, Inc.; and Kidder Peabody and Company, are numerous, but consist primarily of common law fraud and aiding and abetting in breaches of fiduciary duty on the part of former officers and directors of Bonneville. There are also claims by the Trustee for the tort of conspiracy and civil Racketeer Influenced and Corrupt Organization Act (RICO) violations. The Corporation has filed numerous motions seeking dismissal of the claims and has filed a denial of the allegations. The Corporation's involvement with Bonneville consisted of four sale-leaseback transaction in co-generation projects through its former subsidiary, Westinghouse Credit Corporation (WCC). On October 6, 1994, the Trustee filed its preliminary damage calculation which totalled $647 million against a group of defendants, including the Corporation, on a theory of joint and several liability. The Trustee is also seeking treble damages based upon the Trustee's position that a violation of civil RICO has occurred. All claims against the Corporation have been dismissed with the exception of the aiding and abetting breach of fiduciary duties. As a result of the dismissal of all but one claim, the Corporation's potential exposure in this case has been substantially reduced from the $647 million preliminary damage calculation submitted by the Trustee. Trial is currently set for early 1997.

(d) The Corporation was one of several defendants in a fraudulent conveyance action filed on August 16, 1994 by the unsecured creditors committee of Phar-Mor, Inc. seeking return of the proceeds of an August 1991, Phar-Mor tender offer in which the Corporation received about $30 million, and an additional $20 million from the tender of Phar-Mor stock by the DeBartolo Family Limited Partnership (DeBartolo) pursuant to the Corporation's loan to DeBartolo secured by DeBartolo's Phar-Mor holdings. The fraudulent conveyance action was transferred from bankruptcy court in Cleveland to the Western District of Pennsylvania and consolidated with other Phar-Mor litigation. A defense motion for summary judgment in the fraudulent conveyance action was granted in August 1995, and in October 1996, the Third Circuit Court of Appeals affirmed the summary judgment in favor of the Corporation.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in items (b) through (c) above and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described above, and management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)      EXHIBITS

        (3) ARTICLES OF INCORPORATION AND BYLAWS

            (a) The Restated Articles of the Corporation, as amended to January 8, 1996, are incorporated herein by reference to
                 Exhibit 3(a) to Form 10-K for the year ended December 31,
                 1995.

            (b) The Bylaws of the Corporation, as amended to September 25, 1996, are incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-13219 on Form S-4 filed with the Securities and Exchange Commission on October 22, 1996.

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

       (10) MATERIAL CONTRACTS

            (a*) The Annual Performance Plan, as amended November 1, 1996.

            (b*) The 1993 Long-Term Incentive Plan, as amended November 1, 1996.

            (c*) The 1984 Long-Term Incentive Plan, as amended November 1, 1996.

            (d*) The Westinghouse Executive Pension Plan, as amended
                 September 25, 1996.

            (e*) The Deferred Compensation and Stock Plan for Directors, as
                 amended November 1, 1996.

            (f*) The Advisory Director's Plan, as amended, dated April 30,
                 1996, is incorporated herein by reference to Exhibit 10(f) to Form 10-Q for the quarter ended June 30, 1996.

            (g) The Director's Charitable Giving Program, as amended, dated April 30, 1996, is incorporated herein by reference to
                 Exhibit 10(g) to Form 10-Q for the quarter ended June 30,
                 1996.

            (h*) The 1991 Long-Term Incentive Plan, as amended September 25,
                 1996.

            (i*) Advisory Director's Plan Termination Fee Deferral Terms and
                 Conditions, dated April 30, 1996, is incorporated herein by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1996.

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

            (l) $5.5 billion Credit Agreement among Westinghouse Electric Corporation, the Lenders, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, the Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, dated August 29, 1996.

            (m*) Employment Agreement between CBS Inc. and Peter Lund, dated as of November 28, 1995, is hereby incorporated by reference to Exhibit 10(l) to Form 10-Q for the quarter ended March 31, 1996.

            (n*) Employment Agreement between the Corporation and F.J.
                 Harvey, dated as of April 30, 1996, is incorporated herein by reference to Exhibit 10(n) to Form 10-Q for the quarter ended June 30, 1996.

            (o) Agreement and Plan of Merger, as amended, dated as of June 20, 1996, among the Corporation, R Acquisition Corp., and Infinity Broadcasting Corporation is hereby incorporated by reference to Annex I to Registration Statement No. 333-13219 on Form S-4 filed at the Securities and Exchange Commission on October 22, 1996.

            (p) Stockholder Agreement, as amended, dated as of June 20, 1996, among the Corporation and certain shareholders of Infinity Broadcasting Corporation is hereby incorporated by reference to Annex II to Registration Statement No. 333-13219 on Form S-4 filed at the Securities and Exchange Commission on October 22, 1996.

* Identifies management contract or compensatory plan or arrangement

  (11)      Computation of Per Share Earnings

  (12)(a)   Computation of Ratio of Earnings to Fixed Charges

  (12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

  (27)      Financial Data Schedule

  B)  REPORTS ON FORM 8-K:

         A Current Report on Form 8-K (Items 5 and 7) dated August 6, 1996, filing a press release concerning the Corporation's earnings for the second quarter of 1996.

         A Current Report on Form 8-K (Items 5 and 7) dated September 19, 1996, filing the restated financial statements, notes to the financial statements and management's discussion and analysis to the Corporation's 1995 Annual Report.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 1996.

                                      WESTINGHOUSE ELECTRIC CORPORATION

                                        /s/ Carol V. Savage
                                      ---------------------------------
                                        Vice President and
                                        Chief Accounting Officer