Form 10-K405
period 1996-12-31
WESTINGHOUSE ELECTRIC CORP
filed 1997-03-19
CIK 106413

================================================================================
                                      1996
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM               TO
                                       -------------    -------------------

                          COMMISSION FILE NUMBER 1-977

                       WESTINGHOUSE ELECTRIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     PENNSYLVANIA                                           25-0877540
-------------------------------------------------------    ---------------------------------------------
               (State of Incorporation)                        (I.R.S. Employer Identification No.)

                WESTINGHOUSE BUILDING,
11 STANWIX STREET, PITTSBURGH, PENNSYLVANIA 15222-1384                    (412) 244-2000
-------------------------------------------------------    ---------------------------------------------
       (Address of principal executive offices)                           (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------    ---------------------------------------------------------
Common Stock, par value $1.00 per Share          New York Stock Exchange       Boston Stock Exchange
                                                 Pacific Stock Exchange        Philadelphia Stock Exchange
                                                 Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     Westinghouse Electric Corporation had 608,654,292 shares of common stock outstanding at February 28, 1997. As of that date, the aggregate market value of common stock held by non-affiliates was $10.0 billion.

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of Westinghouse Electric Corporation's Notice of 1997 Annual Meeting and Proxy Statement filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the Proxy Statement). (Parts I and
   III)
================================================================================

     The terms "Westinghouse" and "Corporation" as used in this Report on Form 10-K refer to Westinghouse Electric Corporation and its consolidated subsidiaries unless the context indicates otherwise.

                                     PART I
ITEM 1. BUSINESS

General

     Westinghouse Electric Corporation was founded in 1886 and operates under a corporate charter granted by the Commonwealth of Pennsylvania in 1872. Today, Westinghouse is a global company which operates its businesses through the Westinghouse/CBS Group and the Industries & Technology Group. In November 1996, Westinghouse announced a plan to separate its media and industries and technology businesses. See "Separation Plan" discussed below. The Corporation's Westinghouse/CBS Group combines the media operations of CBS Inc.(CBS) and Infinity Broadcasting Corporation (Infinity), which the Corporation acquired in 1995 and 1996, respectively, and Group W Broadcasting. The Westinghouse/CBS Group operates in the principal business areas of television and radio broadcasting and cable programming. The Industries & Technology Group operates in the principal business areas of power generation systems, transport temperature control, and chemical and nuclear materials management.

     The Corporation dramatically redefined its business portfolio and future direction by acquiring CBS in November 1995. This repositioning was furthered by the acquisition of Infinity in December 1996, and the execution of a definitive merger agreement in February 1997 whereby the Corporation will acquire Gaylord Entertainment Company's two major cable networks: The Nashville Network (TNN) and Country Music Television (CMT). As a result of the acquisitions of CBS and Infinity, Westinghouse has become the largest television and radio broadcaster in the United States with 14 owned and operated television stations and 79 radio stations. As part of this strategic redirection, the Corporation divested The Knoll Group (Knoll), its office furniture unit, and the Corporation's defense and electronic systems business in February and March 1996, respectively. In addition, in December 1996, the Corporation divested Westinghouse Security Systems (its residential security business) and portions of its Scientific Ecology Group subsidiary. Financial results for 1996 and prior years include these and other divested businesses as Discontinued Operations. For information about principal acquisitions, pending acquisitions, and divestitures, see notes 1, 2, 3 and 23 to the financial statements included in Part II, Item 8 of this report.

     For financial reporting purposes, the Corporation's Continuing Operations are aligned into four segments: Media, Power Systems, Thermo King and Government Operations. Except for Media, all of these reporting segments operate as part of the Industries & Technology Group. Results of international activities, including manufacturing, export sales, and foreign licensee income, are included in the financial information of the segment that has operating responsibility. Financial and other information by segment and geographic area is included in note 21 to the financial statements included in Part II, Item 8 of this report.

OPERATING SEGMENTS

WESTINGHOUSE/CBS GROUP

     The Westinghouse/CBS Group combines the operations of CBS, Group W Broadcasting and, beginning on December 31, 1996, Infinity. Its principal businesses include the furnishing of network television services to affiliated television stations primarily throughout the United States, the production of news, sports and entertainment programming, and the operation, under licenses from the Federal Communications Commission (FCC), of 14 television broadcast stations and 79 radio stations.

     Through the CBS Television Network, the Westinghouse/CBS Group distributes a comprehensive schedule of news and public affairs broadcasts, entertainment and sports programming and feature films to more than 200 domestic affiliates and to certain overseas affiliated stations. The CBS Television Network's domestic affiliates include independently-owned affiliated stations and the Westinghouse/CBS Group's 14 owned and operated television stations. These affiliates serve, in the aggregate, the 50 states and the District of Columbia. The CBS Television Network is responsible for sales of advertising time for the CBS Television Network broadcasts and related merchandising and sales promotion activities. It is also responsible for managing the full range of ongoing activities and areas of mutual concern between the television network and the independently-owned affiliated stations.

     CBS Entertainment produces and otherwise acquires entertainment series and other programs for all time periods and acquires feature films for broadcast by the CBS Television Network. CBS News operates a worldwide news gathering and production organization which produces regularly scheduled news and public affairs broadcasts and special reports for CBS Television Stations and CBS Radio. This unit also produces, for the CBS Television Network, certain news-oriented programming for broadcast in the early morning daypart and in designated hours during primetime. A unit of CBS News produces documentaries for sale to other media outlets. CBS Sports produces and otherwise acquires sports programs for broadcast by the CBS Television Network.

     CBS Television Stations operates the 14 television stations owned by Westinghouse/CBS. The larger markets served by the owned television stations include New York, Los Angeles, Chicago, Philadelphia, San Francisco and Boston. CBS Television Stations operates in seven of the nation's ten largest markets and ten of the nation's top 20 markets, reaching approximately 33 percent of all U.S. households.

     CBS Radio owns and operates 79 AM and FM radio stations in 16 markets (including 40 AM and FM radio stations that were acquired as part of the Infinity acquisition), with 64 stations in the nation's ten largest radio markets. CBS Radio believes that its presence in large markets makes it attractive to advertisers and that the overall diversity of its stations reduces its dependence on any single station, local economy or advertiser. CBS Radio stations include leading franchises in news, sports and personality programming. The CBS Radio Network serves approximately 585 affiliated stations nationwide. The Corporation also has an indirect minority equity investment in Westwood One, which Infinity manages pursuant to a management agreement. Westwood One is a leader in producing and distributing syndicated and network radio programming.

     The Corporation also participates in the out-of-home media business through the Corporation's wholly-owned subsidiary TDI Worldwide, Inc. (TDI), which was acquired by Infinity in March 1996. TDI is one of the largest out-of-home media companies in the U.S., operating some 100 franchises, the majority of which are in large metropolitan areas. TDI sells space on various media including buses, trains, train platforms and terminals throughout commuter rail systems, painted billboards, thirty-sheet billboards, and phone booths. TDI also has the franchise to manage advertising space within the London Underground and on certain London buses and has the exclusive rights to all transit advertising in Ireland.

     CBS Cable (formerly known as Group W Satellite Communications) provides programming and distribution services to the cable television industry, provides satellite distribution services, operates a 24-hour, Spanish-language news service (CBS TeleNoticias), and is developing a new cable information and entertainment channel, Eye on People. CBS Cable also provides regional sports programming and the marketing and advertising services for two country music entertainment networks, TNN and CMT, which are expected to be acquired by Westinghouse in 1997. See note 23 to the financial statements included in Part II, Item 8 of this report.

     CBS TeleNoticias, which was acquired by Westinghouse in June 1996, is the world's leading Spanish-language news channel. It provides 24-hour news services in Latin America and Spain and is distributed to over 200 million homes in 22 countries.

     Also part of CBS Cable, Group W Network Services is a global provider of production, post-production and satellite services to broadcast, cable and corporate networks.

     EYEMARK Entertainment produces, markets and distributes first-run and off-network syndicated programming for the domestic and international television marketplace. EYEMARK Entertainment combines the activities of MAXAM Entertainment, a distribution and production company acquired in February 1996, and Group W Productions.

     The network broadcast environment is highly competitive. The Telecommunications Act of 1996 provides both new opportunities and potential new competition for the Westinghouse/CBS Group. By deregulating station ownership limits, the Act will allow the Corporation to pursue strategic growth in its Radio and Television Station groups. The entry of telephone companies into the video programming and distribution businesses will mean new competition in program sales, but will also provide new opportunities for the distribution of CBS programming.

     The CBS Television Network and the CBS Television Stations compete for audiences with other television networks and television stations, as well as with other video media, including cable television, satellite television services and videocassettes. In the sale of advertising time, the CBS Television Network and the CBS Television Stations compete with other broadcast networks, other television stations, cable television systems, and other advertising media. The CBS Television Network and the CBS Television Stations also compete with other video media for distribution rights to television programming.

     In addition, the CBS Television Network competes with other television networks to secure affiliations with independently-owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. In recent years, competition among the networks for affiliates has intensified. More than 95 percent of CBS affiliates are under long-term agreements with the CBS Television Network.

     Current and future technological developments may affect competition within the television marketplace. Developments in advanced digital technology may enable competitors to provide "high definition" pictures and sound qualitatively superior to what television stations now provide. Development of the technology to compress digital signals may also permit the same broadcast or cable channel or satellite transponder to carry multiple video and data services, and could result in an expanded field of competing services.

     CBS Radio competes with other radio stations, other radio networks and suppliers of radio programming, and other advertising media. Developments in radio technology could affect competition in the radio marketplace. New radio technology, known as "digital audio broadcasting," can provide sound of the quality of compact discs, which is significantly higher than that now provided by radio stations and networks using analog technology.

     All of the Corporation's television and radio stations operate under licenses from the FCC, which is empowered by the Communications Act of 1934, as amended, to, among other things, license and regulate television and radio broadcasting stations. The FCC has authority to grant or renew broadcast licenses for a maximum statutory term of eight years if it determines that the "public convenience, interest or necessity" will be served thereby. During a specified period after an application for renewal of a broadcast station license has been filed, persons objecting to the license renewal application may file petitions to deny.

     The approval by the FCC of the Corporation's acquisition of Infinity contained a number of temporary waivers of the FCC's television and radio cross-ownership rules. These waivers were granted subject to the outcome of the pending ownership rulemaking in which certain deregulation of the television and radio cross-ownership rules has been proposed. In the event that any station divestitures are required at the conclusion of this rulemaking, the Corporation would be required to file applications with the FCC for consent to the necessary divestitures within six months of the rulemaking order. The order granting approval of the Infinity transaction made permanent the temporary waivers of the television and radio cross-ownership rules granted in connection with the Corporation's acquisition of CBS. The FCC orders approving both the CBS and Infinity acquisitions are subject to judicial appeals by certain third parties. The FCC has previously rejected the positions of these third parties, and the Corporation believes that such appeals are without merit.

INDUSTRIES & TECHNOLOGY GROUP

     The Industries & Technology Group consists of the following businesses:
Power Systems, Thermo King, and Government Operations.

Power Systems

     The Power Systems segment designs, develops, manufactures and services nuclear and fossil-fueled power generation systems and is a leading supplier of reload nuclear fuel to the global electric utility market. In addition, Power Systems provides distributed control, communications, data acquisition, and information systems to nuclear and fossil-fuel electric utilities and to other industries.

     The Energy Systems business unit serves the domestic and international electric power industry by supplying fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Approximately 40% of the world's operating commercial nuclear power plants incorporate Westinghouse's technology. The business unit supplies a wide range of operating plant services, ranging from performance-based maintenance programs, including operational and safety upgrades, to new products and services that enhance plant performance. It also has complete capabilities for supplying customers with nuclear fuel for pressurized water reactors. The annual demand for operating plant services and fuel is over $10 billion in the United States and $30 billion globally. Energy Systems products and equipment are highly engineered and serve critical safety and operational missions in customer nuclear power plants. The business unit is marketing new nuclear power plants and components for new plants to the worldwide market. The business unit is also working with government agencies to develop a simplified nuclear power plant design that incorporates passive safety systems.

     The Process Control Division (PCD) provides distributed control, communications, data acquisition, and information systems to domestic and international nuclear and fossil-fuel electric utilities, and to chemical processors, water and waste water treatment facilities, and the steel industry. PCD financial results are included for reporting purposes as part of Energy Systems.

     The Power Generation business unit designs, manufactures and services steam turbine-generators for nuclear and fossil-fueled power plants and combustion turbine-generators for natural gas and oil-fired power plants. Power Generation also constructs turn-key power plants worldwide. In addition to serving the electric utility industry, the business unit supplies, services and operates power plants for independent power producers and supplies power generator equipment and services to other non-utility customers. Growing demand for electrical energy has contributed to the business unit's increase in orders. In 1996, the business unit was awarded orders for approximately 4,579 megawatts of new power generating capacity. The domestic demand for new generating equipment over the next ten years is expected to be approximately 91 gigawatts; the international demand is expected to be over nine times the domestic demand. Power Generation is a participant in the development of emerging technologies that could impact the future power generation business.

     In 1996, in excess of 80% of Power Generation's sales of new power generating equipment and plants were outside of the United States, and more than 65% of its dollar sales volume was outside the United States. The Power Generation business unit conducts business in more than 50 countries.

     The United States electric utility industry is restructuring in response to a new competitive environment brought on by regulatory changes. Power Systems has a number of domestic and foreign competitors in the power generation industry where Westinghouse is recognized as a significant supplier. Positive factors with respect to competitive position are technology, product reliability, service capability, and worldwide presence. Potential negative factors include reduced opportunities for operating fleet products and services, continued softness in the domestic electric utility sector, and intense competition for new unit sales worldwide. In addition, the worldwide nuclear industry is a mature business with intense competition. The principal methods of competition for Power Systems are technology, product development and performance, responsiveness, customer service, pricing and financing.

Thermo King

     Thermo King is a world leader in the $2.5 billion transport temperature control market. It designs, manufactures and distributes transport temperature control equipment, including units and their associated service parts, for trucks, trailers, seagoing containers, buses and rail cars. The transport refrigeration units are powered by diesel, gasoline or propane fueled engines, or electricity. These products provide air conditioning for people and preserve not only food, but pharmaceuticals, flowers, cosmetics, electronic gear and many other temperature-sensitive goods and products by heating and cooling as necessary. Thermo King supplies units for both long distance transportation and local distribution of all these cargoes.

     As an industry leader in its product technology, Thermo King serves its customers through a network of 14 manufacturing operations and approximately 400 sales and service dealers as well as a network of authorized service locations throughout the world. International manufacturing facilities are located in

Ireland, Brazil, Spain, Germany, the Czech Republic, Denmark and the People's Republic of China. In 1996, more than 50% of Thermo King's sales were outside of the United States.

     Thermo King is subject to competition worldwide for all its products. Thermo King's products compete on the basis of service, technology, warranty, product performance, and cost.

Government Operations

     Westinghouse's Government Operations business unit includes management services for certain government-owned facilities under contracts with the Department of Energy (DOE), management of the nuclear reactors program for the U.S. Navy, and management of a chemical agent and weapons destruction program for the Department of Defense (DOD).

     Government Operations manages three government-owned facilities under contracts with the DOE. Westinghouse Savannah River Company manages the Savannah River site in Aiken, South Carolina; West Valley Nuclear Services Company manages the West Valley Demonstration Project in New York; and the Waste Isolation Division manages the Waste Isolation Pilot Project in Carlsbad, New Mexico. In addition, Safe Sites of Colorado L.L.C., a company 65% owned by Westinghouse, performs nuclear waste management services and environmental cleanup under a major subcontract with Kaiser-Hill, L.L.C. at the DOE Rocky Flats facility. The principal mission at all of these sites is waste management, environmental cleanup, and the safe management of the nation's nuclear materials inventory. In March 1996, Westinghouse was awarded a nine-year DOD contract to destroy chemical weapons at the Anniston Chemical Agent Disposal Facility in Anniston, Alabama.

     The U.S. Navy work of the Government Operations business unit includes new ship reactor plants and advanced designs, training and fleet support. The government-funded U.S. naval nuclear reactors program consists of Westinghouse's U.S. Navy nuclear and technical support businesses, including the Bettis Atomic Power Laboratory, the Plant Apparatus Division, and the Machinery Apparatus Operation Division.

     The federal government reserves the right to terminate these contracts for convenience.

     Competition for services provided by businesses in the Government Operations segment is based on safety, price, technology preference, environmental experience, and performance reputation. Government Operations competes primarily in the market for DOE operation and maintenance contracts.

DISCONTINUED OPERATIONS

     During 1996, Discontinued Operations consisted of the Communication & Information Systems Company (CISCO), the environmental services business, Knoll, the defense and electronic systems business, and Financial Services. The largest component of the CISCO segment, Westinghouse Security Systems (the Corporation's residential security business), and portions of Westinghouse's Scientific Ecology Group subsidiary were sold in December 1996. Knoll and the defense and electronic systems business were divested in the first quarter of 1996.

     During 1996, the Corporation continued to liquidate Financial Services. The remaining Financial Services assets consist of the leasing portfolio and are expected to liquidate in accordance with contractual terms. The remaining assets of Discontinued Operations generally are expected to be divested within the next year.

SEPARATION PLAN

     In November 1996, Westinghouse announced that its Board of Directors had approved, subject to certain conditions, a plan to separate the Corporation's industries and technology businesses from its media businesses. This separation (the Separation) is expected to be effected by means of a tax-free dividend to shareholders of Westinghouse, forming a publicly-traded company to be called Westinghouse Electric Company (WELCO). In addition, the Corporation also announced that Thermo King, Westinghouse's transport temperature control company, was planning a public offering of up to 20 percent of its common stock. If the Separation is completed, shares of WELCO common stock (WELCO Common Stock) will be distributed on a pro rata basis to the shareholders of record of Westinghouse common stock as of a date to be determined.

     As currently contemplated, after the Separation, Westinghouse (the Media Company) will be renamed "CBS Corporation" and will consist primarily of the businesses in the Westinghouse/CBS Group and the TNN and CMT networks (assuming consummation of the merger discussed previously), and WELCO will consist primarily of Thermo King, Power Systems and Government Operations. Also, as currently contemplated, the Media Company will retain all debt obligations of the current Westinghouse as well as the approximately $1.5 billion tax net operating loss carryforward, and WELCO will assume most of the unfunded pension obligation and other non-debt obligations generated by Westinghouse's industrial businesses in earlier years.

     Completion of the Separation is subject to a number of conditions, including a favorable ruling from the Internal Revenue Service that the transaction will not be taxable for U.S. federal income tax purposes to Westinghouse's shareholders or to Westinghouse and the registration of the WELCO Common Stock under the Securities Exchange Act of 1934. The Corporation estimates that the separation will be completed later in 1997. For a discussion of the results of each of the businesses comprising the Westinghouse/CBS Group and the Industries & Technology Group, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this report.

     Notwithstanding the foregoing, there can be no assurance that the Separation will occur or as to the timing thereof. Furthermore, if the Separation does occur, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated, or that changes will not be made to the Separation plan.

RAW MATERIALS

     The Corporation has experienced no significant difficulty with respect to sources and availability of raw materials essential to its businesses.

PATENTS AND TRADEMARKS

     Westinghouse owns or is licensed under a large number of patents and patent applications in the United States and other countries that, taken together, are of material importance to its businesses. Such patent rights are, in the judgment of Westinghouse, adequate for the conduct of its business. No patents which Westinghouse considers material to its business as a whole will expire within the next five years.

     Westinghouse has a world-wide trademark portfolio which it considers important in the marketing of its products and services, including, among others, the trademarks "WESTINGHOUSE," "CIRCLE W," "CBS," the CBS "Eye" logo, and "THERMO KING." Westinghouse believes that its rights in these trademarks are adequately protected and of unlimited duration.

BACKLOG

     The backlog of firm orders of the Corporation's Continuing Operations was $5,591 million and $5,954 million at December 31, 1996 and 1995, respectively. Of the 1996 backlog $3,281 million is expected to be liquidated after 1997. In addition to the reported backlog, the Corporation provides certain non-Westinghouse products primarily for nuclear steam supply customers.

Backlog for the Corporation is as follows:

     Power Systems backlog at year end 1996 and 1995 was $5,414 million and $5,699 million, respectively. Backlog of $3,214 million is expected to be liquidated after 1997. Energy Systems backlog at year end 1996 and 1995 was $2,744 million and $2,675 million, respectively. Power Generation backlog at year end 1996 and 1995 was $2,670 million and $3,024 million, respectively.

     Thermo King backlog at year end 1996 and 1995 was $130 million and $174 million, respectively. Backlog of $65 million is expected to be liquidated after 1997.

     Government Operations backlog at year end 1996 and 1995 was $16 million and $39 million, respectively. Backlog of $2 million is expected to be liquidated after 1997.

     Also included in backlog at year end 1996 and 1995 was $31 million and $42 million, respectively, attributable to Corporate and Other. This backlog primarily relates to research activities for outside customers.

ENVIRONMENTAL MATTERS

     Information with respect to Environmental Matters is incorporated herein by reference to Management's Discussion and Analysis--Environmental Matters included in Part II, Item 7 and in note 17 to the financial statements included in Part II, Item 8 of this report.

RESEARCH AND DEVELOPMENT

     Data with respect to research and development is incorporated herein by reference to note 21 to the financial statements included in Part II, Item 8 of this report.

EMPLOYEE RELATIONS

     During 1996, Westinghouse employed an average of 59,275 people, of whom 49,430 were located in the United States. Included in the 1996 average employees were 22,533 employees associated with government-owned facilities and the U.S. naval nuclear reactors program and 6,330 employees in Discontinued Operations. During the same period, 5,741 domestic employees were represented in collective bargaining by 36 labor organizations.

FOREIGN AND DOMESTIC OPERATIONS

     Information with respect to foreign and domestic operations and export sales is incorporated herein by reference to note 21 to the financial statements included in Part II, Item 8 of this report.

ITEM 2. PROPERTIES.

     At December 31, 1996, the Corporation's Continuing Operations owned or leased 850 locations totalling more than 24 million square feet of floor area in the United States and 38 foreign countries. Domestic locations of Continuing Operations comprised approximately 82% of the total space.

     Facilities leased in the United States accounted for approximately 16% of the total space occupied by Continuing Operations and facilities leased in foreign countries accounted for approximately 7% of the total space occupied by Continuing Operations. No individual lease was material.

     A number of manufacturing plants and other facilities formerly used in operations are either vacant, partially utilized, or leased to others. All of these plants are expected to be sold, leased, or otherwise utilized. Except for these facilities, the Corporation's physical properties are adequate and suitable, with an appropriate level of utilization, for the conduct of its businesses in the future.

ITEM 3. LEGAL PROCEEDINGS

     (a) On February 27, 1996, suit was brought against the Corporation in the United States District Court (USDC) for the District of New Jersey by Public Service Electric & Gas Company, PECO Energy Company, Atlantic City Electric Company, and Delaware Power & Light Company, the owners of the Salem Generating Station. The suit alleges counts under the Racketeer Influenced and Corrupt Organization Act (RICO), for fraud and for negligent misrepresentation and for breach of contract in connection with the Corporation's supply of steam generators and for service orders in 1993 and 1995 related to these steam generators. The parties continue to engage in discovery.

     (b) In August 1988, the Pennsylvania Department of Environmental Resources
(PDER) filed a complaint against the Corporation alleging violations of the Pennsylvania Clean Streams Law at the Corporation's Gettysburg, Pennsylvania, elevator plant. The PDER requested that the Environmental Hearing Board assess a penalty in the amount of $9 million. The Corporation has denied these allegations. The parties completed discovery and a portion of the hearing on the complaint began in 1991. The hearing resumed in 1992 and concluded in February 1993. In November 1996, the Board assessed a civil penalty of approximately $5.5 million. The Corporation timely filed an appeal with Commonwealth Court.

     (c) The Corporation has been defending, in the USDC for the Western District of Pennsylvania (the District Court), consolidated class and derivative actions and an individual lawsuit brought by shareholders of the Corporation against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of Westinghouse common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI and WCC. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims, with leave to replead certain claims in both actions. Both actions were subsequently repled. On January 20, 1995, the court again dismissed the derivative complaint in its entirety with prejudice. On February 8, 1995, this dismissal was appealed. Also on January 20, 1995, the court dismissed the class action claims, but granted plaintiffs the right to replead certain of the class action claims. Plaintiffs, in the class action, did not replead the claims and on February 28, 1995, the court dismissed these claims in their entirety. Plaintiffs in both the derivative and class action suits appealed the rulings and dismissals of their claims by the District Court to the United States Court of Appeals for the Third Circuit. In July 1996, the Court of Appeals affirmed in part and reversed in part the class action claims. Pursuant to the ruling, this case has been remanded to the District Court, where the plaintiffs will proceed with their surviving claims against the Westinghouse defendants and others. In the derivative action, the Court of Appeals affirmed the dismissal of this action by the District Court.

     In February 1997, a duplicative class action suit was brought against the Corporation in the USDC for the Western District of Pennsylvania. This case alleges similar facts and includes the same defendants named in the previous class action complaint filed in the USDC for the Western District of Pennsylvania.

     (d) In February 1993, the Corporation was sued by 108 former employees who were laid off subsequent to the cancellation by the federal government of all contracts pertaining to the carrier-based A-12 aircraft program. The complaint alleges age discrimination on the part of the Corporation. The suit was filed in the USDC for the District of Maryland. The plaintiffs seek back pay with benefits and reinstatement of jobs or front pay. In April 1993, the Equal Employment Opportunity Commission (EEOC) filed a class-action, age discrimination suit against Westinghouse in the USDC for the District of Maryland on behalf of 388 former Westinghouse employees (which includes the aforementioned 108 employees) who were laid off or involuntarily terminated from employment subsequent to the federal government's cancellation of all contracts pertaining to the carrier-based A-12 aircraft program. The suit alleges age discrimination and discriminatory employment practices. The suit seeks back pay, interest, liquidated damages, reinstatement of jobs, court costs and other appropriate relief. In May 1993, these two cases were consolidated by the court. The court has adopted a trial structure which contemplates separate trials for plaintiffs in each of the 10 business segments within the Electronic Systems Group at the time of the February 1991 reduction-in-force. The parties have engaged in extensive discovery which was largely concluded in June of 1995. Currently, there is a stay in the proceedings as the parties attempt to effect a settlement which has been reached in principle.

     (e) The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At December 31, 1996, the Corporation had approximately 103,000 claims outstanding against it. In court actions that have been resolved, the Corporation has prevailed in the vast majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims.

Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims.

     A number of the asbestos-related cases pending against the Corporation, including those pending in Mississippi, Baltimore and West Virginia, are consolidated or purported class action cases. In consolidated cases, the claims of a group of plaintiffs are tried together, and oftentimes limited findings with respect to common issues of fact and punitive damages are decided with respect to a representative grouping of plaintiffs and then applied to other individuals in the group. However, for the Corporation to be liable for damages to any particular claimant, that individual claimant must prove that he developed an asbestos-related disease, that he was exposed to a Westinghouse product, and that this exposure was a substantial factor in the development of the disease.

     (f) In August of 1993, the bankruptcy Trustee for the Bonneville Pacific Corporation (Bonneville) sued over 70 defendants, including the Corporation, in federal district court in Salt Lake City, Utah. The Trustee's claims against the group of defendants, including the Corporation; Deloitte & Touche, Mayer, Brown & Platt; Piper Jaffray, Inc.; and Kidder Peabody and Company, were numerous, but consisted primarily of common law fraud and aiding and abetting in breaches of fiduciary duty on the part of former officers and directors of Bonneville. There were also claims by the Trustee for the tort of conspiracy and civil RICO violations. The Corporation's involvement with Bonneville consisted of four sale-leaseback transactions in co-generation projects through its former subsidiary, WCC. On December 3, 1996, the parties reached an agreement resolving all claims in this matter.

     Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the foregoing matters and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described in items (a) through (e) above, and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A special meeting of shareholders of the Corporation was held on December 10, 1996.

(b) The following matters were submitted to a vote of the shareholders at the special meeting with the following results:

               (i) A management proposal regarding an amendment to the Restated Articles of Incorporation of the Corporation to increase the number of authorized shares of common stock from 630,000,000 to 1,100,000,000: 264,457,464 shares of common stock were voted for, 7,324,247 shares were voted against, and 2,833,278 shares abstained in connection with the adoption of this proposal.

               (ii) A management proposal regarding the issuance of common stock of the Corporation in accordance with the terms of the Agreement and Plan of Merger among the Corporation, R Acquisition Corp., and Infinity Broadcasting Corporation, dated as of June 20, 1996, as amended: 259,491,956 shares of common stock were voted for, 5,936,426 shares were voted against, and 2,922,020 shares abstained in connection with the adoption of this proposal.

EXECUTIVE OFFICERS

     The names, ages, offices, and positions held during the past five years by each of the executive officers of the Corporation as of March 5, 1997 are listed below. Officers are elected annually. There are no family relationships among any of the executive officers of the Corporation.

                                                                             AGE AT
                    NAME, OFFICES, AND POSITIONS                          MARCH 5, 1997
    ------------------------------------------------------------        -----------------
    Michael H. Jordan -- Chairman and Chief Executive Officer                  60
      since June 30, 1993; Partner with Clayton, Dublier & Rice,
      Inc. from September 1992 to June 1993; Chairman of PepsiCo
      International Foods and Beverages Division from December
      1990 to September 1992.
    Gary M. Clark -- Vice Chairman and President since November                61
      12, 1996; President from June 30, 1993 to November 1996;
      President and Acting Chief Executive Officer from January
      27, 1993 to June 30, 1993; Member of President's Office
      from January 1, 1993 to January 27, 1993; Executive Vice
      President, Industries and Corporate Resources from
      December 1990 to January 1993.
    Louis J. Briskman -- Senior Vice President and General                     48
      Counsel since January 1994; Senior Vice President,
      Secretary and General Counsel from January 1993 to January
      1994; Deputy General Counsel from January 1989 to January
      1993.
    Francis J. Harvey -- Executive Vice President and Chief                    53
      Operating Officer, Industries & Technology Group since
      March 1, 1996; President, Electronic Systems from March 1,
      1995 to February 29, 1996; President, Westinghouse
      Government and Environmental Services Co. from January
      1994 to March 1, 1995; Vice President, Science and
      Technology from July 1993 to January 1994; General
      Manager, Marine Division from July 1986 to July 1993.
    Mel Karmazin -- Chairman and Chief Executive Officer of CBS                53
      Radio since December 31, 1996; President and Chief
      Executive Officer, Infinity Broadcasting Corporation from
      1986 to December 31, 1996.
    Peter A. Lund -- President and Chief Executive Officer of                  56
      the CBS Television and Cable Group since January 1997 and
      Chief Executive Officer and President of CBS Inc. since
      November 28, 1995; President, CBS/Broadcast Group, from
      February 1995 to November 27, 1995; President, CBS
      Television Network, from March 1994 to February 1995;
      Executive Vice President of CBS/ Broadcast Group, from
      October 1990 to March 1994.
    Charles W. Pryor, Jr. -- President, Energy Systems, since                  52
      March 5, 1997; management consultant within his own
      company in Lynchburg, Virginia from the end of 1995 to
      March 1997; President and Chief Executive Officer of B&W
      Nuclear Technologies (which became a subsidiary of
      Framatome, S.A. in 1993) from 1991 to the end of 1995.
    Fredric G. Reynolds -- Executive Vice President and Chief                  46
      Financial Officer since March 1994; Senior Vice President,
      Finance, and Chief Financial Officer, PepsiCo
      International Foods from December 1990 to March 1994.

                                                                             AGE AT
                    NAME, OFFICES, AND POSITIONS                          MARCH 5, 1997
    ------------------------------------------------------------        -----------------
    Carol V. Savage -- Vice President and Chief Accounting                     46
      Officer since July 30, 1996; Director, Corporate Reporting and Policies from November 1994 through July 1996;
      Controller, Nuclear and Advanced Technology Division,
      Energy Systems from June 1992 through October 1994;
      Assistant Controller, Westinghouse Financial Services,
      Inc., from August 1989 through May 1992.
    James F. Watson -- President, Thermo King since February                   59
      1993; Vice President and General Manager, North American
      Division of Thermo King from October 1983 to February
      1993.
    Randy H. Zwirn -- President, Power Generation since December               43
      20, 1996; Executive Vice President and Chief Operating
      Officer of Power Generation from January 1996 to December
      20, 1996; General Manager, Power Generation Systems
      Division from 1994 to January 1996; General Manager, Power
      Generation Projects Division from 1990 to 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal markets for the Corporation's common stock are identified on page 1 of this report. The remaining information required by this item appears on page 64 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item appears on pages 63 and 64 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears on pages 14 through 30 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item, together with the reports of KPMG Peat Marwick LLP dated January 29, 1997 and Price Waterhouse LLP dated February 12, 1996, except for the restatements discussed in notes 1 and 3, for which the dates are March 31, 1996 and November 13, 1996, appears on pages 31 through 64 of this report and is incorporated herein by reference.

                                                                                   PAGE
                                                                                   -----
    Report of Management                                                            31
    Reports of Independent Auditors and Accountants                                 32
    Consolidated Statement of Income for each of the three years in the             33
      period ended December 31, 1996
    Consolidated Balance Sheet at December 31, 1996 and 1995                        34
    Consolidated Statement of Cash Flows for each of the three years in the         35
      period ended December 31, 1996
    Notes to the Financial Statements                                               36
    Quarterly Financial Information (unaudited)                                     63
    Five-Year Summary Selected Financial and Statistical Data (unaudited)           64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by Item 304(a) of Regulation S-K was previously reported in a Current Report on Form 8-K (Items 4 and 7) dated June 5, 1996 to report a change in the Corporation's independent accountants.

     There were no reportable events as described in Item 304(b).

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

For most of 1996, the Corporation operated essentially as two separate companies--a media company and an industries and technology company--joined only by a shared capital structure, certain common overhead functions, and senior management.

Following the acquisition of CBS in late 1995, the media company focused on integrating its radio and television stations, improving its network operations, and expanding its radio and cable programming operations. On December 31, 1996, the Corporation completed an acquisition of Infinity Broadcasting Corporation (Infinity), thus creating the premier radio group consisting of 79 radio stations. The total purchase price of $4.7 billion consisted of $3.8 billion of equity and $.9 billion of debt. In exchange for Infinity's shares, Westinghouse issued 183 million new common shares which, when the merger agreement was reached, had a market value of $18.875 each. These new shares, together with the options outstanding, resulted in an increase in shareholders' equity of $3.8 billion. In addition, the Corporation repaid $936 million of Infinity's debt by replacing it with Westinghouse revolver debt.

The industries and technology company focused on strengthening its operations through increased market penetration and continued cost improvement efforts. Thermo King Corporation (Thermo King) built on its strength in domestic markets and expanded its international presence, particularly in Europe, Latin America and Asia. It made two strategic acquisitions--a Danish manufacturer of container refrigeration units and a German manufacturer of air conditioning units for buses. Power Generation also continued its global expansion. Of its $2.5 billion of new orders, nearly 65% originated outside the United States. Its joint venture investments in China are expected to provide unique oppor-tunities to develop that market. Cost reduction efforts throughout the industries and technology company continued with improvements in supply management and production efficiencies as well as through workforce reductions.

In early 1996, the Corporation completed the sales of The Knoll Group (Knoll), its office furniture business, and its defense and electronic systems business for cash proceeds totalling $3.6 billion. A combined after-tax gain of $1.2 billion was recorded on the sales of these Discontinued Operations. The proceeds were used to repay a portion of the debt incurred to finance the acquisition of CBS. The debt repayment enabled the Corporation to complete a new $5.5 billion credit facility with more favorable terms to replace its $7.5 billion credit facility. The repayment of the outstanding debt under the previous facility resulted in a $93 million after-tax extraordinary loss from a non-cash write-off of deferred financing fees for the early extinguishment of debt.

In determining the core businesses that would comprise its industries and technology company, the Corporation decided to exit both its environmental services and its communication and information systems businesses. Both of these segments have been accounted for as Discontinued Operations. On December 31, 1996, the Corporation completed the sale of Westinghouse Security Systems, its residential security business, for approximately $425 million, including the assumption of certain liabilities by the buyer.

In November 1996, the Board of Directors approved a plan to separate the industries and technology businesses by way of a tax-free dividend to shareholders, forming a new publicly traded company to be called Westinghouse Electric Company (WELCO). The plan also provides that Thermo King will conduct a public offering of up to 20% of its common stock and will become a majority-owned subsidiary of WELCO. Completion of the plan is subject to a number of conditions, including a favorable ruling from the Internal Revenue Service and the registration of the WELCO common stock under the Securities Exchange Act of 1934. There can be no assurance that the separation will occur or as to the related timing. Furthermore, if the separation does occur, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan.

On February 10, 1997, the Corporation announced that it reached a definitive merger agreement with Gaylord Entertainment Company (Gaylord) whereby the Corporation will acquire Gaylord's two major cable networks--The Nashville Network (TNN) and Country Music Television (CMT). The acquisition includes domestic and international operations of TNN, the U.S. and Canadian operations of CMT, and approximately $50 million of working capital. The purchase price of $1.55 billion will be paid in Westinghouse common stock. The number of shares to be issued will depend on the average closing price of the Corporation's stock during a trading period just prior to closing the transaction, subject to certain limits on the total number of shares to be issued and certain termination rights under the merger agreement. The transaction is subject to several conditions, including regulatory approvals, the receipt of a favorable ruling from the Internal Revenue Service, and the approval of Gaylord's shareholders.

CONSOLIDATED OPERATING RESULTS

The Corporation reported net income for 1996 of $30 million compared to $15 million for 1995 and $77 million for 1994. On a per-share basis, net income was $.07 for 1996, a loss of $.05 for 1995, and income of $.07 for 1994. The per-share amounts for 1995 and 1994 reflect a reduction for dividend requirements on the Series B preferred stock, which converted to common stock in September 1995. Net income includes results from Continuing Operations, Discontinued Operations, and the extraordinary loss on early extinguishment of debt, as presented below.

COMPONENTS OF NET INCOME (in millions)

YEAR ENDED DECEMBER 31        1996   1995   1994
================================================
Loss from Continuing
  Operations                 $(838)  $(19)  $ (8)
Income from Discontinued
  Operations                   961     34     85
Extraordinary loss             (93)     -      -
------------------------------------------------
Net income                   $  30   $ 15    $77
================================================

The results for Continuing Operations included a number of special items, summarized in the following table:

IMPACT OF SPECIAL ITEMS (in millions)

YEAR ENDED DECEMBER 31             1996       1995        1994
==============================================================
Restructuring                   $  (273)    $  (83)     $  (19)
Litigation matters                 (486)      (236)          -
Impairment of assets                (15)         -           -
Environmental remediation
  activities                       (175)         -           -
Contract accounting adjustments    (128)         -           -
Other                               (30)         -           -
--------------------------------------------------------------
  Total impact on
    operating profit            $(1,107)    $ (319)     $  (19)
--------------------------------------------------------------
Gain on sale of investment            -        115           -
Pension settlement loss               -          -        (308)
Loss on assets held for sale       (152)         -           -
--------------------------------------------------------------
   Total impact on other
     income and expenses        $  (152)    $  115      $ (308)
--------------------------------------------------------------
Total pre-tax impact on
  Continuing Operations         $(1,259)    $ (204)     $ (327)
==============================================================
After-tax impact on
  Continuing Operations         $  (814)    $ (132)     $ (207)
==============================================================
Per-share impact on
  Continuing Operations         $ (1.84)    $(0.32)     $(0.54)
==============================================================

Excluding the after-tax impact of the special items included in the table above, income from Continuing Operations for 1996 was a loss of $24 million, or $.05 per share, compared to income of $113 million, or $.19 per share, for 1995 and $199 million, or $.39 per share, for 1994. Performance improvements by some of the businesses were more than offset by higher interest expense in each of the last two years, arising substantially from CBS acquisition debt and goodwill amortization resulting from the CBS acquisition.

RESULTS OF OPERATIONS--CONTINUING OPERATIONS

RESULTS OF OPERATIONS--CONTINUING OPERATIONS (in millions)

                                                                                                 OPERATING PROFIT (LOSS)
                              SALES OF PRODUCTS AND SERVICES     OPERATING PROFIT (LOSS)        EXCLUDING SPECIAL CHARGES
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31          1996        1995        1994     1996      1995     1994          1996       1995     1994
==========================================================================================================================
Media:
   Television                 $  809      $  405      $  325    $ 295     $ 149    $ 130         $ 295      $ 149    $ 130
   Network                     2,581         230           -       25        12        -            25         12        -
   Radio                         554         216         175      161        55       47           161         55       47
   Other Media Businesses        227         164         150        7        10       21             7         10       21
   Other Media                   (26)          1           -     (178)      (14)      (1)         (137)       (14)      (3)
--------------------------------------------------------------------------------------------------------------------------
Total Media                    4,145       1,016         650      310       212      197           351        212      195
--------------------------------------------------------------------------------------------------------------------------
Industries & Technology:
   Power Systems:
      Energy Systems           1,234       1,369       1,364      (30)      114      114            94        130      140
      Power Generation (a)     2,016       1,769       1,715     (183)      (16)     130            18         12      125
      Other Power Systems       (172)       (138)       (149)    (362)     (305)     (79)          (73)       (69)     (79)
    ----------------------------------------------------------------------------------------------------------------------
    Total Power Systems (a)    3,078       3,000       2,930     (575)     (207)     165            39         73      186
    ----------------------------------------------------------------------------------------------------------------------
    Thermo King                1,013       1,065         877      180       176      135           186        176      135
    Government Operations        121         155         133       63        81       77            71         81       77
--------------------------------------------------------------------------------------------------------------------------
Total Industries &
   Technology (a)              4,212       4,220       3,940     (332)       50      377           296        330      398
--------------------------------------------------------------------------------------------------------------------------
Corporate & Other                133         393         674     (734)     (161)    (165)         (296)      (122)    (165)
Intersegment Sales               (41)        (30)        (54)       -         -        -             -          -        -
--------------------------------------------------------------------------------------------------------------------------
Total (a)                     $8,449      $5,599      $5,210    $(756)    $ 101    $ 409         $ 351      $ 420    $ 428
==========================================================================================================================

(a) Sales for 1996 were reduced by a $180 million one-time adjustment to previous accounting for certain long-term contracts.

During 1996, the Corporation made several changes to its reported business segments. The environmental services line of business and the Communication & Information Systems (CISCO) segment were reclassified to Discontinued Operations in March and November 1996, respectively, in accordance with the Corporation's plan to exit these businesses. Previously, the environmental services business was reported as part of the Government & Environmental Services business segment. The remaining line of business comprising that segment is now reported as Government Operations. The previously reported Other Businesses segment, which consisted of non-strategic businesses that have been divested or closed over the last three years, has been combined with Corporate & Other. Segment information for 1995 and 1994 has been restated to reflect these changes.

The Corporation's consolidated revenues from sales of products and services increased $2,850 million in 1996 compared to 1995 and increased $389 million in 1995 compared to 1994, primarily due to the November 1995 acquisition of CBS.

Operating profit for each of the last three years included special charges related to restructuring activities, which totalled $273 million in 1996, $83 million in 1995, and $19 million in 1994. Operating profit for 1996 also included special charges of $486 million for litigation matters, $15 million for asset impairment based on the modification of projected recoverability of certain long-lived assets, and $175 million for environmental remediation matters. Also included in 1996 operating profit was a special charge of $128 million for contract accounting adjustments and $30 million for other costs related to previously divested businesses. See notes 1, 17, and 20 to the financial statements. Other special charges of $236 million for litigation matters were included in operating profit in 1995.

Excluding special charges, the 1996 increases in profits for the media businesses were more than offset by a 10% decline in profits for the industries and technology businesses and a significant increase in Corporate & Other costs. Subsequent to the sale of the defense and electronic systems business in February 1996, retiree pension and postretirement benefit costs previously absorbed by the operations of that business were included in Corporate & Other.

Results for the Corporation continue to be unfavorably affected by pension costs related to the unfunded pension obligation. Although the Corporation's objective is to reduce this earnings constraint over the next few years, management expects that it will continue to negatively affect operating results in 1997.

MEDIA

The results for CBS subsequent to the completion of the acquisition on November 24, 1995 are included in the results for Media. Sales and operating profit for CBS for the last 37 days of 1995 included in the Corporation's 1995 results were $305 million and $9 million, respectively.

The television group owned 14 television stations at year-end 1996 compared to 15 television stations and 5 television stations at December 31, 1995 and 1994, respectively. The radio group owned 79 radio stations at year-end 1996, including 40 radio stations acquired with Infinity on December 31, 1996, compared to 37 stations and 16 stations at December 31, 1995 and 1994, respectively. No results of operations are included in 1996 for Infinity. See note 2 to the financial statements.

The approval by the Federal Communications Commission (FCC) of the Corporation's acquisition of Infinity contained a number of temporary waivers of the FCC's television and radio cross-ownership rules. These waivers were granted subject to the outcome of the pending ownership rulemaking in which certain deregulation of the television and radio cross-ownership rules has been proposed. In the event that any station divestitures are required at the conclusion of this rulemaking, the Corporation would be required to file applications with the FCC for consent to the necessary divestitures within six months of the rulemaking order.

The order granting approval of the Infinity transaction made permanent the temporary waivers of the television and radio cross-ownership rules granted in connection with the Corporation's acquisition of CBS. The FCC orders approving both the CBS and Infinity acquisitions are subject to judicial appeals by certain third parties. The FCC has previously rejected the positions of these third parties, and the Corporation believes that such appeals are without merit.

The reported results for television, radio and the network include depreciation and amortization of specifically identifiable assets based on their fair values when acquired. Amortization of goodwill arising from the CBS acquisition, which approximates $120 million per year, is included in the results of Other Media. Where appropriate, the separate business discussions that follow provide a comparison of the actual 1996 results with the pro forma combined Group W and CBS actual results for 1995 and 1994.

For the entire Media group, earnings before interest, taxes, depreciation, and amortization (EBITDA) and the restructuring charge totalled $628 million for 1996. On a pro forma combined basis, EBITDA for 1995 was $536 million and $728 million for 1994. EBITDA differs from operating cash flows for the group primarily because it does not consider changes in assets and liabilities from period to period, and it includes the impact of purchase price accounting adjustments related to program rights of $164 million and $24 million for 1996 and 1995, respectively.

TELEVISION

On a pro forma combined basis, revenues for the television stations fell slightly for 1996 compared to 1995 due to lower ratings and affiliation changes at certain stations. Operating profit on a pro forma combined basis also declined slightly reflecting the lower revenues, although cost improvements at the stations reduced that impact. Also in 1996, WPRI, the television station in Providence, Rhode Island, was sold. No gain or loss was reported on this sale. A decline in pro forma combined performance for 1995 compared to 1994 generally was attributable to the CBS stations.

NETWORK

The network, on a pro forma basis, experienced a 3% increase in revenues in 1996 compared to 1995. Higher prices, revenues from the addition of college football, and increased syndication revenues were the primary factors. Operating profit on a pro forma basis increased to $25 million reflecting the favorable effects of higher prices and increased syndication revenues as well as lower demographic ratings and higher costs associated with coverage of the presidential election, advertising and promotion for the new primetime season, programming, and affiliate compensation. In addition, operating profit included the favorable effect of purchase accounting adjustments related to program rights totalling $131 million in 1996 and $24 million in 1995. Network results were strong in 1994 due to the broadcast of the Olympic Winter Games.

RADIO

Performance for 1996, which included results for two Chicago radio stations acquired January 2, 1996, was strong. On a pro forma combined basis, revenues grew 11% for 1996 compared to 1995. Operating profit on a pro forma combined basis increased 51% during the same period, reflecting increased revenues and significant benefits from cost reduction activities. Revenues and profits increased approximately 5% on a pro forma combined basis for 1995 compared to 1994.

OTHER MEDIA BUSINESSES

Other Media Businesses includes operating results for Group W Satellite Communications (GWSC) and EYEMARK Entertainment (EYEMARK). EYEMARK combines the activities of Group W Productions and MAXAM, a distribution and production company acquired in February 1996. Revenues for GWSC increased in 1996 compared to the prior year as a result of certain cable channel and network services acquired from CBS, increased advertising revenues, and the acquisition of TeleNoticias, a 24-hour, Spanish-language news service. Operating profit for GWSC was flat with 1995 as the increased revenues were offset by startup costs for TeleNoticias and a new cable channel, Eye on People. GWSC reported strong results in 1995. While revenues for production operations increased in 1996 compared to 1995, operating losses also increased due to absorbing MAXAM's operations. Operating results for 1995 and 1994 included significant program development costs at Group W Productions.

OTHER MEDIA

Costs for the Media group's headquarters and amortization of all goodwill arising from the CBS acquisition comprised Other Media. For 1996, Other Media included a $41 million restructuring charge for Group W's actions to obtain operational synergies between CBS and Group W. The cost of the CBS actions was recorded in connection with the CBS acquisition. Goodwill amortization related to the CBS acquisition totalled approximately $120 million for 1996.

INDUSTRIES & TECHNOLOGY

POWER SYSTEMS

Power Systems consists of Energy Systems and Power Generation, the Corporation's manufacturing and service businesses for the nuclear and fossil-fueled power generation industry. The results for the Power Systems segment in total reflect the impact of discounts on goods and services provided to customers under litigation settlements. However, the results for Energy Systems and Power Generation are presented as if the sales had been made at normal commercial rates. The effect of these discounts is presented in Other Power Systems.

Sales for Power Systems increased slightly over the last three years while operating profit declined significantly. However, excluding a one-time accounting adjustment for certain long-term contracts at Power Generation discussed below, sales for Power Systems in 1996 increased $258 million, or 9%, over 1995 due to a strong sales increase of $427 million from Power Generation, partially offset by a sales decrease of $135 million at Energy Systems.

In general, Power Systems has been unfavorably affected by the uncertainties caused by deregulation of the U.S. utility industry and price compression globally. In the United States, new power generation capacity additions have been modest. In addition, pressures on utilities to reduce spending for capital improvements and minimize outages for nuclear and fossil-fueled plants have adversely impacted the U.S. market. Internationally, new capacity additions are growing, but price compression continues to impact profitability.

ENERGY SYSTEMS Energy Systems sales were $1,234 million in 1996, a 10% decrease from 1995. Sales remained constant from 1994 to 1995. The decrease in sales in 1996 was due primarily to lower parts and service volume associated with utilities' spring power plant outages and a decline in simulator sales.

The operating loss for 1996 included $113 million for restructuring activities, including the separation of approximately 1,200 employees and $11 million for environmental remediation activities. Operating profit for 1995 and 1994 included $16 million and $26 million, respectively, for restructuring activities. Excluding restructuring charges in all years, 1996 operating profit of $94 million declined 28%, or $36 million, from 1995. This decrease in 1996 operating profit was primarily the result of lower volume from spring outages and a reduced level of income from project close-outs. Operating profit decreased 7% to $130 million in 1995 compared to 1994, primarily due to lower licensee income. Cost savings from restructuring activities have been partially offset by price compression.

Energy Systems orders were approximately $1.2 billion for both 1996 and 1995 and $1.3 billion in 1994 reflecting continued strong demand despite operating in a shrinking market. Year-end backlog remained stable at approximately
$3.2 billion for all three years.

POWER GENERATION In 1996, in recognition of changing market conditions and pricing pressures at Power Generation, the business unit modified its application of contract accounting principles to reflect a more conservative approach. A one-time accounting adjustment was recognized in the first quarter to reduce 1996 sales by $180 million and operating profit by $128 million.

Approximately half of this amount was recognized as profit in 1996 under the revised application. Excluding the special adjustment, the difference between operating profit as reported and operating profit that would have been reported under the previous method is not significant.

Excluding this adjustment, Power Generation sales were $2,196 million in 1996, a 24% increase from 1995. This sales increase resulted primarily from greater volume for combustion and steam turbines and large projects, particularly in the international market. In addition, slightly higher service volume contributed to the sales increase. Sales for 1995 increased 3% due to increased volume for combustion and steam turbines.

The operating loss for 1996 included $68 million for restructuring costs related to the separation of approximately 900 employees and the closing of a manufacturing plant, as well as the $128 million one-time accounting adjustment. The operating loss for 1995 included $28 million for restructuring activities while 1994's results included a favorable adjustment of $5 million for a modification of previous restructuring plans.

Excluding the impact of these special items, 1996 operating profit increased $6 million to $18 million; operating profit in 1995 decreased $113 million to $12 million compared to 1994. A shift in product mix from higher margin service and parts sales to lower margin new apparatus and project sales has depressed profits in recent years. Service and parts sales were affected by a combination of improved equipment reliability and deferral of maintenance by utilities. The severe price compression experienced in 1995 in the new apparatus business appeared to moderate in 1996. The reduced service and parts volume combined with the price compression on new apparatus more than offset the cost improvements made as a result of restructuring activities. Power Generation continues to respond to the significant market pressures through aggressive cost reduction measures in both direct product cost and overhead.

Power Generation orders of $2.5 billion for 1996 were slightly higher than 1995. The focus on international orders has grown dramatically over the last several years. In 1996, nearly 65% of new orders originated outside the United States. Also in 1996, Power Generation adjusted backlog by approximately
$650 million for project cancellations, delays, or other uncertainties. Backlog was $2.8 billion at the end of 1996 compared to $3.1 billion at year-end 1995.

OTHER POWER SYSTEMS Other Power Systems includes eliminations of sales between Energy Systems and Power Generation, as well as activities related to uranium, steam generator and Philippines litigation matters, including legal fees incurred, estimated losses for settlements, and discounts. Other Power Systems operating losses excluding special charges primarily represent discounts from commercial prices on goods and services supplied under previous settlement arrangements when discounted prices exceed costs. Special charges for litigation matters reflect discounts that exceed profit margins. In 1996 and 1995, special charges of $289 million and $236 million, respectively, were recognized for estimated costs in excess of discounted prices related to litigation and other matters. Excluding these special charges, the operating losses in 1996, 1995 and 1994 were $73 million, $69 million and $79 million, respectively.

THERMO KING

Orders for 1996 totalling $1 billion were flat with 1995. Strong orders for service parts offset a downturn in the North American truck and trailer business and reduced container volume. Orders in 1995 exceeded 1994 by $20 million, or 2%, due to strong international demand, particularly in Europe. International orders accounted for nearly 52% of Thermo King's total orders for 1996.

Sales in 1996 declined $52 million, or 5%, from 1995, primarily driven by the slowdown in the North American truck and trailer market. This reduction was offset in part by strong sales of service parts. Total international sales remained consistent with the prior year in part because of two fourth-quarter 1996 acquisitions-Sabroe Reefer Cool, a Danish manufacturer of container refrigeration units, and Thermal, a German manufacturer of air conditioning units for buses. Sales in 1995 exceeded 1994 by $188 million, or 21%, due to strong international demand.

Despite downturns in the North American truck and trailer market, Thermo King reported record profit in 1996. Operating profit reached $180 million, which was $4 million, or 2%, higher than 1995. The impact of reduced sales levels was more than offset by a significant reduction in operating costs and higher margin on service parts. Substantial cost reductions were achieved through improvements on material procurement and productivity. In addition, operating profit for 1996 included $6 million of restructuring costs related to a plant closing in the United Kingdom and the exit of the heavy rail refrigeration business. Operating profit was also strong in 1995, exceeding 1994 by $41 million, or 30%. This was primarily a result of the higher 1995 sales volume.

The Corporation's current plan to separate its industries and technology businesses and its media businesses includes a public offering by Thermo King of up to 20% of its common stock.

GOVERNMENT OPERATIONS

Government Operations supplies nuclear services to the U.S. Department of Energy (DOE), U.S.Army, and the U.S. naval nuclear reactors program. Sales in 1996 decreased 22% from 1995 due to losses of a Navy engineering contract and reduced government spending. The loss of the maintenance and operations contract for the DOE's Hanford site did not materially impact results in 1996 although future results will be affected. The lost revenue from the Navy engineering contract was partially replaced by a new five-year contract with the U.S. Army for a chemical demilitarization project and a one-year contract for the nuclear maintenance planning and control activities at a DOE laboratory. Government Operations was also awarded the DOE's Savannah River contract for an additional five-year period.

Sales for the management of government sites were strong for 1995, with sales up 17% compared to 1994. Benefits from the DOE's new performance based contracts were partially offset by the loss of a management contract at a DOE facility in Idaho.

The Corporation intends to aggressively pursue retention of its current government contracts and to selectively bid for sites not currently managed by the Corporation. This has resulted in increased bid and proposal costs, particularly in 1996.

The 1996 operating profit included $8 million for restructuring activities related to the separation of approximately 30 employees associated with terminated contracts. Excluding the restructuring charge, operating profit decreased 12% to $71 million in 1996 compared to 1995. Operating profit for 1995 increased 5% to $81 million compared to 1994 as a result of the new DOE performance based contracts, partially offset by the loss of operating profit from the Idaho DOE facility.

CORPORATE & OTHER

During 1996, the Corporation completed the sale of Wittnauer International, Inc., a previously identified non-strategic business. In 1995, several other non-strategic businesses were sold as well as the Corporation's majority interest in MICROS Systems, Inc. (MICROS). In addition, the Corporation closed a plant in Abingdon, Virginia. Controlmatic and Gladwin were divested in 1994. The decline in revenues over the last three years reflects these divestitures.

Included in the operating loss for 1996 is $37 million for restructuring costs, $164 million for environmental remediation matters related primarily to businesses previously divested, $192 million for litigation contingencies, $15 million for asset impairment, and $30 million for other matters. Included in the 1995 operating loss was $39 million for restructuring.

Corporate costs excluding special charges increased dramatically in 1996. Nearly $150 million of this increase represents pension and other benefits associated with previously divested businesses. These costs increased in part because of a reduction in the pension discount rate from 8.5% to 6.75%, all of which is reflected in corporate costs. Upon the sale of the defense and electronic systems business in February 1996, Corporate & Other absorbed the retiree pension and postretirement benefit costs that previously were included in the results of operations for that business. In addition, corporate overheads were higher, in part, because of significant systems reengineering activities. Under the current plan to separate the media businesses from the industries and technology businesses, approximately 15% of costs for Corporate & Other would be allocated to the media businesses.

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

During the last three years, the Corporation has undertaken restructuring programs at its corporate headquarters as well as at several of its major businesses. In particular, Power Systems has identified initiatives at both its Power Generation and Energy Systems business units in an effort to remain competitive in light of a reduction in the demand for services and intense pricing pressures. Restructuring actions for Continuing Operations, including corporate headquarters, have resulted in the recognition of restructuring costs net of adjustments of prior plans totalling $273 million in 1996, $83 million in 1995, and $19 million in 1994.

The most significant cost component of the Corporation's restructuring plans generally involves the elimination of positions and the separation of employees. Approximately 4,200 positions were eliminated from Continuing Operations during the last three years resulting in employee separation costs totalling $319 million, including pension and postretirement curtailment costs. Other cost elements of these plans consisted of asset writedowns of $40 million and costs for facility closure or rationalization of $40 million. As of December 31, 1996, cash expenditures totalled $134 million for these plans. Cash expenditures of $146 million and $19 million are projected for 1997 and 1998, respectively. Employee separation costs generally are paid over a period of up to two years following the separation.

The annual savings expected from these restructuring initiatives approximates $100 million for the 1996 plan, $40 million for the 1995 plan, and $35 million for the 1994 plan. Cost savings realized approximated $80 million in 1996 and $40 million in 1995. Because an announced closing of a major plant is scheduled to occur later in 1997, the full benefit from these plans will not be realized until 1998. Also, competitive pressures causing price compression in certain of the Corporation's markets have absorbed a significant portion of the savings achieved through restructuring actions.

Results of operations for the Corporation's Discontinued Operations included restructuring actions, principally for the defense and electronic systems business and Knoll, which resulted in costs totalling $2 million in 1996, $52 million in 1995, and $52 million in 1994. These actions involved the separation of approximately 1,400 employees and the exiting of various product lines and closure of facilities.

In conjunction with the CBS acquisition, a plan was developed to integrate the CBS headquarters and the radio and television operations with those of the Corporation. The estimated cost for restructuring the CBS organization, including separating employees and closing facilities, is $100 million, of which $24 million had been spent as of year-end 1996. Total expenditures for 1997 and 1998 are anticipated to be $40 million and $25 million, respectively. Restructuring costs associated with the integration of Group W are included in the 1996 corporate restructuring plan discussed previously. No significant restructuring costs are anticipated for the Infinity acquisition.

Cost reduction initiatives are undertaken when the expected benefits are substantial in relation to the cost of the programs and are realizable in the near term. The Corporation expects to continue to implement restructuring initiatives as competitive conditions dictate in an ongoing effort to reduce its overall cost structure and improve its competitiveness.

1994 PENSION SETTLEMENT LOSS

The Corporation's restructuring activities contributed to a high level of lump-sum cash distributions from the Corporation's pension fund during 1994. The magnitude of these cash distributions required that the Corporation apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and recognize a settlement loss of $308 million. This noncash charge to income represents the pro rata portion of unrecognized losses associated with the pension obligation that was settled. Lump-sum cash distributions during 1996 and 1995 did not reach the threshold for recognition of a settlement loss.

The settlement loss in 1994 did not affect shareholders' equity because the decrease resulting from the income statement provision was fully offset by a reduction in the charge to shareholders' equity related to the minimum pension liability. See note 4 to the financial statements.

OTHER INCOME AND EXPENSES

Year-to-year fluctuations in other income and expenses were dramatic. A net expense of $86 million was recorded in 1996 compared to income of $137 million in 1995 and expense of $285 million in 1994.

In 1996, the net expense included an estimated loss of $152 million resulting from a decision to sell certain miscellaneous non-strategic assets. A
$17 million gain from the sale of equity investments partially offset this loss.

Other income for 1995 of $137 million included a pre-tax gain of $115 million from the sale of the Corporation's 62% interest in MICROS. The Corporation recorded an additional $7 million provision for the estimated loss on disposition of non-strategic businesses related to the disposition of Aptus, Inc. (Aptus).

For 1994, other income and expense, which was a net expense of $285 million, consisted primarily of the $308 million charge for the settlement of a portion of the Corporation's pension obligation as discussed previously. The Corporation recorded a $17 million provision for the estimated loss on disposition of non-strategic businesses to reflect changes in estimates related to previous divestiture decisions. These charges were partially offset by a gain of $32 million from the sale of two radio stations.

INTEREST EXPENSE

Interest expense for Continuing Operations increased $220 million in 1996 due to higher debt attributable to the CBS acquisition. The entire acquisition price of $5.4 billion was financed with debt. The Corporation repaid
$3.6 billion of this debt in the first quarter of 1996 through proceeds from the divestitures of Knoll and the defense and electronic systems business. Average debt increased from $3,506 million in 1995 to $5,841 million in 1996.

On August 29, 1996, the Corporation prepaid $3.2 billion of debt under its then-existing credit facility and replaced it with borrowings under a new revolving credit facility with more favorable borrowing rates (see Revolving Credit Facility). Weighted average interest rates were slightly lower in 1996 compared to 1995.

In conjunction with the presentation of Knoll and the defense and electronic systems business as Discontinued Operations, interest expense on Continuing Operations debt totalling $8 million in 1996, $48 million in 1995, and $37 million in 1994 was allocated to Discontinued Operations. See note 3 to the financial statements.

INCOME TAXES

The Corporation's 1996 provision for income taxes in total was 92% of the income before taxes and minority interest. The 1996 total provision of $399 million consisted of a $466 million benefit from Continuing Operations, $925 million expense from Discontinued Operations, and a $60 million benefit from an extraordinary item.

The Corporation's 1995 provision for income taxes in total was 63% of the income before taxes and minority interest. The 1995 total provision of $44 million consisted of $10 million from Continuing Operations and $34 million from Discontinued Operations.

The Corporation's 1994 provision for income taxes in total was 45% of the income before taxes and minority interest. The 1994 net provision totalled $71 million, consisting of an $11 million benefit from Continuing Operations and an $82 million expense from Discontinued Operations.

The Corporation's tax provision or benefit has fluctuated dramatically from the statutory tax of 35% of pre-tax income for 1996, 1995 and 1994. The items that caused the fluctuations for Continuing Operations are set forth in note 6 to the financial statements. Amortization of intangible assets has a significant effect on the relationship between income taxes and pre-tax income. No tax benefit is recognized on the goodwill amortization recorded as a result of the CBS acquisition. In future years, the effect will be more dramatic because of increased goodwill amortization that will result from the Infinity acquisition.

The net deferred tax asset at December 31, 1996 totalled $1,411 million. This amount consisted of a net deferred tax asset of $1,591 million from Continuing Operations partially offset by a net deferred tax liability of $180 million from Discontinued Operations. The temporary differences that give rise to deferred income taxes are shown in the Consolidated Deferred Income Taxes by Source table in note 6 to the financial statements.

The three significant sources of the net deferred tax asset are: (i) the tax effect of net operating loss carryforwards of $1,502 million, of which $1,401 million will expire by the year 2008 and the balance by 2010; (ii) the tax effect of cumulative net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes of $1,583 million representing future net income tax deductions; and (iii) alternative minimum tax credit carryforwards of $252 million that have no expiration date. Of the net temporary difference of $1,583 million, approximately $1,027 million relates to a net pension obligation, $1,285 million relates to an obligation for postretirement and postemployment benefits, and $1,938 million relates to reserves for restructuring, litigation and other matters. These are partially offset by temporary differences of approximately $1,569 million and $637 million related primarily to FCC licenses and to tax depreciation in excess of book depreciation, respectively.

Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized. In making this assessment, management considered the net losses generated in recent years as aberrations caused in part by the liquidation of a substantial portion of Financial Services assets and by other unusual actions. The reversal of temporary differences may cause tax losses in future years. Each tax-loss year would receive a new 15-year carryforward period. Under a conservative assumption that all net cumulative temporary differences other than net operating loss carryforwards had reversed in 1996, the Corporation would have through the year 2011 to recover the tax asset. This would require the Corporation to generate average annual taxable income of at least $230 million.

The following table shows a reconciliation of income or loss from Continuing Operations before income taxes to taxable income from Continuing Operations:

RECONCILIATION OF PRE-TAX INCOME (LOSS) FROM CONTINUING OPERATIONS TO U.S. FEDERAL TAXABLE INCOME (LOSS) (in millions)

YEAR ENDED DECEMBER 31                         1996          1995         1994
================================================================================
Pre-tax income (loss) from
       Continuing Operations                $(1,298)        $   2        $ (10)
--------------------------------------------------------------------------------
Permanent differences:
        Foreign and Puerto Rico                (191)         (167)        (136)
        State income tax                        114             -            4
        Goodwill                                130            26           16
        Other                                   (83)            9          (29)
--------------------------------------------------------------------------------
Net permanent differences                       (30)         (132)        (145)
--------------------------------------------------------------------------------
Temporary differences:
        Pensions                                (49)          (33)         270
        Long-term contracts                      87           (31)         (57)
        Depreciation                            (12)           92           14
        Provision for restructuring
           and other actions                    932           154          (87)
        Other                                  (161)          (59)         155
--------------------------------------------------------------------------------
Net temporary differences                       797           123          295
--------------------------------------------------------------------------------
U.S. federal taxable income (loss)          $  (531)        $  (7)       $ 140
================================================================================

DISCONTINUED OPERATIONS

In recent years, the Corporation has adopted several separate plans to dispose of major segments of its business. These businesses have been accounted for as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

The table on the following page summarizes each of the Corporation's segment disposal plans as well as the assets remaining as of December 31, 1996:

DISCONTINUED OPERATIONS


PLAN DATE            LINE OF BUSINESS                                    REMAINING ASSETS
==================================================================================================================================
November 1996        CISCO                                               Several businesses
March 1996           Environmental Services                              Several businesses
December 1995        Knoll                                               -
December 1995        Defense and Electronic Systems                      -
July 1995            Land Development (WCI)                              Mortgage notes receivable and miscellaneous securities
November 1992        Financial Services                                  Leasing receivables
November 1992        Distribution and Control (DCBU)                     -
November 1992        Westinghouse Electric Supply Company (WESCO)        Miscellaneous securities
==================================================================================================================================

In December 1996, the Corporation completed the sale of its residential security business, the largest component of the CISCO segment, for approximately $425 million, including the assumption of certain liabilities by the buyer. The gain realized on this sale was offset by estimated losses for disposal of other businesses comprising this segment as well as additional estimated losses for other components of Discontinued Operations. The remaining businesses in this segment generally are expected to be divested during 1997.

In the first quarter of 1996, the Corporation recorded an after-tax charge of $146 million for the estimated loss on disposal of the environmental services businesses. In December 1996, an additional after-tax loss of $100 million for disposal of these businesses was recognized for additional expected divestiture costs but was offset by gains related to other components of Discontinued Operations. Also in December 1996, the Corporation sold a portion of its hazardous waste disposal business for $31 million. The remaining businesses are generally expected to be divested during 1997.

In the first quarter of 1996, the Corporation completed the sale of Knoll and its defense and electronic systems business for a combined after-tax gain of $1.2 billion. The purchase price totalled $3.6 billion of cash plus the assumption by the buyer of certain pension and postretirement liabilities associated with the active employees of the defense and electronic systems business. The net proceeds from these transactions were used to repay debt of Continuing Operations.

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

The exit from the Financial Services business involved the sale of the real estate and corporate finance portfolios over a three-year period and the liquidation of the leasing portfolio through the year 2015 in accordance with contractual terms. The real estate and corporate finance portfolio investments essentially have been liquidated.

In the first quarter of 1994, the Corporation completed the sale of DCBU for a purchase price of $1.1 billion of cash and the assumption by the buyer of certain liabilities. During the same quarter, the Corporation also sold WESCO for a purchase price of approximately $340 million. The proceeds from the sale of WESCO consisted of approximately $275 million of cash, approximately $50 million of first mortgage notes, and the remainder of stock and options of the new company.

At December 31, 1996, the assets and liabilities of Discontinued Operations included those related to the remaining operating businesses from the CISCO segment and the environmental services business, the remaining securities from WCI, other miscellaneous securities, the leasing portfolio, and deferred income taxes. Liabilities also included debt and the estimated losses and divestiture costs associated with all Discontinued Operations, including estimated results of operations through divestiture.

Other than the leasing portfolio, the Corporation is actively pursuing the sale of assets, which are generally expected to be divested within the next year. Deferred income taxes, which result from temporary differences between book and tax bases of the assets and liabilities of Discontinued Operations, generally will be transferred to Continuing Operations upon reversal and will not result in the receipt or payment of cash by Discontinued Operations. Liabilities associated with divestitures are expected to be satisfied over the next several years. Debt will be repaid using cash proceeds from the liquidation of assets of Discontinued Operations. Cash proceeds in excess of those required to repay the debt and satisfy the divestiture liabilities of Discontinued Operations will be transferred to Continuing Operations.

Management believes that the net proceeds anticipated from the continued liquidation of assets of Discontinued Operations will be sufficient to fund the liabilities of Discontinued Operations, including the repayment of its debt. Management further believes that the liability for the estimated loss on disposal of Discontinued Operations of $672 million at December 31, 1996 is adequate to cover future operating costs, estimated losses, and the remaining divestiture costs associated with all discontinued businesses.

The following table presents sales and operating profit (loss) for Discontinued Operations for each of the three years in the period ended December 31, 1996:

RESULTS OF OPERATIONS (in millions)

YEAR ENDED DECEMBER 31                        1996          1995         1994
===============================================================================
Sales of products and services:
       DCBU and WESCO                        $   -        $    -       $  319
       Financial Services                       26            31           41
       WCI                                       -           108          248
       Defense and Electronic Systems          262         2,549        2,189
       Knoll                                    90           621          562
       Environmental Services                  237           299          335
       CISCO                                   337           361          314

Operating profit (loss):
       DCBU and WESCO                            -             -            4
       Financial Services                      (16)          (52)        (204)
       WCI                                       -            29           69
       Defense and Electronic Systems          (11)          195          207
       Knoll                                     9            60          (61)
       Environmental Services                 (100)          (56)         (17)
       CISCO                                   (77)           (1)          12
===============================================================================

DCBU and WESCO

Operating results for 1994 included revenues and the operating profits of DCBU for the month ended January 31, 1994 and of WESCO for the two months ended February 28, 1994, their respective dates of sale.

FINANCIAL SERVICES

Operating results of Financial Services reflect the continued liquidation of the portfolio investments. At December 31, 1996, portfolio investments totalled $845 million, a decrease of $56 million from $901 million at year-end 1995. Portfolio investments at December 31, 1996 and 1995, included $800 million and $822 million, respectively, of receivables, and $45 million and $79 million, respectively, of other portfolio investments. The receivables at year-end 1996 and 1995 consisted primarily of leasing receivables, while other portfolio investments included real estate properties and investments in leasing and real estate partnerships. With the divestiture of real estate and corporate finance assets essentially completed, future operating results generally will reflect the performance of the leasing portfolio.

Leasing receivables consist of direct financing and leveraged leases. At December 31, 1996 and 1995, 84% related to aircraft and 16% related to cogeneration facilities.

WCI

Operating results for 1995 included revenues and the operating profit of WCI until its sale in July 1995.

DEFENSE AND ELECTRONIC SYSTEMS

Operating results for 1996 included revenues and the operating loss of the defense and electronic systems business until its sale on March 1, 1996. Revenues for 1995 increased 16% to $2,549 million compared to 1994 as a result of increased volume from the defense electronics operations, including the Norden Systems acquisition, air traffic control, and mail processing systems.

Operating profit included restructuring charges of $49 million and $11 million in 1995 and 1994, respectively. Excluding these charges in both years, operating profit increased 12% in 1995 as a result of the higher revenues.

KNOLL

In 1996, revenues and the operating loss for Knoll represented its operating results until its sale on February 29, 1996. In 1995, revenues increased 10% to $621 million compared to 1994, reflecting increases in Knoll North America orders.

Knoll's operating profit of $60 million for 1995 represented a dramatic turnaround of this business. A major restructuring program, resulting in restructuring charges totalling $40 million in 1994, was implemented beginning in mid-1994 and was substantially completed in 1995. The results of this program were evident in both the North American and European results for 1995. Excluding these restructuring charges, Knoll's operating profit increased $81 million in 1995 compared to 1994. New products, strong sales across all product lines, and quick delivery programs contributed to the improvement.

ENVIRONMENTAL SERVICES

In 1996, revenues for the environmental services businesses decreased $62 million, or 21%, primarily due to a downturn in commercial and government activity. For 1995, sales decreased $36 million, or 11%, primarily as a result of the sale of Aptus in March 1995.

The operating loss increased $44 million in 1996, primarily due to the decline in sales and higher than anticipated waste disposal costs. For 1995, the operating loss increased $39 million due to higher costs for disposal of secondary waste.

The remaining businesses are expected to be divested in 1997.

CISCO

Sales in 1996 decreased $24 million, or 7%, compared to 1995. In 1995, sales increased $47 million, or 15%, compared to 1994. The decrease in sales in 1996 was primarily attributable to contracts won in 1995, which did not recur in 1996, partially offset by increased market penetration in the communication and residential security businesses.

The operating loss for 1996 of $77 million included $41 million for restructuring activities and impaired asset writedowns, while the operating loss for 1995 of $1 million included $3 million for restructuring. Excluding special charges in all years, the operating loss increased $38 million in 1996 and $10 million in 1995. The decrease in operating profit in 1996 is primarily the result of the decline in sales and higher strategic expenses. The decrease in operating profit in 1995 is attributable primarily to reduced margins on wireless communications contracts.

The Corporation is actively pursuing the disposition of the remaining businesses in this segment and generally expects the disposals to be completed within the next year.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Corporation continues to manage its liquidity as a consolidated enterprise without regard to whether assets or debt are classified for balance sheet purposes as part of Continuing Operations or Discontinued Operations. As a result, the discussion below focuses on the Corporation's consolidated cash flows and capital structure.

On December 31, 1996, the Corporation completed the acquisition of Infinity for a purchase price of $4.7 billion consisting of $3.8 billion of equity and $.9 billion of debt. The issuance of 183 million new common shares and the conversion of Infinity stock options into approximately 22 million Westinghouse stock options resulted in an increase to shareholders' equity of $3.8 billion. In addition, the Corporation repaid $936 million of Infinity revolver debt by replacing it with Westinghouse revolver debt.

On February 10, 1997, the Corporation announced an agreement to acquire two major cable networks--TNN and CMT. The purchase price of $1.55 billion will be paid in Westinghouse common stock, which will further increase the Corporation's equity. No debt will be assumed in conjunction with this transaction.

As discussed previously, the Corporation intends to separate its media businesses from its industries and technology businesses through a tax-free dividend of the industries and technology businesses to shareholders. As currently contemplated, the media company will retain all debt obligations of the current Westinghouse as well as the $1.5 billion tax net operating loss carryforward. The industries and technology company will assume most of the unfunded pension obligation and other non-debt obligations generated by the Corporation's industrial businesses in earlier years. There can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan.

In late 1995, the Corporation acquired CBS for $5.4 billion and financed the entire purchase price with debt. In early 1996, the Corporation completed the sales of Knoll and the defense and electronic systems business and repaid approximately 65% of the acquisition debt.

The Corporation has and will continue to monetize non-strategic assets. In 1996, the Corporation adopted plans to exit its environmental services and communication and information systems businesses. In addition to the $3.6 billion of cash generated by the sale of Knoll and the defense and electronic systems business, sales of various non-strategic assets in 1996 generated cash proceeds of approximately $550 million. During 1997, sales of non-strategic assets are expected to generate additional cash of $300 million to $400 million.

Total debt for the Corporation was $6.1 billion at December 31, 1996, a decrease of $2.3 billion from December 31, 1995. Consistent with prior years, the Corporation's indebtedness during the first half of 1997 is expected to increase over year-end 1996 debt levels.

Management expects that the Corporation will have sufficient liquidity to meet ordinary future business needs. Sources of liquidity generally available to the Corporation include cash from operations, proceeds from sales of non-strategic assets, cash and cash equivalents, availability under its credit facility, borrowings from other sources, including funds from the capital markets, and the issuance of additional capital stock.

OPERATING ACTIVITIES

The operating activities of Continuing Operations used $50 million of cash during 1996, a decrease of $506 million from the amount provided in 1995. Major factors contributing to the additional use of cash were higher interest payments and certain contractual prepayments for program rights and program development.

Interest payments for Continuing Operations during 1996 were $446 million compared to $214 million during 1995. This increase was primarily attributable to the higher debt associated with the CBS acquisition.

During 1996, CBS, in its drive to improve programming and ratings, successfully negotiated several long-term contracts requiring the Corporation to make prepayments for future program rights and program development.

Cash contributions to all of the Corporation's pension plans totalled $250 million in 1996. Cash contributions during 1995 totalled $315 million, which was consistent with the 1994 cash contribution level. The 1996 decrease in the amount of cash contributions is primarily a result of the divestiture of the defense and electronic systems business and the assumption of certain pension liabilities by the buyer. The Corporation's contribution level for 1997, which is expected to be approximately $250 million to $300 million, is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years.

The operating activities of Discontinued Operations used $401 million of cash during 1996, provided cash of $237 million during 1995, and used $102 million during 1994. These cash flows consist primarily of cash provided by the operations of the defense and electronic systems business, Knoll, and WCI, offset by cash used in the operations of the environmental services businesses, Financial Services, and the communication and information systems businesses, and for divestiture costs associated with these transactions. The increase in the use of cash during 1996 primarily related to the divestiture costs of Knoll and the defense and electronic systems business as well as the cash use d in the operations of these businesses through the date of their disposal and in the operations of the environmental services and the communication and information systems businesses.

Future cash requirements of Discontinued Operations will consist primarily of interest costs on debt, remaining costs associated with completed divestitures, and operating and disposal costs associated with the environmental services and the communication and information systems businesses. Management believes that the future cash receipts of Discontinued Operations will be sufficient to satisfy the divestiture liabilities of Discontinued Operations and the remaining debt. Any cash in excess of that required to satisfy those liabilities will be transferred to Continuing Operations.

INVESTING ACTIVITIES

Investing activities provided $2.9 billion of cash during 1996 after using $4.3 billion of cash in 1995 and providing $1.4 billion in 1994. The sale of Knoll and the defense and electronic systems business during 1996 for $3.6 billion and the completion of the CBS acquisition in 1995 for $5.4 billion caused this significant change.

Acquisitions of $1.1 billion completed during 1996 included the cash investment associated with the repayment of Infinity debt, as well as purchases of two Chicago radio stations, TeleNoticias, a 24-hour, Spanish-language news service, several smaller businesses, and investments in several joint ventures primarily in China. CBS was the only major acquisition in 1995. In 1994, acquisitions included Norden Systems, which was divested with the defense and electronic systems business; the KPIX-AM and FM radio stations in San Francisco; and a minority interest in Group W radio for total cash expenditures of $109 million.

The Corporation completed the sales of Knoll and its defense and electronic systems business in 1996, generating $3.6 billion of cash. Remaining 1996 divestiture cash proceeds resulted primarily from the sales of certain non-strategic businesses, including Westinghouse Security Systems, the residential security business; Wittnauer International, Inc., a marketer of fine watches; WPRI, a Providence, Rhode Island television station acquired with CBS; and an environmental services business. During 1995, divestitures generated cash proceeds of $683 million and included the sale of the Corporation's WCI segment, an interest in MICROS, Aptus, and several smaller businesses. During 1994, the Corporation sold DCBU and WESCO, two radio stations, and two non-strategic businesses for total cash proceeds of $1.5 billion.

The Corporation generated $41 million of cash in 1996 through the continued liquidation of assets of Financial Services representing the majority of the remaining real estate portfolio investments. Cash proceeds from portfolio investment liquidations in 1995 and 1994 totalled $362 million and $323 million, respectively. The remaining Financial Services assets, which generally consist of the leasing portfolio, are expected to liquidate in accordance with their contractual terms.

The Corporation's total capital expenditures declined in 1996 primarily because of major divestitures of capital intensive businesses. Capital expenditures for Continuing Operations remained relatively stable over the three-year period at approximately $150 million to $200 million per year.

In 1996 and 1995, the Corporation generated $44 million and $305 million of cash, respectively, through the sales of investments held in two trusts that were established to fund executive benefit plans. The trust investments were replaced with the Corporation's common stock.

The Corporation expects to continue to liquidate assets of Discontinued Operations as well as its non-strategic assets.

FINANCING ACTIVITIES

Cash used by financing activities during 1996 totalled $2.4 billion compared to cash provided of $3.5 billion in 1995 and cash used of $2.2 billion in 1994. Financing cash outflows in 1996 included $3.6 billion of debt prepaid upon the sales of Knoll and the defense and electronic systems business. Also in 1996, the Corporation prepaid outstanding debt under its $7.5 billion credit facility and replaced it with borrowings under a new $5.5 billion credit facility with more favorable terms (see Revolving Credit Facility). Cash provided by financing activities in 1995 included $5.4 billion of borrowings to finance the CBS acquisition.

Total borrowings under the Corporation's $5.5 billion revolving credit facility were $3.3 billion at year-end 1996 (see Revolving Credit Facility). These borrowings were subject to a floating interest rate of 6.6% at December 31, 1996, which was based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

Dividends paid in 1996 included approximately $47 million for Series C preferred stock, with the remaining $80 million representing common stock dividends. Dividends paid in 1995 included approximately $47 million for Series C preferred stock, $38 million for Series B preferred stock, which converted to common stock in the third quarter of 1995, and approximately $74 million representing common stock dividends. Dividends paid during 1994 included those for the Series C preferred stock issued in March 1994, the Series B preferred stock, and common stock.

In March 1994, the Corporation sold in a private placement depository shares representing 3,600,000 shares of Series C preferred stock for net proceeds of $505 million. These shares convert to common shares on or about June 1, 1997. The Series B preferred stock, sold in June 1992, converted to 32,890,000 shares of common stock on September 1, 1995.

As a result of the stock issued in conjunction with the Infinity acquisition and the financing activities described above, the Corporation's net debt decreased from 84% of consolidated net capitalization at December 31, 1995 to 50% at December 31, 1996.

At year-end 1996, the Corporation had a shelf registration statement for debt securities with an unused amount of $400 million.

REVOLVING CREDIT FACILITY

On August 29, 1996, the Corporation completed a new bank credit agreement with a total commitment of $5.5 billion. Of this commitment, $4.0 billion became available on the closing date of the credit agreement. The balance became available on December 31, 1996, the closing date of the Infinity acquisition. The new agreement was structured as a revolving credit facility with a bullet maturity in five years. It contains more favorable terms than the previous seven-year $7.5 billion facility, including lower borrowing rates and the elimination of collateral, subsidiary guarantees, and mandatory prepayment provisions.

The unused capacity under the revolving credit facility equaled $2.2 billion at December 31, 1996. Borrowing availability under the revolver is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on liens incurred, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of these covenants become more restrictive over the term of the agreement. At December 31, 1996, the Corporation was in compliance with these covenants.

HEDGING ACTIVITIES

The Corporation enters into interest rate agreements to manage interest rate risk associated with various debt instruments. No transactions were speculative or leveraged. Given their nature, these agreements have been accounted for as hedging transactions. The notional amount of interest rate exchange agreements outstanding at December 31, 1996 was $130 million, with a weighted average fixed rate paid of 8.91%, all of which was associated with long-term debt of Continuing Operations. The average remaining maturity of these agreements was slightly longer than two years.

The Corporation's credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, the Corporation selects high credit quality counterparties. At December 31, 1996, the Corporation had no net credit exposure under its interest rate exchange agreements.

For 1996, outstanding interest rate exchange agreements resulted in a net increase in interest expense of Continuing Operations of approximately $5 million with a de minimis impact on the average borrowing rate. In 1995, outstanding interest rate agreements resulted in a net increase in the average borrowing rate for Continuing Operations of 0.2% and a net decrease in the average borrowing rate of Discontinued Operations of 0.2%. Corresponding interest expense for 1995 increased approximately $6 million for Continuing Operations and decreased approximately $1 million for Discontinued Operations.

The Corporation continually monitors its economic exposure to changes in foreign exchange rates and enters into foreign exchange forward or option contracts to hedge its transaction exposure when appropriate. As a result, the Corporation's unhedged foreign exchange exposure is not significant. Furthermore, changes in foreign exchange rates, whether favorable or unfavorable, are not expected to have a significant impact on the Corporation's financial results or operating activities.

With respect to the Corporation's operations in highly inflationary and unstable economies that are accounted for in accordance with SFAS No. 52, "Foreign Currency Translation," the combined total sales for those operations were less than 0.5% of the Corporation's sales for 1996.

ENVIRONMENTAL MATTERS

Compliance with federal, state and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on the Corporation. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations and technology, the adequacy of information available for individual sites, the extended time periods over which site remediation occurs, and the identification of new sites. See note 17 to the financial statements.

In the second quarter of 1996, the Corporation and its external consultants completed a study to evaluate the Corporation's environmental remediation strategies. Based on the costs associated with the most probable alternative remediation strategy for each of its approximately 90 sites, including the sites located in Bloomington, Indiana, the Corporation has an accrued liability of $466 million. This amount includes $175 million that was recognized in the second quarter of 1996. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability, measured in current dollars, includes $345 million for site investigation and remediation and $121 million for post-closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. The Corporation recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

Annual environmental costs include approximately $6 million for estimated future environmental closure costs at operating sites and approximately $6 million related to current management of hazardous waste and pollutants. Capital expenditures for environmental compliance, which totalled $8 million in 1996, may vary from year to year.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.

LEGAL MATTERS

The Corporation is defending a number of lawsuits on various matters. See note 17 to the financial statements. The Corporation recorded special charges for litigation matters during 1996 and 1995 of $486 million and $236 million, respectively. These amounts represent management's best estimate of incremental costs associated with potential settlements.

Since 1993, the Corporation has entered into agreements to resolve ten litigation claims in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Certain of these discounts will impact future operating results primarily over the next nine years.

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on this basis. In court actions resolved, the Corporation has prevailed in the vast majority of these claims and has resolved others through settlement. The Corporation is reimbursed for a substantial portion of its current costs and settlements through its insurance carriers. The Corporation has provided for its share of estimated costs associated with outstanding claims; however, it cannot reasonably estimate costs for unasserted asbestos claims.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the Corporation's pending cases and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced in note 17 and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

REPORT OF MANAGEMENT

The Corporation has prepared the consolidated financial statements and related financial information included in this report. Management has the primary responsibility for the financial statements and other financial information and for ascertaining that the data fairly reflect the financial position, results of operations, and cash flows of the Corporation. The financial statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and necessarily include amounts that are based on best estimates and judgments with appropriate consideration given to materiality. Financial information included elsewhere in this report is presented on a basis consistent with the financial statements.

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

The independent auditors provide an objective assessment of the degree to which management meets its responsibility for fair financial reporting. They regularly evaluate elements of the internal control structure and perform such tests and procedures as they deem necessary to express an opinion on the fairness of the financial statements.

The Board of Directors pursues its responsibility for the Corporation's financial statements through its Audit Review Committee composed of directors who are not officers or employees of the Corporation. The Audit Review Committee meets regularly with the independent auditors, management, and the corporate auditors. The independent auditors and the corporate auditors have direct access to the Audit Review Committee, with and without the presence of management representatives, to discuss the scope and results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.

We believe that the Corporation's policies and procedures, including its system of internal accounting controls, provide reasonable assurance that the financial statements are prepared in accordance with the applicable securities laws and with a corresponding standard of business conduct.

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF WESTINGHOUSE ELECTRIC CORPORATION

We have audited the accompanying consolidated balance sheet of Westinghouse Electric Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westinghouse Electric Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
Pittsburgh, Pennsylvania
January 29, 1997


REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF WESTINGHOUSE ELECTRIC CORPORATION

In our opinion, the accompanying consolidated financial statements appearing on pages 33 through 62 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Westinghouse Electric Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Corporation and its subsidiaries for any period subsequent to December 31, 1995.


Price Waterhouse LLP
Pittsburgh, Pennsylvania
February 12, 1996 except for the
restatements discussed in notes 1 and 3, for which the dates are March 31, 1996 and November 31, 1996

CONSOLIDATED STATEMENT OF INCOME (in millions except per-share amounts)

YEAR ENDED DECEMBER 31                                                                     1996          1995         1994
==========================================================================================================================
Service sales                                                                           $ 5,204       $ 2,398      $ 2,084
Product sales                                                                             3,245         3,201        3,126
--------------------------------------------------------------------------------------------------------------------------
 Sales of services and products                                                           8,449         5,599        5,210
--------------------------------------------------------------------------------------------------------------------------
Cost of services sold                                                                    (3,015)       (1,412)      (1,193)
Cost of products sold                                                                    (2,805)       (2,444)      (2,316)
--------------------------------------------------------------------------------------------------------------------------
 Costs of services and products sold                                                     (5,820)       (3,856)      (3,509)
--------------------------------------------------------------------------------------------------------------------------
Restructuring, litigation and other matters (notes 1, 17 and 20)                           (979)         (319)         (19)
Marketing, administration and general expenses                                           (2,406)       (1,323)      (1,273)
--------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                                    (756)          101          409
--------------------------------------------------------------------------------------------------------------------------
Other income and expenses, net (note 19)                                                    (86)          137         (285)
Interest expense                                                                           (456)         (236)        (134)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations before income taxes
 and minority interest in income of consolidated subsidiaries                            (1,298)            2          (10)
Income tax benefit (expense) (note 6)                                                       466           (10)          11
Minority interest in income of consolidated subsidiaries                                     (6)          (11)          (9)
--------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                                                            (838)          (19)          (8)
--------------------------------------------------------------------------------------------------------------------------
Discontinued Operations, net of income taxes (notes 1 and 3):
 Income (loss) from operations                                                              (57)          110           85
 Estimated gain (loss) on disposal of Discontinued Operations                             1,018           (76)           -
--------------------------------------------------------------------------------------------------------------------------
Income from Discontinued Operations                                                         961            34           85
--------------------------------------------------------------------------------------------------------------------------
Extraordinary item:
 Loss on early extinguishment of debt                                                       (93)            -            -
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $    30       $    15      $    77
==========================================================================================================================
Earnings (loss) per common share (note 15):
 Continuing Operations                                                                  $ (1.89)      $  (.13)     $  (.15)
 Discontinued Operations                                                                   2.17           .08          .22
 Extraordinary item                                                                        (.21)            -            -
--------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share                                                        $   .07       $  (.05)     $   .07
==========================================================================================================================
Cash dividends per common share                                                         $   .20       $   .20      $   .20
==========================================================================================================================

The Notes to the Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET (in millions)

AT DECEMBER 31                                                           1996                  1995
===================================================================================================
ASSETS:

  Cash and cash equivalents (note 1)                                  $   220               $   196
  Customer receivables (note 7)                                         1,561                 1,431
  Inventories (note 8)                                                    783                   839
  Uncompleted contracts costs over related billings (note 8)              686                   542
  Program rights                                                          431                   301
  Deferred income taxes (note 6)                                          817                   544
  Prepaid and other current assets                                        289                   257
---------------------------------------------------------------------------------------------------
  Total current assets                                                  4,787                 4,110
  Plant and equipment, net (note 9)                                     1,866                 1,908
  FCC licenses, net (note 10)                                           2,199                 1,242
  Goodwill, net (note 10)                                               8,776                 5,244
  Other intangible and noncurrent assets (note 10)                      2,261                 2,152
  Net assets of Discontinued Operations (note 3)                            -                 1,950
---------------------------------------------------------------------------------------------------
Total assets                                                          $19,889               $16,606
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Short-term debt (note 11)                                           $   497               $   306
  Current maturities of long-term debt (note 13)                            4                   330
  Accounts payable                                                        887                   796
  Uncompleted contracts billings over related costs (note 8)              334                   318
  Other current liabilities (note 12)                                   2,578                 2,112
---------------------------------------------------------------------------------------------------
  Total current liabilities                                             4,300                 3,862
  Long-term debt (note 13)                                              5,149                 7,226
  Pension liability (note 4)                                            1,069                 1,426
  Other noncurrent liabilities (note 14)                                3,619                 2,573
---------------------------------------------------------------------------------------------------
Total liabilities                                                      14,137                15,087
---------------------------------------------------------------------------------------------------
Contingent liabilities and commitments (note 17)
Minority interest in equity of consolidated subsidiaries                   10                    11
Shareholders' equity (note 15):
  Preferred stock, $1.00 par value (25 million shares authorized):
    Series C conversion preferred (4 million shares issued)                 4                     4
  Common stock, $1.00 par value (1,100 million shares authorized,
    609 million and 426 million shares issued)                            609                   426
  Capital in excess of par value                                        5,376                 1,848
  Common stock held in treasury                                          (546)                 (720)
  Minimum pension liability adjustment (note 4)                          (796)               (1,220)
  Cumulative foreign currency translation adjustments                      11                   (11)
  Retained earnings                                                     1,084                 1,181
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                              5,742                 1,508
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $19,889               $16,606
===================================================================================================

The Notes to the Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)

YEAR ENDED DECEMBER 31                                                             1996             1995           1994
=======================================================================================================================
Cash flows from operating activities of Continuing Operations:
 Loss from Continuing Operations                                               $   (838)         $   (19)      $     (8)
 Adjustments to reconcile loss from Continuing Operations
     to net cash provided (used) by operating activities:
   Depreciation and amortization                                                    405              193            180
   Pension settlement loss                                                            -                -            308
   Noncash restructuring charges                                                     65                6              -
   Losses (gains) on asset dispositions                                             135             (114)           (11)
   Other noncash provisions and accounting adjustments                              (21)             212              -
   Changes in assets and liabilities, net of effects of
      acquisitions and divestitures of businesses:
    Receivables, current and noncurrent                                              38              215           (173)
    Inventories                                                                     (82)               5            (79)
    Progress payments net of costs on uncompleted contracts                        (128)            (282)          (218)
    Accounts payable                                                                 61              109            132
    Deferred and current income taxes                                               125              (19)          (244)
    Program rights                                                                 (148)               -              -
    Other assets and liabilities                                                    338              150            161
-----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by operating activities of Continuing Operations               (50)             456             48
-----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by operating activities of Discontinued
 Operations (note 3)                                                               (401)             237           (102)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Business acquisitions                                                           (1,110)          (5,411)          (109)
 Business divestitures                                                            4,124              683          1,462
 Liquidation of assets of Financial Services                                         41              362            323
 Asset fundings of Financial Services                                                 -                -            (86)
 Capital expenditures (note 21)                                                    (206)            (290)          (259)
 Asset liquidations of trust investments                                             44              305              -
 Other                                                                                -               15             22
-----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                                      2,893           (4,336)         1,353
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Bank revolver borrowings                                                        21,067            7,480          9,143
 Bank revolver repayments                                                       (18,122)          (8,294)       (11,079)
 Net reduction in other short-term debt                                            (403)            (416)          (599)
 Repayments of long-term debt                                                    (5,012)              (9)           (81)
 Long-term borrowings                                                                 -            5,009             16
 Sale of equity securities                                                            -                -            505
 Treasury stock reissued                                                            174               89             58
 Debt issue costs                                                                   (12)            (176)           (15)
 Dividends paid                                                                    (127)            (159)          (153)
 Other                                                                                -                1              2
-----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                                     (2,435)           3,525         (2,203)
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                      7             (118)          (904)
Cash and cash equivalents at beginning of period (notes 1 and 3)                    226              344          1,248
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period (notes 1 and 3)                     $    233          $   226       $    344
=======================================================================================================================
Supplemental disclosure of cash flow information:
 Interest paid--Continuing Operations                                          $    446          $   214       $    134
 Interest paid--Discontinued Operations                                              52              139            259
-----------------------------------------------------------------------------------------------------------------------
 Total interest paid                                                           $    498          $   353       $    393
-----------------------------------------------------------------------------------------------------------------------
 Income taxes (refunded) paid                                                  $    (34)         $    61       $    123
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

Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

SEPARATION PLAN

On November 13, 1996, the Corporation announced that the Board of Directors had approved, subject to certain conditions, a plan to separate the Corporation's industries and technology businesses from its media businesses. This separation is expected to be effected by way of a tax-free dividend to shareholders, forming a publicly-traded company to be called Westinghouse Electric Company (WELCO). The plan also provides that Thermo King Corporation, Westinghouse's transport temperature control company, will conduct a public offering of up to 20% of its common stock and will become a majority-owned subsidiary of WELCO. If the separation is completed, shares of WELCO common stock will be distributed on a pro rata basis to the shareholders of record of Westinghouse common stock as of a date to be determined.

As currently contemplated, after the separation, Westinghouse (Media Company) will consist primarily of CBS Inc., Group W Satellite Communications Company and Infinity Broadcasting Corporation (Infinity), and WELCO will consist primarily of Power Systems, Thermo King, and Government Operations. Also, as currently contemplated, the Media Company will retain all debt obligations of the current Westinghouse as well as the $1.5 billion tax net operating loss carryforward, and WELCO will assume most of the unfunded pension obligation and other non-debt obligations generated by the Corporation's industrial businesses in earlier years. For segment financial information, see note 21 to the financial statements.

Completion of the separation is subject to a number of conditions, including a favorable ruling from the Internal Revenue Service that the transaction will not be taxable for U.S. federal income tax purposes to Westinghouse or its shareholders and the registration of the WELCO common stock under the Securities Exchange Act of 1934.

There can be no assurance that the separation will occur or as to the related timing. Furthermore, if the separation does occur, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan.

DISCONTINUED OPERATIONS

In November 1996, the Corporation adopted a plan to exit its Communication & Information Systems (CISCO) segment, and in March 1996, adopted a plan to exit its environmental services line of business included in its former Government & Environmental Services segment. These businesses were reclassified as Discontinued Operations in 1996.

In December 1995, the Corporation announced a plan to divest its defense and electronic systems business and The Knoll Group (Knoll), its office furniture unit. In July 1995, the Corporation sold WCI Communities, Inc. (WCI), its land development subsidiary. The Corporation's defense and electronic systems business represented a separate major line of business that comprised approximately 90% of the former Electronic Systems segment. These businesses were reclassified as Discontinued Operations in 1995.

The Corporation previously classified as Discontinued Operations its Distribution and Control Business Unit (DCBU), Westinghouse Electric Supply Company (WESCO) and its Financial Services business in conjunction with a 1992 plan to exit these businesses.

As a result, certain financial information previously issued has been restated to give effect to the classification of these businesses as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." See note 3 to the financial statements.

REVENUE RECOGNITION

Sales are recorded primarily as products are shipped, services are rendered, or advertisements are broadcast. The percentage-of-completion method of accounting is used for major power generation projects with a cycle time in excess of one year and major nuclear fuel and related equipment orders.

AMORTIZATION OF INTANGIBLE ASSETS

Identifiable intangible assets related to the Corporation's media businesses primarily include Federal Communications Commission (FCC) licenses, which are limited as to availability and have historically appreciated in value with the passage of time. Identifiable intangible assets and goodwill are amortized using the straight-line method over their estimated lives but not in excess of 40 years.

For the Corporation's industries and technology businesses, goodwill and other acquired intangible assets are amortized using the straight-line method over their estimated lives but not in excess of 40 years for assets acquired prior to January 1, 1994 and not in excess of 15 years for assets acquired after December 31, 1993.

CASH AND CASH EQUIVALENTS

The Corporation considers all investment securities with a maturity of three months or less when acquired to be cash equivalents. All cash and temporary investments are placed with high credit quality financial institutions, and the amount of credit exposure to any one financial institution is limited. At December 31, 1996 and 1995, cash and cash equivalents included restricted funds of $11 million and $20 million, respectively.

INVENTORIES

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out (FIFO) basis or market. The elements of cost included in inventories are direct labor, direct material, and certain overheads including factory depreciation. Long-term contracts in process include costs incurred plus estimated profits on contracts accounted for using the percentage-of-completion method.

PLANT AND EQUIPMENT

Plant and equipment assets are recorded at cost and depreciated over their estimated useful lives. Depreciation is generally computed on the straight-line method based on useful lives of 27.5 to 60 years for buildings, 20 years for land improvements, 3 to 10 years for office equipment, and 3 to 12 years for machinery and transportation equipment. Leasehold improvements are amortized over the terms of the respective leases. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred. The Corporation limits capitalization of newly acquired assets to those assets with cost in excess of $1,500.

PROGRAM RIGHTS

Costs incurred in connection with the production of, or the purchase of rights to, programs to be broadcast within one year are classified as current assets while costs of those programs to be broadcast subsequently are considered noncurrent. Program costs are amortized as the respective programs are broadcast. Program rights are carried at the lower of cost less accumulated amortization or estimated net realizable value.

ENVIRONMENTAL COSTS

The Corporation expenses or capitalizes, if appropriate under the Corporation's capitalization policy, environmental expenditures that relate to current operations. Expenditures that do not extend the service lives of assets or otherwise benefit future years are expensed. The Corporation records liabilities when environmental assessments or remedial efforts are probable, and the costs can be reasonably estimated. Such estimates are adjusted if necessary as new remediation requirements are defined or as more information becomes available.

The Corporation accrues over their estimated remaining useful lives the anticipated future costs of environmental closure activities and decommissioning of nuclear licensed sites.

OFF-BALANCE SHEET HEDGING

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

The differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense. Gains and losses realized upon early settlement of these agreements are deferred and amortized to interest expense over the term of the original agreement if the underlying hedged debt instrument remains outstanding or expensed immediately if the underlying hedged instrument is settled. At December 31, 1996 and 1995, the Corporation had no deferred gains or losses from terminated interest rate swaps recorded on its balance sheet.

FOREIGN EXCHANGE

The Corporation's foreign exchange policy includes matching purchases and sales in national currencies when possible and hedging unmatched transactions when appropriate. In accordance with this policy, the Corporation enters into various foreign exchange agreements to hedge receivables or payables. These agreements may be either foreign exchange forward or option contracts.

Gains and losses on foreign currency contracts offset gains and losses resulting from currency fluctuations inherent in the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recognized in net income in the period in which the transaction is consummated. The notional value of these contracts at December 31, 1996 was $149 million.

In limited cases, foreign exchange contracts may be used to hedge anticipated cash flows. Realized and unrealized gains and losses on these contracts are included in the determination of net income. The notional value of these contracts at December 31, 1996 was $22 million.

EXTRAORDINARY ITEM

In 1996, the Corporation extinguished prior to maturity $6.8 billion of debt under the then-existing $7.5 billion credit facility. These prepayments represented all outstanding borrowings under this facility. As a result of the early extinguishment of debt and the write-off of related debt issue costs, the Corporation recognized an extraordinary loss of $93 million, net of a tax benefit of $60 million, in 1996. See notes 11 and 13 to the financial statements.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, contracts, pensions, and Discontinued Operations, based on currently available information. Changes in facts and circumstances may result in revised estimates.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

During the first quarter of 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS 121 did not have a material effect on the results of Continuing Operations.

Subsequent to the acquisition of an intangible or other long-lived asset, the Corporation continually evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such an asset may not be recoverable. If definitive cash flows are not available for a specific intangible or other long-lived asset, the Corporation evaluates recoverability of the specific business to which the asset relates. When factors indicate that an intangible or other long-lived asset should be evaluated for possible impairment, the Corporation uses an estimate of the related asset's undiscounted future cash flows over the remaining life of that asset in measuring recoverability. If such an analysis indicates that impairment has in fact occurred, the Corporation writes down the book value of the intangible or other long-lived asset to its fair value.

STOCK-BASED COMPENSATION

On January 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in SFAS 123 had been applied. The Corporation has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. See note 16 to the financial statements.

NOTE 2: ACQUISITIONS

On June 20, 1996, the Corporation executed a merger agreement with Infinity, whereby each issued and outstanding share of Infinity common stock was to be converted into 1.71 shares of Westinghouse common stock.

The acquisition was consummated on December 31, 1996, and was accounted for under the purchase method. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The purchase price of $4.7 billion includes $3.8 billion of equity and $.9 billion of debt. The equity includes the issuance of 183 million shares of Westinghouse common stock at a value of $18.875 per share, based on the closing price of the stock on June 19, 1996 (the last trading day prior to the execution of the merger agreement), the conversion of Infinity options into options to acquire approximately 22 million Westinghouse common shares based on the fair value of the options, and transaction costs. The debt represents $936 million of Infinity debt that Westinghouse repaid immediately prior to closing.

The excess of the consideration paid over the estimated fair value of the net assets acquired, totalling $3.6 billion, was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

On November 24, 1995, pursuant to the terms of a merger agreement, the Corporation acquired CBS Inc. (CBS) for a purchase price of approximately $5.4 billion. The acquisition was financed by borrowings under a $7.5 billion credit agreement executed in September 1995.

This acquisition was accounted for under the purchase method. The excess of the consideration paid over the estimated fair value of net assets acquired, totalling $4.8 billion, was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

The estimated fair values of assets acquired and liabilities assumed are summarized in the table below:

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED (in millions)

                                     INFINITY                         CBS
                             AT DEC. 31, 1996            AT NOV. 24, 1995
============================================================================
Receivables                            $  180                      $  643
Program rights                              -                         301
Investments                               107                         233
Assets held for sale                       70                           -
Plant and equipment                        39                         777
Identifiable intangible assets:
         FCC licenses                     996                         994
         Film library and other           277                         162
Goodwill                                3,630                       4,794
Other assets                               31                          25
Liabilities for talent, program
    rights and similar contracts            -                        (716)
Debt                                     (149)                       (850)
Deferred income taxes                    (328)                       (270)
Pension, postretirement and
    postemployment benefits                 -                        (244)
Accrued restructuring costs                 -                        (100)
Other liabilities                        (146)                       (398)
----------------------------------------------------------------------------
Total purchase price                   $4,707                      $5,351
============================================================================

The Corporation's Consolidated Statement of Income for the years ended December 31, 1996 and 1995 include the operating results of CBS from November 24, 1995. The operating results of Infinity will be included beginning January 1, 1997. The following unaudited pro forma information combines the consolidated results of operations of the Corporation with those of CBS and Infinity as if these acquisitions had occurred at the beginning of 1995. The pro forma results give effect to certain purchase accounting adjustments, including additional depreciation expense resulting from a step-up in the basis of fixed assets, additional amortization expense from goodwill and other identified intangible assets, increased interest expense from acquisition debt, related income tax effects, and the issuance of additional shares in connection with the Infinity acquisition.

PRO FORMA RESULTS (Unaudited, in millions except per-share amounts)

YEAR ENDED DECEMBER 31                       1996          1995
================================================================
Sales                                      $9,200        $9,286
Interest expense                             (537)         (814)
Loss from Continuing Operations              (856)         (548)
Loss per common share--
     Continuing Operations                  (1.35)         (.96)
=================================================================

This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the CBS and Infinity acquisitions been consummated on January 1, 1995. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

NOTE 3: DISCONTINUED OPERATIONS

In November 1996, the Corporation adopted a plan to exit its CISCO segment. The sale of the residential security business, the largest component of this segment, was completed in December 1996 for approximately $425 million, including the assumption of certain liabilities by the buyer. The gain realized on this sale was offset by estimated losses for disposal of other businesses comprising this segment as well as additional estimated losses for other components of Discontinued Operations.

In March 1996, the Corporation adopted a plan to exit its environmental services line of business. During the first quarter of 1996, the Corporation recorded an after-tax charge of $146 million for the estimated loss on disposal. In December 1996, an additional after-tax loss of approximately
$100 million for disposal of these businesses was recognized for additional expected divestiture costs but was offset by gains related to other components of Discontinued Operations.

In December 1995, the Corporation announced its intention to sell Knoll and its defense and electronic systems business and use the proceeds to reduce the debt incurred for the acquisition of CBS. During 1996, the Corporation completed the sales of these businesses and recognized a combined after-tax gain of $1.2 billion. The cash proceeds from these transactions, which totalled $3.6 billion, were used to repay debt of Continuing Operations. In addition, the buyer of the Corporation's defense and electronic systems business assumed certain pension and postretirement benefit liabilities associated with the active employees of the business.

In July 1995, the Corporation sold WCI, its land development business, for $430 million of cash and retained approximately $125 million of mortgage notes receivable with maturities through 1997 and other securities. In addition, the buyer assumed $19 million of debt. Concurrently, the Corporation invested
$48 million for a 24% equity interest in the new business. The Corporation is actively pursuing the divestiture of this investment. The net cash proceeds from the divestiture of WCI were used to repay debt of Discontinued Operations. A net loss of $76 million was recognized on the disposal.

In November 1992, the Corporation announced a plan that included exiting Financial Services through the disposition of its $9 billion asset portfolios and the sales of DCBU, its distribution and control business, and WESCO, its electric supply business. The disposition of Financial Services assets involved the sale of the real estate and corporate finance portfolios over a three-year period and the liquidation of the leasing portfolio in accordance with contractual terms, which extend through 2015. The sales of DCBU and WESCO for proceeds in excess of $1.1 billion and approximately $340 million, respectively, were completed in 1994. Liquidation of the real estate and corporate finance portfolios of Financial Services has been essentially completed.

The assets and liabilities of Discontinued Operations have been separately classified on the balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS (in millions)

AT DECEMBER 31                                          1996           1995
==============================================================================
Assets:
Cash and cash equivalents                             $   13         $   30
Customer receivables                                      90            512
Inventories                                               32            268
Uncompleted contracts costs
    over related billings                                  -            192
Plant and equipment, net                                  96            677
Portfolio investments                                    845            901
Deferred income taxes (note 6)                             -            423
Other assets                                             342            955
------------------------------------------------------------------------------
Total assets--Discontinued Operations                  1,418          3,958
------------------------------------------------------------------------------
Liabilities:
Accounts payable                                          79            206
Uncompleted contracts billings
     over related costs                                   10            125
Other current liabilities                                 49            440
Short-term debt (note 11)                                  5             84
Current maturities of long-term debt (note 13)             2            265
Liability for estimated loss on disposal                 672            212
Deferred income taxes (note 6)                           180              -
Postretirement benefits liability (note 5)                 -            108
Pension liability (note 4)                                 -            398
Other noncurrent liabilities                               4             13
Long-term debt (note 13)                                 417            157
------------------------------------------------------------------------------
Total liabilities--Discontinued Operations             1,418          2,008
------------------------------------------------------------------------------
Net assets of Discontinued Operations                 $    -         $1,950
==============================================================================

At December 31, 1996, the assets and liabilities of Discontinued Operations included those related to the remaining operating businesses from the CISCO segment and the environmental services business, the remaining securities from WCI, other miscellaneous securities, the leasing portfolio, and deferred income taxes. Liabilities also include debt and the estimated losses and divestiture costs associated with all Discontinued Operations, including estimated results of operations through divestiture.

Except for the leasing portfolio, the assets generally are expected to be divested within the next year. Deferred income taxes, which result from temporary differences between book and tax bases of the assets and liabilities of Discontinued Operations, generally will be transferred to Continuing Operations upon reversal and will not result in the receipt or payment of cash by Discontinued Operations. Liabilities associated with divestitures are expected to be satisfied over the next several years. Debt will be repaid using cash proceeds from the liquidation of assets of Discontinued Operations. Cash proceeds in excess of those required to repay the debt and satisfy the divestiture liabilities of Discontinued Operations will be transferred to Continuing Operations.

Management believes that the net proceeds anticipated from the continued liquidation of assets of Discontinued Operations will be sufficient to fund the liabilities of Discontinued Operations, including the repayment of its debt. Management further believes that the liability for the estimated loss on disposal of Discontinued Operations is adequate to cover future operating costs, estimated losses, and the remaining divestiture costs associated with all discontinued businesses. The adequacy of this liability is evaluated each quarter.

INVENTORIES

Inventories of Discontinued Operations consisted of the following:

INVENTORIES (in millions)

AT DECEMBER 31                                    1996            1995
==========================================================================
Raw materials                                      $ 6           $  47
Work in process                                      4             283
Finished goods                                      16              38
--------------------------------------------------------------------------
                                                    26             368
Long-term contracts in process                       2             269
Progress payments to subcontractors                  3              53
Recoverable engineering and
     development costs                               5             214
--------------------------------------------------------------------------
                                                    36             904
Inventoried costs related to contracts
     with progress billing terms                    (4)           (636)
--------------------------------------------------------------------------
Inventories                                        $32           $ 268
==========================================================================

COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS (in millions)

AT DECEMBER 31                                    1996             1995
==========================================================================
Costs included in inventories                      $ -            $ 571
Progress billings on contracts                       -             (379)
--------------------------------------------------------------------------
Uncompleted contracts costs
     over related billings                         $ -            $ 192
==========================================================================
Progress billings on contracts                     $14            $ 190
Costs included in inventories                       (4)             (65)
--------------------------------------------------------------------------
Uncompleted contracts billings
     over related costs                            $10            $ 125
==========================================================================

Substantially all inventories at December 31, 1995 related to long-term contracts. Inventoried costs do not exceed realizable values.

PORTFOLIO INVESTMENTS

Portfolio investments of $845 million at December 31, 1996 included $800 million of leasing receivables and $43 million of investments in leasing partnerships. At December 31, 1995, portfolio investments of $901 million included $820 million of leasing receivables, $45 million of investments in leasing partnerships, and $34 million of real estate properties. Other portfolio investments totalled $2 million at December 31, 1996 and 1995.

Leasing receivables consist of direct financing and leveraged leases. At December 31, 1996 and 1995, 84% related to aircraft and 16% related to co-generation facilities. The components of the Corporation's net investment in leases at December 31, 1996 and 1995 are as follows:

NET INVESTMENT IN LEASES (in millions)

AT DECEMBER 31                                     1996            1995
==========================================================================
Rental payments receivable (net of principal
     and interest on nonrecourse loans)           $ 737           $ 775
Estimated residual value of leased assets           366             373
Unearned and deferred income                       (303)           (328)
---------------------------------------------------------------------------
Investment in leases (leasing receivables)          800             820
Deferred taxes and deferred investment
     tax credits arising from leases               (575)           (584)
---------------------------------------------------------------------------
Investment in leases, net                         $ 225           $ 236
===========================================================================

At December 31, 1996 and 1995, deferred investment tax credits totalled $21 million and $23 million, respectively. These deferred investment tax credits are amortized over the contractual terms of the respective leases.

Contractual maturities for the Corporation's leasing rental payments receivable at December 31, 1996 are as follows:

CONTRACTUAL MATURITIES FOR LEASING RENTAL PAYMENTS RECEIVABLE (in millions)

AT DECEMBER 31, 1996                          YEAR OF MATURITY
--------------------------------------------------------------------------------
                                                                          AFTER
                   TOTAL     1997     1998     1999     2000     2001      2001
================================================================================
Leasing             $737      $43      $45      $44      $58      $63      $484
================================================================================

In accordance with APB 30, the consolidated financial statements reflect the operating results of Discontinued Operations separately from Continuing Operations. Interest expense on Continuing Operations debt totalling $8 million, $48 million, and $37 million for 1996, 1995 and 1994, respectively, was allocated to Discontinued Operations based on the ratio of the net assets of Knoll and the defense and electronic systems business to the sum of total consolidated net assets plus consolidated debt. Summarized operating results of Discontinued Operations appear on the following page:

OPERATING RESULTS OF DISCONTINUED OPERATIONS--1996 AND 1995 MEASUREMENT DATES (in millions)

                                                                                   DEFENSE AND
                                                        ENVIRONMENTAL               ELECTRONIC
                                                 CISCO       SERVICES         WCI      SYSTEMS       KNOLL     TOTAL
====================================================================================================================
YEAR ENDED DECEMBER 31, 1996
Sales of products and services                    $337           $237        $  -       $  262        $ 90    $  926
Loss before income taxes                           (77)          (101)          -          (19)        (59)     (256)
Income tax benefit (expense)                         7             33           -            -          (4)       36
Net loss prior to measurement date                 (46)           (11)          -            -           -       (57)
Operating losses after measurement date charged
  to liability for estimated loss on disposal      (24)           (57)          -          (19)        (63)     (163)

YEAR ENDED DECEMBER 31, 1995
Sales of products and services                    $361           $299        $108       $2,549        $621    $3,938
Income (loss) before income taxes                   11            (52)         23          163          30       175
Income tax benefit (expense)                        (4)            20          (8)         (57)        (16)      (65)
Net income (loss) prior to measurement date          7            (32)         15          106          14       110

YEAR ENDED DECEMBER 31, 1994
Sales of products and services                    $314           $335        $248       $2,189        $562    $3,648
Income (loss) before income taxes                   13            (20)         71          187         (84)      167
Income tax benefit (expense)                        (6)             8         (26)         (68)         10       (82)
Net income (loss) prior to measurement date          7            (12)         45          119         (74)       85
====================================================================================================================


OPERATING RESULTS OF DISCONTINUED OPERATIONS--NOVEMBER 1992 MEASUREMENT DATE (in millions)

                                         FINANCIAL     DCBU &
                                          SERVICES      WESCO         TOTAL
===========================================================================
YEAR ENDED DECEMBER 31, 1996
Sales of products and services               $  26       $  -         $  26
Net loss                                       (16)         -           (16)

YEAR ENDED DECEMBER 31, 1995
Sales of products and services               $  31       $  -         $  31
Net loss                                       (52)         -           (52)

YEAR ENDED DECEMBER 31, 1994
Sales of products and services               $  41       $319         $ 360
Net income (loss)                             (204)         4          (200)
============================================================================


Operating cash flows from Discontinued Operations are presented separately from operating cash flows from Continuing Operations in the consolidated financial statements. Total operating cash flows from Discontinued Operations consist of the following:

CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS (in millions)

YEAR ENDED DECEMBER 31                   1996          1995           1994
===========================================================================
Financial Services                      $   3          $(81)         $(187)
DCBU and WESCO                              -             -           (170)
WCI                                         -            18            113
Knoll and Defense and
  Electronic Systems                     (328)          306            167
Environmental Services
  and CISCO                               (76)           (6)           (25)
---------------------------------------------------------------------------
Cash provided (used) by
  operating activities                  $(401)         $237          $(102)
===========================================================================

The cash flows presented above include cash flows from the operations of the businesses as well as payments for disposition-related costs.

NOTE 4: PENSIONS

The Corporation has a number of defined benefit pension plans covering substantially all employees. Most plan benefits are based on either years of service and compensation levels at the time of retirement or a formula based on career earnings. Pension benefits are paid primarily from trusts funded by the Corporation and employee contributions. The Corporation funds its qualified U.S. pension plans at amounts equal to or greater than the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Substantially all plan assets are invested in equity and fixed income securities. The Corporation also participates in various multi-employer, union-administered defined benefit plans that cover certain broadcast employees as a result of the acquisition of CBS. Pension expense related to these plans for 1996 was $10 million and for 1995 was not material.

NET PERIODIC PENSION COST (in millions)

YEAR ENDED DECEMBER 31                     1996           1995          1994
================================================================================
Service cost                              $  70          $  53         $  79
Interest cost on projected
      benefit obligation                    371            391           404
Amortization of unrecognized
      net obligation                         25             35            36
Amortization of unrecognized
       prior service cost (benefit)          (7)           (11)            6
Amortization of unrecognized
       net loss                             108             68           112
--------------------------------------------------------------------------------
                                            567            536           637
--------------------------------------------------------------------------------
Return on plan assets:
       Actual return on plan assets        (437)          (584)          (18)
       Deferred gain (loss)                  90            245          (385)
--------------------------------------------------------------------------------
Recognized return on plan assets           (347)          (339)         (403)
--------------------------------------------------------------------------------
Net periodic pension cost                 $ 220          $ 197         $ 234
================================================================================

The Corporation's restructuring activities contributed to a high level of lump-sum cash distributions from the Corporation's pension fund during 1994. The magnitude of these cash distributions required that the Corporation apply the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and recognize a settlement loss of $308 million in 1994. This noncash charge to income represents the pro rata portion of unrecognized losses associated with the pension obligation that was settled. The recognition of this settlement loss in 1994 reduced the amortization of unrecognized net loss included in net periodic pension cost in subsequent years.

SIGNIFICANT PENSION PLAN ASSUMPTIONS

                                          1996          1995           1994
================================================================================
Discount rate:
       Periodic pension cost             6.75%          8.5%          7.25%
       Pension benefit obligation        7.75%         6.75%           8.5%
Compensation increase rate                  4%            4%             4%
Long-term rate of return
       on plan assets                     9.5%         9.75%          9.75%
================================================================================


Based on the requirements of SFAS No. 87, "Employers' Accounting for Pensions," the Corporation adjusts the discount rate to reflect current and expected-to-be available interest rates on high quality fixed income investments at the end of each year.

The table on the following page sets forth the funded status of the defined benefit plans and amounts recognized in the Corporation's balance sheet at December 31, 1996 and 1995:

FUNDED STATUS--PENSION PLANS (in millions)

AT DECEMBER 31                                                               1996                                 1995
------------------------------------------------------------------------------------------------------------------------------------
                                                               ASSETS EXCEED       ACCUMULATED      ASSETS EXCEED       ACCUMULATED
                                                                 ACCUMULATED          BENEFITS        ACCUMULATED          BENEFITS
                                                                    BENEFITS     EXCEED ASSETS           BENEFITS     EXCEED ASSETS
====================================================================================================================================
Actuarial present value of benefit obligation:
    Vested                                                             $(693)          $(3,875)             $(561)          $(4,944)
    Nonvested                                                            (47)             (265)               (31)             (328)
------------------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                          (740)           (4,140)              (592)           (5,272)
Effect of projected future compensation levels                          (116)             (198)              (122)             (261)
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date               (856)           (4,338)              (714)           (5,533)
Plan assets at fair value                                                879             3,051                730             3,407
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                     23            (1,287)                16            (2,126)
Unrecognized net (gain) loss                                              (1)            1,402                 25             2,120
Prior service cost (benefit) not yet recognized in net
     periodic pension cost                                                 9               (86)                 -               (95)
Unrecognized net (asset) obligation                                      (11)              128                  -               161
------------------------------------------------------------------------------------------------------------------------------------
Prepaid pension cost                                                      20               157                 41                60
Minimum pension liability                                                  -            (1,246)                 -            (1,925)
------------------------------------------------------------------------------------------------------------------------------------
Pension asset (liability) included in consolidated balance sheet       $  20           $(1,089)             $  41           $(1,865)
====================================================================================================================================

At December 31, 1996 and 1995, included in the balance sheet of Continuing and Discontinued Operations are the following pension assets and liabilities:

BALANCE SHEET STATUS (in millions)

AT DECEMBER 31                       1996                         1995
--------------------------------------------------------------------------------
                          NET PENSION    INTANGIBLE    NET PENSION    INTANGIBLE
                            LIABILITY         ASSET      LIABILITY         ASSET
================================================================================
Continuing Operations         $(1,069)          $40        $(1,426)          $63
Discontinued Operations             -             -           (398)            3
--------------------------------------------------------------------------------
Total                         $(1,069)          $40        $(1,824)          $66
================================================================================

Included in plan assets at December 31, 1996 are 5,612,600 shares of the Corporation's common stock having a market value of $112 million. Dividends paid by the Corporation during 1996 on shares held by the pension fund totalled $1 million.

During 1996 and 1995, respectively, the Corporation contributed $250 million and $315 million of cash to its pension plans.

The accumulated benefit obligation in excess of assets at December 31, 1996 decreased $776 million compared to December 31, 1995. This decrease represents the net effect of numerous factors but was driven primarily by the change in the discount rate assumption from 6.75% to 7.75% and by the sale of the Corporation's defense and electronic systems business.

The Corporation sponsors various non-qualified supplemental pension plans that provide additional benefits to certain employees and are paid from the Corporation's assets held in rabbi trusts. For financial reporting purposes, these plans are treated as non-funded pension plans. The unfunded accumulated benefit obligation under these plans included in the table above at December 31, 1996 and 1995 was $260 million and $286 million, respectively.

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

At December 31, 1996, a minimum pension liability of $1,246 million was recognized for the sum of the unfunded amount of $1,089 million plus the prepaid pension cost of $157 million. An intangible asset of $40 million and a charge to shareholders' equity of $1,206 million, which was reduced to $796 million due to deferred tax effects of $4 10 million, offset the pension liability. As a result of the year-end 1996 remeasurement, shareholders' equity was increased by $424 million from December 31, 1995.

At December 31, 1995, a minimum pension liability of $1,925 million was recognized for the sum of the unfunded amount of $1,865 million plus the prepaid pension cost of $60 million. An intangible asset of $66 million and a charge to shareholders' equity of $1,859 million, which was reduced to $1,220 million due to deferred tax effects of $639 million, offset the pension liability. As a result of the year-end 1995 remeasurement, shareholders' equity was decreased by $258 million from December 31, 1994.

NOTE 5: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, AND POSTEMPLOYMENT BENEFITS

The Corporation has postretirement plans that provide defined medical, dental and life insurance benefits for eligible retirees and dependents.

The components of net periodic postretirement benefit cost follow:

NET PERIODIC POSTRETIREMENT BENEFIT COST (in millions)

YEAR ENDED DECEMBER 31                              1996      1995      1994
============================================================================
Service cost                                        $ 11      $ 13      $ 20
Interest cost on accumulated
 postretirement benefit obligation                    97       100        93
Amortization of unrecognized net
 (gain) loss                                           4        (4)        4
Recognized return on plan assets                      (5)       (1)       (1)
----------------------------------------------------------------------------
Net periodic postretirement
 benefit cost                                       $107      $108      $116
============================================================================

The assumptions used to develop the net periodic postretirement benefit cost and the present value of benefit obligations are shown below:

SIGNIFICANT POSTRETIREMENT BENEFIT PLAN ASSUMPTIONS

AT DECEMBER 31                                      1996      1995      1994
==============================================================================
Discount rate                                       7.75%     6.75%      8.5%
Health care cost trend rates                          10%*    10.5%*      11%*
Compensation increase rate                             4%        4%        4%
Long-term rate of return
 on plan assets                                        7%        7%        7%
==============================================================================

*At December 31, 1996, the rate was assumed to decrease ratably to 6% in 2004, decrease to 5.75% in 2005 and remain at that level thereafter. At December 31, 1995, the rate was assumed to decrease ratably to 5% in 2006, decrease to 4.75% in 2007 and remain at that level thereafter. At December 31, 1994, the rate was assumed to decrease ratably to 6.5% in 2003 and remain at that level thereafter.

Net periodic postretirement benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

The funded status and amounts recognized in the Corporation's balance sheet at December 31, 1996 and 1995 were as follows:

FUNDED STATUS--POSTRETIREMENT BENEFITS (in millions)

AT DECEMBER 31                                  1996          1995
==================================================================
Accumulated postretirement
   benefit obligation:
 Retirees                                    $(1,099)      $(1,215)
 Fully eligible, active plan participants        (61)          (40)
 Other active plan participants                 (245)         (352)
------------------------------------------------------------------
Total accumulated postretirement
 benefit obligation                           (1,405)       (1,607)
Unrecognized net loss                            152           257
Unrecognized prior service benefit               (33)          (45)
Plan assets at fair value                         68            72
------------------------------------------------------------------
Accrued postretirement benefit cost          $(1,218)      $(1,323)
==================================================================

The accrued postretirement benefit cost for Discontinued Operations at December 31, 1995 was $108 million, which is included in the net assets of Discontinued Operations at that date. These liabilities were assumed by the buyers of the Corporation's defense and electronic systems business and Knoll.

The funded assets consist primarily of interest-bearing securities. The effect of a 1% annual increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $27 million and would increase net periodic postretirement benefit cost by approximately $3 million.

Certain of the Corporation's non-U.S. subsidiaries have private and government-sponsored plans for retirees. The cost for these plans is not significant to the Corporation.

The Corporation provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 31, 1996 and 1995, the Corporation's liability for postemployment benefits totalled $67 million and $81 million, respectively. The liability for postemployment benefits included in the net assets of Discontinued Operations was $2 million at December 31, 1995.

NOTE 6: INCOME TAXES

Income tax expense (benefit) included in the consolidated financial statements follows:

COMPONENTS OF CONSOLIDATED INCOME TAX EXPENSE (BENEFIT) (in millions)

YEAR ENDED DECEMBER 31                   1996         1995          1994
========================================================================
Continuing Operations                   $(466)         $10          $(11)
Discontinued Operations                   925           34            82
Extraordinary item                        (60)           -             -
------------------------------------------------------------------------
Income tax expense                      $ 399          $44          $ 71
========================================================================

INCOME TAX EXPENSE (BENEFIT) FROM CONTINUING OPERATIONS (in millions)

YEAR ENDED DECEMBER 31                   1996         1995          1994
========================================================================
Current:
 Federal                                $(653)        $  2          $(77)
 State                                   (116)           1             6
 Foreign                                   32           22            28
------------------------------------------------------------------------
Total current income tax
 expense (benefit)                       (737)          25           (43)
------------------------------------------------------------------------
Deferred:
 Federal                                  269          (30)           54
 State                                      2           (1)          (10)
 Foreign                                    -           16           (12)
------------------------------------------------------------------------
Total deferred income tax
 expense (benefit)                        271          (15)           32
------------------------------------------------------------------------
Income tax expense (benefit)            $(466)        $ 10          $(11)
========================================================================

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT) (in millions)

YEAR ENDED DECEMBER 31                   1996         1995          1994
========================================================================
Current:
 Federal                                 $ 88         $ 18          $ 18
 State                                     52            7            24
 Foreign                                   27           27            28
------------------------------------------------------------------------
Total current income tax expense          167           52            70
------------------------------------------------------------------------
Deferred:
 Federal                                  234          (21)           28
 State                                    (10)          (2)          (13)
 Foreign                                    8           15           (14)
------------------------------------------------------------------------
Total deferred income tax
 expense (benefit)                        232           (8)            1
------------------------------------------------------------------------
Income tax expense                       $399         $ 44          $ 71
========================================================================

In addition to the amounts in the tables above, during 1996, 1995 and 1994, $229 million of income tax expense, $138 million of income tax benefit, and $132 million of income tax expense, respectively, were recorded in shareholders' equity as part of the pension liability adjustment. See note 4 to the financial statements.

The foreign portion of income or loss before income taxes and minority interest in income of consolidated subsidiaries included in the consolidated statement of income was income of $32 million in 1996 and $128 million in 1995 and a loss of $34 million in 1994. Such income or loss consisted of profits and losses generated from foreign operations, both Continuing and Discontinued, that can be subject to both U.S. and foreign income taxes.

Deferred federal income taxes have not been provided on cumulative undistributed earnings from foreign subsidiaries totalling $476 million at December 31, 1996, which have been reinvested for an indefinite time. It is not practicable to determine the income tax liability that would result were such earnings repatriated.

Income from Continuing Operations includes income of certain manufacturing operations in Puerto Rico, which are eligible for tax credits against U.S. federal income tax and partially exempt from Puerto Rican income tax under grants of industrial tax exemptions. These tax exemptions provided net tax benefits of $17 million in 1996, $17 million in 1995, and $14 million in 1994. The exemptions will expire at various dates from 2002 through 2007.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to significant portions of deferred income tax liabilities or assets are shown in the following table:

CONSOLIDATED DEFERRED INCOME TAXES BY SOURCE (in millions)

AT DECEMBER 31                                1996           1995
=================================================================
Deferred tax assets:
 Provision for expenses and losses         $ 1,352        $ 1,133
 Long-term contracts in process                 38             41
 Minimum pension liabilities                   360            474
 Operating losses and carryforwards            796          1,405
 Postretirement and postemployment
   benefits                                    450            590
 Other                                         276            170
-----------------------------------------------------------------
Total deferred tax assets                    3,272          3,813
Valuation allowance                            (52)           (98)
-----------------------------------------------------------------
Net deferred tax asset                       3,220          3,715
-----------------------------------------------------------------
Deferred tax liabilities:
 Accelerated depreciation and amortization    (992)          (814)
 Leasing activities                           (575)          (584)
 Other                                        (242)          (129)
-----------------------------------------------------------------
Total deferred tax liabilities              (1,809)        (1,527)
-----------------------------------------------------------------
Deferred income taxes, net asset           $ 1,411        $ 2,188
=================================================================

The valuation allowance for deferred taxes reflects foreign tax credits not anticipated to be utilized and operating loss carryforwards of certain foreign subsidiaries. The net balance of deferred income taxes is intended to offset income taxes on future taxable income expected to be earned by the Corporation's Continuing Operations.

At December 31, 1996, for federal income tax purposes, there were regular tax net operating loss carryforwards of $1,401 million that expire by the year 2008 and $101 million that expire by the year 2010. At December 31, 1996, for alternative minimum tax purposes, there were loss carryforwards of $783 million that expire by the year 2008 and alternative minimum tax credit carryforwards of $252 million that have no expiration date. At December 31, 1996, there were $54 million of net operating loss carryforwards attributable to foreign subsidiaries. Of this total, approximately $17 million has no expiration date. The remaining amount will expire not later than 2003. A valuation allowance has been established for $15 million of the deferred tax benefit related to those loss carryforwards for which it is considered likely that the benefit will not be realized.

INCOME TAX EXPENSE (BENEFIT) FROM CONTINUING OPERATIONS (in millions)

YEAR ENDED DECEMBER 31                   1996         1995          1994
========================================================================
Federal income tax expense
 (benefit) at statutory rate            $(454)        $  1          $ (3)
Increase (decrease) in tax
 resulting from:
  Income taxes of prior years               -           11             6
  Amortization of goodwill                 46            9             6
  Interest on prior years' federal
   income tax, net of federal effect        -            -           (12)
  State income tax, net of
   federal effect                         (73)          (1)           (4)
  Lower tax rate on income of
   foreign sales corporations              (9)          (3)           (5)
  Lower tax rate on net income
   of Puerto Rican operations             (17)         (17)          (14)
  Gain on sale of stock of
   subsidiary and affiliate                 -           12             -
  Valuation allowance for
   deferred taxes                         (14)          (2)           (4)
  Loss of foreign tax credit                3            3             8
  Foreign rate differential               (12)         (10)           (8)
  Nondeductible expenses                    8            6             6
  Dividends from foreign
   investments                              8            2             7
  Other differences, net                   48           (1)            6
------------------------------------------------------------------------
Income tax expense (benefit)
 from Continuing Operations             $(466)        $ 10          $(11)
========================================================================

The federal income tax returns of the Corporation and its wholly owned subsidiaries are settled through the year ended December 31, 1989. The Corporation has reached an agreement with the Internal Revenue Service regarding intercompany pricing adjustments applicable to operations in Puerto Rico for the years 1990 through 1992 and a tentative agreement for 1993. Management believes that adequate provisions for taxes have been made through December 31, 1996.

NOTE 7: CUSTOMER RECEIVABLES

Customer receivables at December 31, 1996 included $120 million representing the sales value of material under long-term contracts not billed to the customer. Billings will occur upon shipment of major components of the contract. Collection of these receivables is expected to be substantially completed within one year.

Allowances for doubtful accounts of $33 million and $32 million at December 31, 1996 and 1995, respectively, were deducted from customer receivables. The Corporation performs ongoing credit evaluations of its customers and generally does not require collateral.

NOTE 8: INVENTORIES AND COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

INVENTORIES (in millions)

AT DECEMBER 31                             1996           1995
==============================================================
Raw materials                           $   127         $   85
Work in process                             493            419
Finished goods                              125            123
--------------------------------------------------------------
                                            745            627
Long-term contracts in process              986            995
Progress payments to subcontractors          45             21
Recoverable engineering and
 development costs                           68             52
--------------------------------------------------------------
                                          1,844          1,695
Inventoried costs related to contracts
 with progress billing terms             (1,061)          (856)
--------------------------------------------------------------
Inventories                             $   783         $  839
==============================================================

COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS (in millions)

AT DECEMBER 31                             1996           1995
==============================================================
Costs included in inventories             $ 841          $ 729
Progress billings on contracts             (155)          (187)
--------------------------------------------------------------
Uncompleted contracts costs
 over related billings                    $ 686          $ 542
==============================================================
Progress billings on contracts            $ 554          $ 445
Costs included in inventories              (220)          (127)
--------------------------------------------------------------
Uncompleted contracts billings
 over related costs                       $ 334          $ 318
==============================================================

Raw materials, work in process, and finished goods included contract-related costs of $525 million at December 31, 1996 and $367 million at December 31, 1995. Substantially all costs in long-term contracts in process, progress payments to subcontractors, and recoverable engineering and development costs were contract-related.

Inventories other than those related to long-term contracts are generally realized within one year. Inventoried costs do not exceed realizable values.

NOTE 9: PLANT AND EQUIPMENT

PLANT AND EQUIPMENT (in millions)

AT DECEMBER 31                             1996           1995
==============================================================
Land and buildings                      $ 1,068        $   929
Machinery and equipment                   2,391          2,398
Construction in progress                    146            165
--------------------------------------------------------------
Plant and equipment, at cost              3,605          3,492
Accumulated depreciation                 (1,739)        (1,584)
--------------------------------------------------------------
Plant and equipment, net                $ 1,866        $ 1,908
==============================================================

For the years ended December 31, 1996, 1995, and 1994, depreciation expense totalled $225 million, $159 million, and $161 million, respectively. Of these amounts, $160 million, $113 million, and $115 million, respectively, were included in costs of products and services, and $65 million, $46 million, and $46 million, respectively, were included in marketing, administration and general expenses.

NOTE 10: OTHER INTANGIBLE AND NONCURRENT ASSETS

OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

AT DECEMBER 31                             1996           1995
==============================================================
Deferred income taxes (note 6)           $  774         $1,221
Other intangible assets                     425            152
Intangible pension asset (note 4)            40             63
Deferred charges                             39            231
Joint ventures and other affiliates         232             68
Noncurrent receivables                      384            161
Program rights                              142             21
Other                                       225            235
--------------------------------------------------------------
Other intangible and noncurrent assets   $2,261         $2,152
==============================================================

Other intangible assets are shown in the preceding table net of accumulated amortization of $34 million at December 31, 1996 and $23 million at December 31, 1995.

FCC licenses and goodwill are shown on the balance sheet net of accumulated amortization of $252 million at December 31, 1996 and $87 million at December 31, 1995.

Joint ventures and other affiliates include investments in companies over which the Corporation exercises significant influence but does not control.

NOTE 11: SHORT-TERM DEBT

In August 1996, the Corporation replaced its $7.5 billion credit facility with a new $5.5 billion credit facility with a consortium of lenders under more favorable terms. The $5.5 billion credit facility provides for short-term money market loans and revolver borrowings. Borrowing rates under the current facility are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage. The cost of the facility includes commitment fees, which are based on the unutilized facility and vary with the Corporation's debt ratings. For financial reporting purposes, revolver borrowings are classified as long term. See note 13 to the financial statements.

There are no compensating balance requirements under this facility.

SHORT-TERM DEBT (in millions)

                      AT DECEMBER 31                  DURING THE YEAR
-------------------------------------------------------------------------------
                             COMPOSITE     MAX. OUT-    AVG. OUT-      WEIGHTED
                     BALANCE      RATE      STANDING     STANDING     AVG. RATE
===============================================================================
1996

Credit facility         $295       7.6%       $  440         $264           6.5%
Short-term foreign
 bank loans               76       4.5%          119           51           5.5%
Other                    131       7.4%          253           72           6.3%
-------------------------------------------------------------------------------
Total short-term debt    502
Short-term debt--
Discontinued Operations   (5)
-------------------------------------------------------------------------------
Short-term debt-
Continuing Operations   $497
===============================================================================

1995

Credit facility         $263       7.2%       $1,039         $809           6.8%
Short-term foreign
 bank loans               17       6.8%          100           75           5.8%
Other                    110       7.1%          183           42           6.0%
-------------------------------------------------------------------------------
Total short-term debt    390
Short-term debt--
Discontinued Operations  (84)
-------------------------------------------------------------------------------
Short-term debt--
Continuing Operations   $306
===============================================================================

Average outstanding borrowings for Continuing Operations were determined based on daily amounts outstanding for the credit facilities and on monthly balances outstanding for short-term foreign bank loans.

NOTE 12: OTHER CURRENT LIABILITIES

OTHER CURRENT LIABILITIES (in millions)

AT DECEMBER 31                                            1996       1995
=========================================================================
Accrued employee compensation                           $  248     $  241
Income taxes currently payable                             189        176
Liabilities for talent and program rights                  308        254
Accrued product warranty                                    59         57
Accrued restructuring costs                                184        150
Liability for business dispositions                         79         93
Accrued interest and insurance                             210        202
Accrued expenses                                           875        800
Environmental liabilities                                   62         47
Other                                                      364         92
-------------------------------------------------------------------------
Other current liabilities                               $2,578     $2,112
=========================================================================


NOTE 13: LONG-TERM DEBT

LONG-TERM DEBT (in millions)

AT DECEMBER 31                                            1996           1995
=============================================================================
Term Loans I & II                                       $    -         $5,000
Revolver (note 11)                                       3,050              -
 8 3/8% notes due 2002                                     348            348
 7 7/8% debentures due 2023                                325            325
 7 3/4% notes due 1996                                       -            300
 6 7/8% notes due 2003                                     275            275
 8 5/8% debentures due 2012                                273            273
 8 7/8% notes due 2001                                     250            250
 8 7/8% notes due 2014                                     150            150
 7 5/8% notes due 2002                                     150            150
10 3/8% debentures due 2002                                149              -
 7 3/4% notes due 1999                                     125            125
 7 1/8% notes due 2023                                      97             97
 8 7/8% debentures due 2022                                 92             92
Medium-term notes due through 2001                         234            436
Other                                                       54            157
-----------------------------------------------------------------------------
                                                         5,572          7,978
Current maturities--Continuing Operations                   (4)          (330)
Current maturities--Discontinued Operations                 (2)          (265)
-----------------------------------------------------------------------------
Total long-term debt                                     5,566          7,383
-----------------------------------------------------------------------------
Long-term debt--Discontinued Operations                   (417)          (157)
-----------------------------------------------------------------------------
Long-term debt--Continuing Operations                   $5,149         $7,226
=============================================================================

Included in the previous table is $149 million of debentures issued by Infinity. The Corporation has given irrevocable notice to Infinity noteholders of the Corporation's intent to call the debentures. Also included in the previous table is senior debt of $464 million and $491 million at December 31, 1996 and 1995, respectively, issued by CBS prior to the acquisition.

At December 31, 1996, medium-term notes had interest rates ranging from 7.9% to 9.4%, with an average interest rate of 9.0% and an average remaining maturity of two years.

In 1996, the Corporation entered into a new $5.5 billion credit facility to replace its $7.5 billion credit facility. See note 11 to the financial statements. The prepayment of Term Loans I & II under the previous facility resulted in a $93 million after-tax extraordinary loss from a write-off of deferred financing fees for the early extinguishment of debt.

The CBS 8-7/8% debentures due 2022 may be redeemed after June 1, 2002 at specified redemption prices. Except for these debentures, the revolver borrowings, and the $149 million of debentures assumed in connection with the acquisition of Infinity, the remaining long-term debt outstanding at December 31, 1996 may not be redeemed prior to maturity.

To manage interest costs on its debt, the Corporation has entered into various types of interest rate exchange agreements. A summary of the notional amounts and maturity characteristics of the agreements outstanding at December 31, 1996 and 1995 is presented in the table below:

CONTRACTUAL MATURITIES OF INTEREST RATE SWAPS (in millions)

                                                                          YEAR OF MATURITY
----------------------------------------------------------------------------------------------------------
FIXED RATE SWAPS
(PAY FIXED)                                   TOTAL         1996      1997      1998      1999      2000
==========================================================================================================
Notional amount
  at Dec. 31, 1996                           $  130            -         -       $50       $55       $25
Weighted average
  fixed rate paid                              8.91%           -         -      8.73%     8.86%     9.36%
----------------------------------------------------------------------------------------------------------
Notional amount
  at Dec. 31, 1995                           $3,208       $3,078         -       $50       $55       $25
Weighted average
  fixed rate paid                              5.68%        5.54%        -      8.73%     8.86%     9.36%
==========================================================================================================

For Discontinued Operations, an interest rate swap with a notional amount of $74 million at December 31, 1995 matured in February 1996.

The Corporation has a shelf registration for debt securities with an unused amount of $400 million as of December 31, 1996.

The scheduled maturities of long-term debt outstanding at December 31, 1996 for each of the next five years are as follows:

SCHEDULED MATURITIES OF LONG-TERM DEBT (in millions)

AT DECEMBER 31, 1996                                               YEAR OF MATURITY
---------------------------------------------------------------------------------------------------
                                      1997          1998          1999          2000           2001
===================================================================================================
Continuing Operations                   $4          $ 59          $314           $ 1         $2,958
Discontinued Operations                  2            96            45            11            264
---------------------------------------------------------------------------------------------------
Total long-term debt                    $6          $155          $359            12         $3,222
===================================================================================================


NOTE 14: OTHER NONCURRENT LIABILITIES

OTHER NONCURRENT LIABILITIES (in millions)

AT DECEMBER 31                                             1996          1995
=============================================================================
Postretirement benefits (note 5)                         $1,218        $1,215
Postemployment benefits (note 5)                             67            79
Accrued restructuring costs                                  94             8
Liability for business dispositions                          87            19
Liabilities for talent and program rights                    51            47
Accrued expenses                                          1,112           661
Environmental liabilities                                   404           237
Other                                                       586           307
-----------------------------------------------------------------------------
Other noncurrent liabilities                             $3,619        $2,573
=============================================================================


NOTE 15: SHAREHOLDERS' EQUITY

SHAREHOLDERS' EQUITY (in millions)

                                                            1996           1995           1994
==============================================================================================
Preferred stock:
Balance at January 1                                     $     4        $    12        $     8
Series B preferred shares converted                            -             (8)             -
Series C preferred shares issued                               -              -              4
----------------------------------------------------------------------------------------------
Balance at December 31                                   $     4        $     4        $    12
----------------------------------------------------------------------------------------------
Common stock:
Balance at January 1                                     $   426        $   393        $   393
Shares issued                                                183             33              -
----------------------------------------------------------------------------------------------
Balance at December 31                                   $   609        $   426        $   393
----------------------------------------------------------------------------------------------
Capital in excess of par value:
Balance at January 1                                     $ 1,848        $ 1,932        $ 1,475
Series B preferred shares converted                            -            (25)             -
Series C preferred shares issued                               -              -            501
Shares issued under various
  compensation and benefit plans                             (42)           (55)           (37)
Shares issued under dividend
  reinvestment plan                                           (3)            (4)            (7)
Shares issued under Infinity
  merger agreement                                         3,573              -              -
----------------------------------------------------------------------------------------------
Balance at December 31                                   $ 5,376        $ 1,848        $ 1,932
----------------------------------------------------------------------------------------------
Common stock held in treasury:
Balance at January 1                                     $  (720)       $  (870)       $  (972)
Shares issued under various
  compensation and benefit plans                             161            139             87
Shares issued under dividend
  reinvestment plan                                           13             11             15
----------------------------------------------------------------------------------------------
Balance at December 31                                   $  (546)       $  (720)       $  (870)
----------------------------------------------------------------------------------------------
Minimum pension liability:
Balance at January 1                                     $(1,220)       $  (962)       $(1,215)
Pension liability adjustments,
  net of deferred taxes (note 4)                             424           (258)           253
----------------------------------------------------------------------------------------------
Balance at December 31                                   $  (796)       $(1,220)       $  (962)
----------------------------------------------------------------------------------------------
Cumulative foreign currency
  translation adjustments:
Balance at January 1                                     $   (11)       $   (15)       $   (28)
Currency translation activity                                 22              4             13
----------------------------------------------------------------------------------------------
Balance at December 31                                   $    11        $   (11)       $   (15)
----------------------------------------------------------------------------------------------
Retained earnings:
Balance at January 1                                     $ 1,181        $ 1,325        $ 1,401
Net income                                                    30             15             77
Dividends paid                                              (127)          (159)          (153)
----------------------------------------------------------------------------------------------
Balance at December 31                                   $ 1,084        $ 1,181        $ 1,325
----------------------------------------------------------------------------------------------
Shareholders' equity                                     $ 5,742        $ 1,508        $ 1,815
==============================================================================================

On December 31, 1996, the Corporation issued 183,002,086 shares of common stock for the acquisition of Infinity. The common stock was issued at a price of $18.875 per share, which was the closing price on June 19, 1996, the last trading day prior to the execution of the merger agreement. The issuance of the common stock and the conversion of outstanding Infinity options into options to acquire 22,226,484 Westinghouse common shares resulted in an increase in capital in excess of par value of $3,573 million, net of registration costs.

On September 1, 1995, the Corporation's 8,222,500 shares of Series B Conversion Preferred Stock (Series B Preferred), outstanding since 1992, mandatorily converted into 32,890,000 shares of common stock.

In March 1994, the Corporation sold, in a private placement, 36,000,000 depository shares (the $1.30 Depository Shares) at $14.44 per share. Each of the $1.30 Depository Shares represents ownership of one-tenth of a share of the Corporation's $1.00 par value Series C Conversion Preferred Stock (Series C Preferred) and entitles the owner to all of the proportionate rights, preferences and privileges of the Series C Preferred. A total of 3,600,000 Series C Preferred shares was deposited, all of which were outstanding at December 31, 1996, 1995 and 1994.

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

COMMON SHARES (shares in thousands)

                                        ISSUED     IN TREASURY     OUTSTANDING
================================================================================
Balance at January 1, 1994             393,080          40,904         352,176
Shares issued for dividend
       reinvestment plan                     -            (621)            621
Shares issued for employee plans             -          (3,975)          3,975
Other                                        -             (20)             20
--------------------------------------------------------------------------------
Balance at December 31, 1994           393,080          36,288         356,792
--------------------------------------------------------------------------------
Shares issued for dividend
       reinvestment plan                     -            (450)            450
Shares issued for employee plans             -          (5,886)          5,886
Shares issued for conversion of
       Series B Preferred               32,890               -          32,890
--------------------------------------------------------------------------------
Balance at December 31, 1995           425,970          29,952         396,018
--------------------------------------------------------------------------------
Shares issued for dividend
       reinvestment plan                     -          (1,071)          1,071
Shares issued for employee plans             -          (6,254)          6,254
Shares issued under Infinity
       merger agreement                183,002               -         183,002
--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996           608,972          22,627         586,345
================================================================================

Of the common stock held in treasury at December 31, 1996, 21,606,897 shares were held by the Corporation's rabbi trusts for the payment of benefits under executive benefit plans.

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

Prior to their conversion, the Series B Preferred were considered common stock equivalents at a rate of four Series B Preferred to one common share. Because such treatment has an anti-dilutive effect on earnings per share for 1995 and 1994, these common stock equivalent shares were excluded from weighted average shares outstanding, and the dividend requirement was deducted from net income in computing earnings available to common shareholders. The common shares issued upon conversion of the Series B Preferred were included in weighted average shares outstanding from the conversion date, September 1, 1995. As of December 31, 1996, there were no Series B Preferred outstanding.

Consistent with prevalent practice at the time of issuance, the Series C Preferred were considered outstanding common stock at a rate of ten Series C Preferred to one common share for the computation of earnings per share. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's 1996, 1995 and 1994 per-share results would have been losses of $.04, $.18, and $.02, respectively.

The weighted average number of common shares used for computing earnings or loss per share was 443,399,000 in 1996; 410,138,000 in 1995; and 383,736,000 in
1994.

On December 29, 1995, the Board of Directors adopted a shareholder rights plan providing for the distribution of one right for each share of common stock outstanding on January 9, 1996. The rights become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 15% or more of the Corporation's voting stock or a party announces an offer to acquire 30% or more of the voting stock. The rights have an exercise price of $64 per share and expire on January 9, 2006. Upon the occurrence of certain events, holders of the rights will be entitled to purchase either Westinghouse preferred shares or shares in an acquiring entity at half of market value. The Corporation is entitled to redeem the rights at a value of $.01 per right at any time until the tenth day following the acquisition of a 15% position in its voting stock.

NOTE 16: STOCK-BASED COMPENSATION PLANS

At December 31, 1996, the Corporation had five stock-based compensation plans, which are described below.

The 1993 and 1991 Long-Term Incentive Plans (1993 and 1991 Plans) provide for the granting of stock options, restricted stock, and other performance awards to employees of the Corporation. At December 31, 1996 and 1995, approximately
15.3 million and 11.1 million shares, respectively, had been authorized for awards under the 1993 Plan. Shares available for awards under the 1993 Plan at December 31, 1996 and 1995 totalled 3,097,093 and 3,249,228, respectively. At December 31, 1996 and 1995, a total of 21.5 million and 16.5 million shares, respectively, had been authorized for awards under the 1991 Plan. Shares available for awards under the 1991 Plan at December 31, 1996 and 1995 totalled 3,393,578 and 3,407,931, respectively.

The Deferred Compensation and Stock Plan for Directors (Director Plan) provides for the granting of stock options, restricted stock, and other awards to non-employee directors of the Corporation. At December 31, 1996 and 1995, 600,000 and 500,000 shares, respectively, had been authorized for awards under the Director Plan. Shares available for awards under the Director Plan at December 31, 1996 and 1995 totalled 470,859 and 406,806, respectively.

In 1996 and 1995, the Corporation granted 49,174 and 17,000 shares, respectively, of restricted stock to employees and directors with weighted-average grant date fair values of $18.41 and $14.88, respectively, under the 1993, 1991, and Director Plans. The vesting periods of these shares vary with a weighted average vesting period of two years for both 1996 and 1995 grants.

With the acquisition of Infinity, the Corporation assumed the Infinity Broadcasting Corporation Stock Option Plan (Infinity Plan). The outstanding options under this Plan as well as certain other one-time awards were converted to options for Westinghouse common stock on December 31, 1996. The converted options are included in the subsequent table as awards assumed in 1996. These options have exercise prices ranging from $.0002 to $19.66. No additional grants will be made under the Infinity Plan.

Stock options are also outstanding under the 1984 Long-Term Incentive Plan (1984 Plan); however, no additional grants are permitted under that Plan.

Under the 1993, 1991, and 1984 Plans, the options were granted for terms of 10 years or less and generally become exercisable in whole or in part after the commencement of the second year of the term. Under the Infinity Plan, the options generally were granted for terms of 10 years and become exercisable ratably over a five-year period.

Generally, options outstanding under the 1993, 1991, Director, and 1984 Plans, except those granted during 1996, were exercisable at December 31, 1996. Options granted during 1996 under these Plans generally will become exercisable in 1997. Under the Infinity Plan, approximately 17 million of the awards assumed were exercisable at December 31, 1996.

Of the options granted by the Corporation in 1995, 2,423,060 were performance stock options. The vesting of these options was contingent on attainment of specific performance targets. One-half of these options terminated in January 1996 because the performance target for 1995 was not met. The remaining performance options terminated in January 1997 because the performance target for 1996 was not met.

STOCK OPTION INFORMATION (shares in thousands)

                                                1996                              1995                              1994
------------------------------------------------------------------------------------------------------------------------------------
                                                WEIGHTED AVERAGE                  WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                     SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
====================================================================================================================================
Balance at January 1                 28,384               $17.41       20,504               $18.66       16,082               $20.70
Options granted                      10,990                19.09        8,945                14.17        5,079                11.89
Options exercised                    (1,728)               13.22         (481)               11.75          (24)               10.40
Options forfeited                    (1,750)               15.93         (584)               16.15         (633)               16.59
Options expired                        (306)               27.41            -                    -            -                    -
Awards assumed (Infinity)            22,226                 5.18            -                    -            -                    -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31               57,816               $13.15       28,384               $17.41       20,504               $18.66
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31           41,251               $12.07       18,456               $18.92            -                    -
====================================================================================================================================

                                                            1996                                            1995
------------------------------------------------------------------------------------------------------------------------------------
                                          WEIGHTED AVERAGE        WEIGHTED AVERAGE        WEIGHTED AVERAGE        WEIGHTED AVERAGE
                                                FAIR VALUE          EXERCISE PRICE              FAIR VALUE          EXERCISE PRICE
====================================================================================================================================
Options granted:
     Exercise price equaled
         grant date stock price                      $7.41                  $18.86                   $5.95                  $14.31
     Exercise price exceeded
         grant date stock price                       5.92                   20.74                    4.81                   18.67
====================================================================================================================================

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1996 (shares in thousands)

                                                                 WEIGHTED AVERAGE                          WEIGHTED AVERAGE
       RANGE OF           OPTIONS AT    WEIGHTED AVERAGE    REMAINING CONTRACTUAL       EXERCISABLE AT      EXERCISE PRICE
EXERCISE PRICES    DECEMBER 31, 1996      EXERCISE PRICE           LIFE (IN YEARS)   DECEMBER 31, 1996      OF EXERCISABLE
==========================================================================================================================

   $.0002- 4.99               12,158              $ 0.74                      3.2               11,523              $ 0.66
        5- 9.99                5,823                7.01                      7.5                3,519                7.05
       10-14.99               10,505               13.19                      8.0                8,864               13.09
       15-19.99               22,572               17.13                      7.8               11,901               16.11
       20-29.99                5,559               25.84                      5.0                4,245               27.42
       30-36.53                1,199               34.60                      2.3                1,199               34.60
--------------------------------------------------------------------------------------------------------------------------
TOTAL                         57,816                                                            41,251
==========================================================================================================================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively; risk-free interest rates of 6.1% and 7.2%; expected dividend yields of 1.1% and 1.4%; expected volatility of 30% and 31%; and expected lives of 7.4 years and 7.3 years.

The Corporation accounts for its stock-based compensation plans under APB 25. For stock options granted, the option price is not less than the market value of shares on the grant date; therefore, no compensation cost has been recognized for stock options granted.

Had compensation cost for these plans been determined under the provisions of SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

RESULTS OF OPERATIONS

                                   1996                         1995
--------------------------------------------------------------------------------
                        AS REPORTED     PRO FORMA     AS REPORTED    PRO FORMA
================================================================================
Net income (loss)
    (in millions)               $30         $  (8)          $  15        $  (4)
Earnings (loss) per
    common share                .07          (.02)           (.05)        (.09)
================================================================================

NOTE 17: CONTINGENT LIABILITIES AND COMMITMENTS

URANIUM SETTLEMENTS

In the late seventies, the Corporation provided for the estimated future costs for the resolution of all uranium supply contract suits and related litigation. The remaining uranium reserve balance includes assets required for certain settlement obligations and reserves for estimated future costs. The reserve balance at December 31, 1996, is deemed adequate considering all facts and circumstances known to management. The future obligations require providing the remainder of the fuel deliveries through 2013. The supply of equipment and services is essentially complete. Variances from estimates that may occur are considered in determining if an adjustment of the liability is necessary.

LEGAL MATTERS

STEAM GENERATORS

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Corporation as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving ten litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. One steam generator lawsuit remains.

The Corporation is also a party to five tolling agreements with utilities or utility plant owners' groups that have asserted steam generator claims. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussions.

SECURITIES CLASS ACTIONS--FINANCIAL SERVICES

The Corporation has been defending derivative and class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation and certain of its former subsidiaries in connection with charges to earnings of $975 million in 1990 and $1,680 million in 1991 and a public offering of Westinghouse common stock in 1991. The court dismissed both the derivative claim and the class action claims in their entirety. In 1996, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the derivative claim and affirmed in part and reversed in part the dismissal of the class action claims. Those class action claims that were not dismissed by the Third Circuit have been remanded to the lower court for further proceedings.

ASBESTOS

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At December 31, 1996, the Corporation had approximately 103,000 claims outstanding against it.

In court actions that have been resolved, the Corporation has prevailed in the vast majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims. The Corporation has recorded a liability for asbestos-related matters that are deemed probable and can be reasonably estimated, and has separately recorded an asset equal to the amount of such estimated liabilities that will be recovered pursuant to agreements with insurance carriers. The Corporation cannot reasonably estimate costs for unasserted asbestos claims.

GENERAL

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the steam generator claims, the securities class action and certain groupings of asbestos claims and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described previously, and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ENVIRONMENTAL MATTERS

Compliance with federal, state and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on the Corporation. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; and the identification of new sites. The Corporation has, however, recognized an estimated liability, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Corporation recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at approximately 90 sites, including the sites located in Bloomington, Indiana. The Corporation believes that any liability incurred for cleanup at these sites will be satisfied over a number of years, and in many cases, the costs will be shared with other responsible parties. These sites include certain sites for which the Corporation, as part of an agreement for sale, has retained obligations for remediation of environmental contamination and for other Comprehensive Environmental Response Compensation and Liability Act (CERCLA) issues.

In the second quarter of 1996, the Corporation and its external consultants completed a study to evaluate the Corporation's environmental remediation strategies. Based on the costs associated with the most probable alternative remediation strategy for the above-mentioned sites, including Bloomington, the Corporation has an accrued liability of $466 million, of which $175 million was recognized in the second quarter of 1996. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $345 million for site investigation and remediation, and $121 million for post-closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made during periods of up to 30 years.

OTHER

The Corporation is involved with several administrative actions alleging violations of federal, state or local environmental regulations. For these matters, the Corporation has estimated its remaining reasonably possible costs and determined them to be immaterial.

The Corporation currently manages under contract several government-owned facilities that, among other things, are engaged in the remediation of hazardous and nuclear wastes. To date, under the terms of the contracts, the Corporation is not responsible for costs associated with environmental liabilities, including environmental cleanup costs, except under certain circumstances associated with the willful misconduct or lack of good faith of its managers or their failure to exercise prudent business judgment. There are currently no material claims for which the Corporation believes it is responsible.

The Corporation has or will have responsibilities for environmental closure activities or decommissioning of nuclear licensed sites. The Corporation has estimated that the total potential cost to be incurred for these actions is approximately $91 million, of which $23 million was accrued at December 31, 1996. The Corporation's policy is to accrue these costs over the estimated life of the individual facilities, which in most cases approximates 20 years. The anticipated annual costs currently being accrued are $6 million.

Capital expenditures related to environmental compliance in 1996 and 1995 totalled $8 million and $6 million, respectively. Operating expenses that are recurring and associated with managing hazardous waste and pollutants in ongoing operations totalled $6 million in 1996 and 1995.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity or results of operations.

FINANCING COMMITMENTS

CONTINUING OPERATIONS

In the ordinary course of business, standby letters of credit and surety bonds are issued on behalf of the Corporation related to performance obligations primarily under contracts with customers.

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sports events. These contracts permit the broadcast of such properties for various periods ending no later than April 2002. As of December 31, 1996, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, of $3,601 million.

The Corporation's other commitments consist primarily of those for the purchase of plant and equipment totalling approximately $54 million at December 31, 1996.

DISCONTINUED OPERATIONS

At December 31, 1996, Financial Services commitments, consisting primarily of guarantees, totalled $38 million compared to $45 million at year-end 1995. The remaining commitments have fixed expiration dates from 1997 through 2002. Management expects these commitments to expire unfunded.

NOTE 18: LEASES

The Corporation has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Rental expense for Continuing Operations in 1996, 1995 and 1994 was $130 million, $95 million and $105 million, respectively. These amounts include immaterial amounts for contingent rentals. Rental expense included sublease income totalling $11 million, $17 million and $16 million for 1996, 1995 and 1994, respectively.

Additionally, the Corporation's transit advertising business has franchise rights entitling it to display advertising on buses, taxis, trains, bus shelters, terminals and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment.

MINIMUM RENTAL PAYMENTS--CONTINUING OPERATIONS (in millions)

                                                      GUARANTEED MINIMUM
AT DECEMBER 31, 1996       LEASE OBLIGATIONS          FRANCHISE PAYMENTS
========================================================================
1997                                    $ 95                        $120
1998                                      76                         106
1999                                      68                          97
2000                                      69                          59
2001                                      53                          17
Subsequent years                         189                          10
------------------------------------------------------------------------
Minimum rental payments                 $550                        $409
========================================================================


NOTE 19: OTHER INCOME AND EXPENSES, NET

OTHER INCOME AND EXPENSES, NET (in millions)

YEAR ENDED DECEMBER 31                        1996         1995         1994
============================================================================
Interest on securities                       $   9         $ 11        $  12
Miscellaneous interest income                   33            7            4
Gain (loss) on disposition
      of other assets                         (135)         121           28
Operating results--
      non-consolidated affiliates                9            3           (2)
Foreign currency transaction and
      high-inflation translation effect        (13)          (8)          (6)
Estimated loss on disposition
      of non-strategic businesses                -           (7)         (17)
Pension settlement loss (note 4)                 -            -         (308)
Other                                           11           10            4
----------------------------------------------------------------------------
Other income and expenses, net               $ (86)        $137        $(285)
============================================================================

The net loss on disposition of assets for 1996 includes an estimated loss of $152 million resulting from a decision to sell certain miscellaneous non-strategic assets and a gain of $17 million from the sale of equity investments. The gain on disposition of other assets for 1995 includes a gain of $115 million from the sale of the Corporation's 62% interest in MICROS Systems, Inc. The gain on disposition of other assets for 1994 includes a gain of $32 million from the sale of two California radio stations.

NOTE 20: RESTRUCTURING, LITIGATION AND OTHER MATTERS

The Corporation has undertaken a number of actions to streamline its businesses and recognize the financial impact of certain matters. Certain of these actions resulted in the recognition of charges to operating profit.

RESTRUCTURING, LITIGATION AND OTHER MATTERS (in millions)

YEAR ENDED DECEMBER 31      1996          1995         1994
===========================================================
Restructuring               $273          $ 83          $19
Litigation matters           486           236            -
Impairment of assets          15             -            -
Environmental remediation
      activities             175             -            -
Other                         30             -            -
-----------------------------------------------------------
Total                       $979          $319          $19
===========================================================

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

A summary of restructuring charges by business segment follows:

RESTRUCTURING COSTS BY SEGMENT (in millions)

YEAR ENDED DECEMBER 31      1996         1995          1994
===========================================================
Media                       $ 41          $ -          $ (2)
Power Systems                181           44            21
Thermo King                    6            -             -
Government Operations          8            -             -
Corporate & Other             37           39             -
-----------------------------------------------------------
Total                       $273          $83           $19
===========================================================

Generally, separated employees received benefits under the Corporation's Employee Security and Protection Plan or similar arrangements, including layoff income benefits, permanent job separation benefits, retraining and/or outplacement assistance. The amount included for these benefits in the restructuring charge represents the incremental cost of such benefits over those amounts previously accrued under SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

Based on the Corporation's current estimates, summarized below are the restructuring costs for Continuing Operations:

RESTRUCTURING COSTS BY CATEGORY OF EXPENDITURE (dollars in millions)

YEAR ENDED DECEMBER 31               1996       1995        1994
================================================================
Number of employee separations      2,617      1,071         490
----------------------------------------------------------------
Employee separation costs          $  191     $   77        $ 37
Pension and postretirement
      curtailment costs                14          -           -
Asset writedowns                       37          3           -
Facility closure/
      rationalization costs            37          3           -
Adjustments of prior plans             (6)         -         (18)
----------------------------------------------------------------
Total charge to operations         $  273     $   83        $ 19
================================================================

Of the employee separations in the 1996 plans, nearly 50% were completed at December 31, 1996. For the 1995 and 1994 plans, 85% and 100%, respectively, were completed at December 31, 1996. The majority of the remaining separations are expected to be completed in 1997. Employee separation costs generally are paid over a period of up to two years following the separation.

In connection with the acquisition of CBS, the Corporation developed a restructuring plan to integrate the operations of CBS with those of the Corporation and eliminate duplicate CBS facilities and functions. The cost of that plan, which approximated $100 million, was recorded in connection with the purchase.

The following is a reconciliation of the restructuring liability for Continuing
Operations:

RECONCILIATION OF RESTRUCTURING LIABILITY (in millions)

==============================================================
Balance at January 1, 1994                               $ 211
Provision for restructuring                                 19
Cash expenditures                                         (129)
Noncash expenditures                                       (20)
--------------------------------------------------------------
Balance at December 31, 1994                                81
--------------------------------------------------------------
Provision for restructuring                                 83
CBS acquisition plan                                       100
Cash expenditures                                         (101)
Noncash expenditures                                        (5)
--------------------------------------------------------------
Balance at December 31, 1995                               158
--------------------------------------------------------------
Provision for restructuring                                273
Cash expenditures                                         (104)
Noncash expenditures                                       (49)
--------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                             $ 278
==============================================================

Additional restructuring costs totalling $2 million in 1996, $52 million in 1995, and $52 million in 1994 were included in the results of Discontinued Operations primarily for the separation of approximately 1,400 employees and the exiting of various product lines and facilities.

NOTE 21: SEGMENT INFORMATION

Westinghouse is a global corporation operating in the principal business areas of television and radio broadcasting, cable programming, chemical and nuclear materials management, transport temperature control, and power generation systems. The Corporation's continuing businesses are aligned for reporting purposes into the following four segments: Media, Power Systems, Thermo King, and Government Operations. Results of international activities, including manufacturing, export sales, and foreign licensee income, are included in the financial information of the segment that has operating responsibility.

Media provides a variety of communications services consisting primarily of commercial broadcasting, program production, and distribution. It operates the CBS Television Network, a programming provider for approximately 200 affiliates. It sells advertising time to radio, television and cable advertisers through national and local sales organizations. Media currently owns and operates 14 television broadcasting stations and 79 radio stations including those acquired with Infinity. Media also provides programming and distribution services to the cable television industry. Group W Satellite Communications (GWSC) provides sports programming; the marketing and advertising for two country music entertainment networks; and a 24-hour, Spanish-language news service. The two country music entertainment networks are expected to be acquired in 1997. See note 23 to the financial statements. GWSC is currently developing a new cable channel, Eye on People.

The Power Systems segment designs, develops, manufactures and services nuclear and fossil-fueled power generation systems and is a leading supplier of reload nuclear fuel to the global electric utility market.

Thermo King is a leading supplier of mobile temperature control equipment for trucks, trailers and seagoing containers, as well as air conditioning for buses.

The Government Operations segment includes the management and operation of several government-owned facilities for the U.S. Department of Energy (DOE) and the U.S. Army, and support for the U.S. naval nuclear reactors program.

The Corporate & Other segment includes corporate activities that are managed for the benefit of the entire Corporation.

Segment sales of products and services include products that are transferred between segments, generally at inventoried cost plus a margin. Segment operating profit or loss consists of sales of products and services less segment operating expenses, which include costs of products and services, marketing, administration and general expenses, depreciation and amortization, and restructuring costs.

Segment operating profit for 1996, 1995, and 1994 included special charges consisting of costs for restructuring, litigation, and other matters (see note 20 to the financial statements) as follows:

SPECIAL CHARGES INCLUDED IN SEGMENT OPERATING PROFIT (in millions)

YEAR ENDED DECEMBER 31                    1996       1995       1994
====================================================================
Media                                   $   41       $  -        $(2)
--------------------------------------------------------------------
Industries & Technology:
      Power Systems                        614        280         21
      Thermo King                            6          -          -
      Government Operations                  8          -          -
--------------------------------------------------------------------
Total Industries & Technology              628        280         21
Corporate & Other                          438         39          -
--------------------------------------------------------------------
Total                                   $1,107       $319        $19
====================================================================

SALES OF PRODUCTS AND SERVICES AND OPERATING PROFIT BY SEGMENT (in millions)


                                          SALES OF PRODUCTS AND SERVICES        OPERATING PROFIT (LOSS)
-------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                      1996       1995       1994         1996      1995      1994
=======================================================================================================
Media                                     $4,145     $1,016     $  650        $ 310     $ 212     $ 197
-------------------------------------------------------------------------------------------------------
Industries & Technology:
      Power Systems                        3,078      3,000      2,930         (575)     (207)      165
      Thermo King                          1,013      1,065        877          180       176       135
      Government Operations                  121        155        133           63        81        77
-------------------------------------------------------------------------------------------------------
Total Industries & Technology              4,212      4,220      3,940         (332)       50       377
Corporate & Other                            133        393        674         (734)     (161)     (165)
Intersegment Sales                           (41)       (30)       (54)           -         -         -
-------------------------------------------------------------------------------------------------------
Total                                     $8,449     $5,599     $5,210        $(756)    $ 101     $ 409
=======================================================================================================


OTHER SEGMENT FINANCIAL INFORMATION (in millions)

                                             IDENTIFIABLE ASSETS         DEPRECIATION AND AMORTIZATION     CAPITAL EXPENDITURES
--------------------------------------------------------------------------------------------------------------------------------
AT OR FOR THE YEAR ENDED DECEMBER 31    1996        1995        1994        1996     1995     1994        1996     1995     1994
================================================================================================================================
Media                                $14,194     $ 8,889     $   794        $277     $ 57     $ 31        $ 93     $ 32     $ 35
--------------------------------------------------------------------------------------------------------------------------------
Industries & Technology:
      Power Systems                    2,596       2,667       2,465          93       93       95          72      101       87
      Thermo King                        400         381         354          15       15       13          20       23       19
      Government Operations               60          99          83           3        1        2           2        2        2
--------------------------------------------------------------------------------------------------------------------------------
Total Industries & Technology          3,056       3,147       2,902         111      109      110          94      126      108
Corporate & Other                      2,639       2,620       2,974          17       27       39           1       21       21
--------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations           19,889      14,656       6,670         405      193      180         188      179      164
Discontinued Operations                1,418       3,958       5,168          71      124      140          18      111       95
--------------------------------------------------------------------------------------------------------------------------------
Total                                $21,307     $18,614     $11,838        $476     $317     $320        $206     $290     $259
================================================================================================================================

Corporate & Other assets in the table above are not identifiable to operating segments and principally include cash and cash equivalents, deferred income taxes, plant and equipment associated with corporate headquarters, and certain noncurrent receivables.

The increase in identifiable assets of Continuing Operations in 1996 and 1995 reflects the acquisitions of Infinity and CBS, respectively.

Included in income from Continuing Operations is income of subsidiaries located outside the United States. These subsidiaries reported net income of $70 million in 1996, $81 million in 1995, and $15 million in 1994. Subsidiaries located outside the United States comprised 5% of total assets of Continuing Operations in 1996, 5% in 1995, and 17% in 1994. Subsidiaries located outside the United States comprised 2% of total liabilities of Continuing Operations in 1996, 2% in 1995, and 5% in 1994.

The following table reflects selected financial information based on the geographic area where the sale originated:

FINANCIAL INFORMATION BY GEOGRAPHIC AREA (in millions)

AT OR FOR THE YEAR ENDED DECEMBER 31     1996        1995       1994
====================================================================
Sales of products and services
      from Continuing Operations:
    U.S.                              $ 7,533     $ 4,685     $4,412
    Outside the U.S.                      916         914        798
--------------------------------------------------------------------
Sales of products and services        $ 8,449     $ 5,599     $5,210
--------------------------------------------------------------------
Operating profit (loss) from
      Continuing Operations:
    U.S.                              $  (856)    $   (15)    $  358
    Outside the U.S.                      100         116         51
--------------------------------------------------------------------
Operating profit (loss)               $  (756)    $   101     $  409
--------------------------------------------------------------------
Segment identifiable assets of
      Continuing Operations:
    U.S.                              $18,816     $13,943     $5,547
    Outside the U.S.                    1,073         713      1,123
--------------------------------------------------------------------
Segment identifiable assets           $19,889     $14,656     $6,670
====================================================================

The Corporation sells products manufactured domestically to customers throughout the world using domestic divisions and subsidiaries doing business primarily outside the United States. Generally, products manufactured outside the United States are sold outside the United States.

SALES OF PRODUCTS AND SERVICES SOLD OUTSIDE THE U.S. (in millions)

YEAR ENDED DECEMBER 31                        1996                             1995                             1994
----------------------------------------------------------------------------------------------------------------------------
                                      AMOUNT    % OF SALES             AMOUNT    % OF SALES             AMOUNT    % OF SALES
============================================================================================================================
Subsidiaries outside the U.S.:
      Europe, Africa, Middle East     $  550          6.5%             $  568         10.1%             $  486          9.3%
      Canada                             273          3.2%                256          4.6%                227          4.4%
      All other                           93          1.1%                 90          1.6%                 85          1.6%
----------------------------------------------------------------------------------------------------------------------------
Total                                 $  916         10.8%             $  914         16.3%             $  798         15.3%
============================================================================================================================
U.S. exports:
      Europe, Africa, Middle East     $  331          3.9%             $  310          5.5%             $  399          7.7%
      Asia-Pacific                       709          8.4%                802         14.3%                508          9.8%
      Latin America                      288          3.4%                112          2.0%                166          3.2%
      Canada                              41          0.5%                 48          0.9%                 53          1.0%
----------------------------------------------------------------------------------------------------------------------------
Total                                 $1,369         16.2%             $1,272         22.7%             $1,126         21.7%
============================================================================================================================

Purchases by the U.S. Government and its agencies accounted for 3%, 6% and 6% of sales of products and services from Continuing Operations for 1996, 1995 and 1994, respectively. Sales to the utility segment accounted for 26% of sales of products and services from Continuing Operations during 1996, 34% in 1995 and 40% in 1994.

RESEARCH AND DEVELOPMENT BY CONTINUING OPERATIONS (in millions)

YEAR ENDED DECEMBER 31           1996          1995          1994
=================================================================
Westinghouse-sponsored:
      Power Systems              $ 29          $ 40          $ 66
      Other                        13            14            20
Customer-sponsored:
      Power Systems                73            66            47
      Other                        26            45            52
-----------------------------------------------------------------
Total research and development
      expenditures               $141          $165          $185
=================================================================


NOTE 22: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Corporation using the best available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange or the value that ultimately will be realized by the Corporation upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," comparability of fair values among entities may not be meaningful. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS--CONTINUING OPERATIONS (in millions)

AT DECEMBER 31                                               1996                                 1995
----------------------------------------------------------------------------------------------------------------------
                                              CARRYING     ESTIMATED     CONTRACT     CARRYING   ESTIMATED    CONTRACT
                                               AMOUNT     FAIR VALUE      AMOUNT       AMOUNT    FAIR VALUE    AMOUNT
======================================================================================================================
ASSETS:
Cash and cash equivalents                      $  220       $  220        $  -         $  196      $  196      $  -
Investments in marketable securities               48           47           -             55          55         -
Noncurrent customer and other receivables         384          377           -            161         150         -

LIABILITIES:
Short-term debt                                   497          497           -            306         306         -
Current maturities of long-term debt                4            4           -            330         330         -
Long-term debt                                  5,149        5,147           -          7,226       7,239         -

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:
Interest rate swap agreements:
    Unrealized losses                               -           (7)          -              -         (14)        -
Foreign currency exchange contracts:
    Unrealized gains (losses)                       -           (4)          -              -           4         -
Letters of credit                                   -            -         522              -           -       503
======================================================================================================================

FAIR VALUE OF FINANCIAL INSTRUMENTS--DISCONTINUED OPERATIONS (in millions)

AT DECEMBER 31                                               1996                                 1995
----------------------------------------------------------------------------------------------------------------------
                                              CARRYING     ESTIMATED     CONTRACT     CARRYING   ESTIMATED    CONTRACT
                                               AMOUNT     FAIR VALUE      AMOUNT       AMOUNT    FAIR VALUE    AMOUNT
======================================================================================================================
ASSETS:
Cash and cash equivalents                      $   13        $  13        $  -         $   30        $ 30      $  -
Noncurrent customer and other receivables          29           27           -            109         108         -
Portfolio investments:
    Real estate                                     2            2           -             35          16         -
    Corporate finance                               -            1           -              1          (1)        -

LIABILITIES:
Short-term debt                                     5            5           -             84          84         -
Current maturities of long-term debt                2            2           -            265         341         -
Long-term debt                                    417          423           -            157         164         -

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:
Interest rate and currency exchange
  agreements:
    Unrealized gains                                -            -           -              -          72         -
Letters of credit                                   -            -          94              -           -       317
======================================================================================================================

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

PORTFOLIO INVESTMENTS

At December 31, 1996 and 1995, the fair value of portfolio investments was determined using financial information prepared by independent third parties, discounted cash flow projections, financial statements for investee companies and letters of intent or other asset sale agreements.

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

NOTE 23: SUBSEQUENT EVENT  (Unaudited)

On February 10, 1997, the Corporation announced that it reached a definitive merger agreement with Gaylord Entertainment Company (Gaylord) whereby the Corporation will acquire Gaylord's two major cable networks-The Nashville Network (TNN) and Country Music Television (CMT). The acquisition includes domestic and international operations of TNN, the U.S. and Canadian operations of CMT, and approximately $50 million of working capital. The purchase price of $1.55 billion will be paid in Westinghouse common stock. The number of shares to be issued will depend on the average closing price of the Corporation's stock during a trading period just prior to closing the transaction, subject to certain limits on the total number of shares to be issued and certain termination rights under the merger agreement. This transaction is subject to several conditions, including regulatory approvals, the receipt of a favorable ruling from the Internal Revenue Service, and the approval of Gaylord's shareholders.

QUARTERLY FINANCIAL INFORMATION
(Unaudited, in millions except per-share amounts)

                                            1996 QUARTER ENDED                                     1995 QUARTER ENDED
------------------------------------------------------------------------------------------------------------------------------------
                                DEC. 31    SEPT. 30    JUNE 30    MARCH 31(a)      DEC. 31     SEPT. 30     JUNE 30     MARCH 31
====================================================================================================================================
Sales of services and products   $2,451      $1,967     $2,148      $1,883          $1,870       $1,215      $1,374       $1,140
Gross margin                        766         677        762         424             643          357         417          326
Restructuring, litigation,
  and other matters                (150)          -       (175)       (654)           (200)        (114)         (5)           -
Operating profit (loss)              (2)         90        (30)       (814)             27          (46)         89           31
Other income and expenses, net       27          25          8        (146)             14          124           1           (2)
Income (loss) from
  Continuing Operations             (32)          6        (89)       (723)            (54)          20          26          (11)
Income (loss) from
  Discontinued Operations (b)        (2)         (4)         -         967              47          (72)         33           26
Extraordinary loss                    -         (30)         -         (63)              -            -           -            -
Net income (loss)                   (34)        (28)       (89)        181              (7)         (52)         59           15
Earnings (loss) per
  common share:
 Continuing Operations             (.07)        .01       (.20)      (1.65)           (.13)         .03         .04         (.06)
 Discontinued Operations           (.01)       (.01)         -        2.20             .11         (.18)        .08          .07
 Extraordinary loss                   -        (.06)         -        (.14)              -            -           -            -
 Earnings (loss) per
  common share                     (.08)       (.06)      (.20)        .41            (.02)        (.15)        .12          .01
Dividends per common share          .05         .05        .05         .05             .05          .05         .05          .05
New York Stock Exchange
  market price per share:
 High                            21-1/8      19         20-1/8      21              17-7/8       15-1/2      16-3/8       16
 Low                             17          15-3/8     17-3/8      16-5/8          13-3/8       12-5/8      13-7/8       12-1/8
====================================================================================================================================

(a)Reported results for Continuing Operations include the impact of a one-time accounting adjustment involving the application of accounting principles related to long-term contracts. Sales were reduced by $180 million and operating profit was reduced by $128 million for this modification.

(b)Includes a net gain of $1,018 million from disposals of business segments in the first quarter of 1996 and a net loss of $76 million from a disposal in the third quarter of 1995.

FIVE-YEAR SUMMARY SELECTED FINANCIAL AND STATISTICAL DATA
(Unaudited, dollars in millions except per-share amounts)

                                                          1996            1995            1994             1993            1992
===============================================================================================================================
Sales of services and products                         $ 8,449         $ 5,599         $ 5,210          $ 5,158         $ 5,281
Operating profit (loss)                                   (756)            101             409                6             468
Other income and expenses, net                             (86)            137            (285)             (75)            (32)
Interest expense                                          (456)           (236)           (134)            (164)           (169)
Income (loss) from Continuing
  Operations before income taxes
  and minority interest                                 (1,298)              2             (10)            (233)            267
Income tax benefit (expense)                               466             (10)             11               71             (82)
Income (loss) from Continuing
  Operations                                              (838)            (19)             (8)            (171)            180
Income (loss) from Discontinued
  Operations                                               961              34              85              (99)         (1,236)
Extraordinary loss                                         (93)              -               -                -               -
Cumulative effect of changes
  in accounting principles                                   -               -               -              (56)           (338)
Net income (loss)                                           30              15              77             (326)         (1,394)
-------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
  Continuing Operations                                $ (1.89)        $  (.13)        $  (.15)         $  (.63)        $   .44
  Discontinued Operations                                 2.17             .08             .22             (.28)          (3.57)
  Extraordinary loss                                      (.21)              -               -                -               -
  Cumulative effect of changes
    in accounting principles                                 -               -               -             (.16)           (.98)
  Earnings (loss) per
    common share                                           .07            (.05)            .07            (1.07)          (4.11)
Dividends per common share                                 .20             .20             .20              .40             .72
-------------------------------------------------------------------------------------------------------------------------------
Total assets:
  Continuing Operations                                $19,889         $14,656         $ 6,670          $ 6,905         $ 6,229
  Discontinued Operations                                1,418           3,958           5,168            7,616          11,696
  Total assets                                          21,307          18,614          11,838           14,521          17,925
Long-term debt:
  Continuing Operations                                  5,149           7,226           1,865            1,869           1,314
  Discontinued Operations                                  417             157             589              663           1,629
Total debt:
  Continuing Operations                                  5,650           7,862           2,497            2,500           2,800
  Discontinued Operations                                  424             506           1,240            3,850           7,133
Shareholders' equity                                     5,742           1,508           1,815            1,062           2,235
-------------------------------------------------------------------------------------------------------------------------------
Average common and common
  equivalent shares outstanding                    443,399,290     410,137,941     383,736,249      352,901,670     346,103,408
Market price range per share                    $21-1/8-15-3/8  $17-7/8-12-1/8  $15-1/4-10-7/8   $17-1/8-12-3/4   $20-7/8-9-3/4
Market price at year end                                19-7/8          16-3/8          12-1/4           14-1/8          13-3/8
Common shareholders at year end                        127,802         125,962         125,376          125,806         127,559
Average number of employees                             59,275          77,813          84,399          103,063         109,050
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

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to pages 17 through 34 of the Proxy Statement.

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

(A)(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule for Westinghouse Electric Corporation and the Reports of Independent Auditors and Accountants thereon are included in Part IV of this report:

                                                                                   PAGES
                                                                                   -----
    Reports of Independent Auditors and Accountants on Financial Statement         68-69
      Schedule
    For the three years ended December 31, 1996: Schedule II -- Valuation           70
      and Qualifying Accounts

     Other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(A)(3) EXHIBITS

    (3)    Articles of Incorporation and Bylaws
           (a)   The Restated Articles of the Corporation, as amended to December 13, 1996, are incorporated herein by reference to Exhibit 4.1 to the Corporation's
                 Registration Statement No. 333-13219 on Post-Effective Amendment No. 1 on
                 Form S-8 to Form S-4 filed with the Securities and Exchange Commission on
                 January 2, 1997.
           (b)   Amendment to Restated Articles.

           (c)   The Bylaws of the Corporation, as amended to September 25, 1996, are incorporated herein by reference to Exhibit 4.2 to the Corporation's
                 Registration Statement No. 333-13219 on Form S-4 filed with the Securities and Exchange Commission on October 22, 1996.
           (d)   Amendments to Bylaws.
    (4)    Rights of Security Holders
           (a)   There are no instruments with respect to long-term debt of the Corporation that involve securities authorized thereunder exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The
                 Corporation agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
           (b)   Rights Agreement is incorporated herein by reference to Exhibit 1 to Form
                 8-A filed with the Securities and Exchange Commission on January 9, 1996.
    (10)   Material Contracts
           (a*)  The Annual Performance Plan, as amended to November 1, 1996, is incorporated herein by reference to Exhibit 10(a) to Form 10-Q for the quarter ended
                 September 30, 1996.
           (b*)  The 1993 Long-Term Incentive Plan, as amended to November 1, 1996, is incorporated herein by reference to Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1996.
           (c*)  The 1984 Long-Term Incentive Plan, as amended to November 1, 1996, is incorporated herein by reference to Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1996.
           (d*)  The Westinghouse Executive Pension Plan, as amended to September 25, 1996, is incorporated herein by reference to Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 1996.
           (e*)  The Deferred Compensation and Stock Plan for Directors, as amended to
                 November 1, 1996.
           (f*)  The Director's Charitable Giving Program, as amended to April 30, 1996, is incorporated herein by reference to Exhibit 10(g) to Form 10-Q for the quarter ended June 30, 1996.
           (g*)  The 1991 Long-Term Incentive Plan, as amended to January 29, 1997.
           (h*)  Advisory Director's Plan Termination Fee Deferral Terms and Conditions,
                 dated April 30, 1996, is incorporated herein by reference to Exhibit 10(i)
                 to Form 10-Q for the quarter ended June 30, 1996.
           (i*)  Employment Agreement between the Corporation and Michael H. Jordan is hereby incorporated by reference to Exhibit 10 to the Corporation's Form 8-K, dated
                 September 1, 1993.
           (j*)  Employment Agreement between the Corporation and Fredric G. Reynolds is incorporated herein by reference to Exhibit 10(j) to Form 10-K for the year ended December 31, 1994.
           (k)   $5.5 billion Credit Agreement among Westinghouse Electric Corporation, the
                 Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as
                 Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and
                 Morgan Guaranty Trust Company of New York as Administrative Agent, dated
                 August 29, 1996, is incorporated herein by reference to Exhibit 10(l) to
                 Form 10-Q for the quarter ended September 30, 1996.
           (l*)  Employment Agreement between CBS Inc. and Peter Lund, dated as of November
                 28, 1995, is hereby incorporated by reference to Exhibit 10(l) to Form 10-Q for the quarter ended March 31, 1996.
           (m*)  Agreement between the Corporation and F. J. Harvey, dated as of April 30,
                 1996, is incorporated herein by reference to Exhibit 10(n) to Form 10-Q for the quarter ended June 30, 1996.
           (n*)  CBS Supplemental Executive Retirement Plan, as amended to November 15, 1995.
           (o*)  CBS Bonus Supplemental Executive Retirement Plan, as amended to November 15,
                 1995.

* Identifies management contract or compensatory plan or arrangement.

   (11)      Computation of Per Share Earnings
   (12)(a)   Computation of Ratio of Earnings to Fixed Charges
   (12)(b)   Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
             Dividends
   (21)      Subsidiaries of the Registrant
   (23)(a)   Consent of Independent Auditors
   (23)(b)   Consent of Independent Accountants
   (24)      Powers of Attorney and Extract of Resolutions of Board of Directors
   (27)      Financial Data Schedule

(B) REPORTS ON FORM 8-K

     A Current Report on Form 8-K (Items 5 and 7) dated November 4, 1996 filing a press release concerning the Corporation's earnings for the third quarter of 1996.

     A Current Report on Form 8-K (Items 5 and 7) dated November 13, 1996 filing two press releases announcing the plan to spin-off the Corporation's industrial businesses, the elimination of 1,100 positions and a charge of approximately $125 million to cover severance programs.

     A Current Report on Form 8-K (Items 5 and 7) dated December 31, 1996 filing a press release announcing the completion of the merger of R Acquisition Corp. into Infinity Broadcasting Corporation, which as a result became a wholly-owned subsidiary of Westinghouse.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Westinghouse Electric Corporation

     Under date of January 29, 1997, we reported on the consolidated balance sheet of Westinghouse Electric Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended, which are included in the 1996 Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we have also audited the related 1996 financial statement schedule included in the 1996 Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

     In our opinion, the 1996 financial statement schedule, when considered in relation to the basic 1996 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
Pittsburgh, Pennsylvania
January 29, 1997

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Westinghouse Electric Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 12, 1996 except for the restatements discussed in notes 1 and 3, for which the dates are March 31, 1996 and November 13, 1996, appearing on page 32 of this Form 10-K of Westinghouse Electric Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
Pittsburgh, Pennsylvania
February 12, 1996, except for the
restatements discussed in notes 1
and 3, for which the dates are
March 31, 1996 and November 13, 1996.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                        1996     1995     1994
                                                                        ----     ----     ----
                                                                            (IN MILLIONS)
Customer receivables from Continuing Operations--allowance for doubtful accounts:
     Balance at beginning of year....................................   $ 32     $ 47     $ 48
     Charged to costs and expenses...................................     14        5        8
     Charged to the allowance........................................    (13)     (25)      (9)
     Other...........................................................     --        5       --
                                                                        ----     ----     ----
          Balance at end of year(a)..................................   $ 33     $ 32     $ 47
                                                                        ====     ====     ====
Deferred income taxes--valuation allowance:
     Balance at beginning of year....................................   $ 98     $101     $ 90
     Charged (credited) to costs and expenses........................      3       (3)      11
     Reduction due to business divestitures..........................    (49)      --       --
                                                                        ----     ----     ----
          Balance at end of year.....................................   $ 52     $ 98     $101
                                                                        ====     ====     ====

---------

(a) At December 31, 1996, 1995 and 1994, all amounts were classified as current.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1997.

                                           WESTINGHOUSE ELECTRIC CORPORATION

                                           By:  /s/ Carol V. Savage
                                              ------------------------------
                                                    Carol V. Savage
                                                   Vice President and
                                                Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature and Title
           -------------------
Frank C. Carlucci, Director
Robert E. Cawthorn, Director
Gary M. Clark, Vice Chairman, President
  and Director
George H. Conrades, Director
William H. Gray, III, Director
Michael H. Jordan, Chairman and Chief
  Executive Officer
  (principal executive officer)
  and Director
Mel Karmazin, Chairman and Chief                    By:   /s/ Carol V. Savage
  Executive Officer, CBS Radio,                        -----------------------
  and Director                                               Carol V. Savage
Dr. David K.P. Li, Director                                  Attorney-In-Fact
David T. McLaughlin, Director                                 March 19, 1997
Richard R. Pivirotto, Director
Fredric G. Reynolds, Executive Vice
  President and Chief Financial
  Officer (principal financial officer)
Carol V. Savage, Vice President and Chief
  Accounting Officer (principal
  accounting officer)
Raymond W. Smith, Director
Dr. Paula Stern, Director
Robert D. Walter, Director

     Original powers of attorney authorizing Carol V. Savage and certain others, individually, to sign this report on behalf of the listed directors and officers of the Corporation and a certified copy of resolutions of the Board of Directors of the Corporation authorizing Carol V. Savage and certain others to sign on behalf of the Corporation have been filed with the Securities and Exchange Commission and are included as Exhibit 24 to this report.