Form 10-Q
period 1997-03-31
WESTINGHOUSE ELECTRIC CORP
filed 1997-05-09
CIK 106413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004


                                   FORM 10-Q

   (MARK ONE)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1997
                                                 --------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  --- SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO
                                                    ---     ---
                         COMMISSION FILE NUMBER  1-977
                                                ------

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

         COMMON STOCK 610,373,930 SHARES OUTSTANDING AT APRIL 30, 1997
         -------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX
                       ---------------------------------

                                                                        PAGE NO.
                                                                        --------
   PART I.  FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED STATEMENT OF INCOME                        3

            CONDENSED CONSOLIDATED BALANCE SHEET                              4

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                    5

            NOTES TO THE CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS                                         6-13

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS                              14-24

   PART II.  OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS                                       24

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     24-26

   SIGNATURE                                                                 27

   PART I.  FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
               (IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
   SALES OF PRODUCTS AND SERVICES                      $ 2,223       $ 1,883
   COSTS OF PRODUCTS AND SERVICES                       (1,590)       (1,459)
   RESTRUCTURING, LITIGATION AND OTHER MATTERS
     (NOTES 2 AND 3)                                         -          (654)
   MARKETING, ADMINISTRATION, AND
     GENERAL EXPENSES                                     (763)         (584)
                                                       -------       -------
   OPERATING LOSS                                         (130)         (814)
   OTHER INCOME (EXPENSES), NET (NOTE 4)                    34          (146)
   INTEREST EXPENSE                                       (114)         (146)
                                                       -------       -------
   LOSS FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND MINORITY INTEREST IN
     INCOME OF CONSOLIDATED SUBSIDIARIES                  (210)       (1,106)
   INCOME TAX BENEFIT                                       59           384
   MINORITY INTEREST IN INCOME OF
     CONSOLIDATED SUBSIDIARIES                               -            (1)
                                                       -------       -------
   LOSS FROM CONTINUING OPERATIONS                        (151)         (723)
                                                       -------       -------
   DISCONTINUED OPERATIONS, NET OF
     INCOME TAXES (NOTE 9):
      LOSS FROM DISCONTINUED OPERATIONS                      -           (51)
      ESTIMATED NET GAIN ON DISPOSAL OF
       DISCONTINUED OPERATIONS                               -         1,018
                                                       -------       -------
   INCOME FROM DISCONTINUED OPERATIONS                       -           967

   EXTRAORDINARY ITEM:
     LOSS ON EARLY EXTINGUISHMENT OF DEBT
       (NOTE 5)                                              -           (63)
                                                       -------       -------
   NET INCOME (LOSS)                                   $  (151)      $   181
                                                       =======       =======
   EARNINGS (LOSS) PER COMMON SHARE:
     CONTINUING OPERATIONS                             $ (0.23)      $ (1.65)
     DISCONTINUED OPERATIONS                                 -          2.20
     EXTRAORDINARY ITEM                                      -         (0.14)
                                                       -------       -------
   EARNINGS (LOSS) PER COMMON SHARE                    $ (0.23)      $  0.41
                                                       =======       =======

   CASH DIVIDENDS PER COMMON SHARE                     $  0.05       $  0.05
                                                       =======       =======

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (IN MILLIONS)

                                            MARCH 31, 1997    DECEMBER 31, 1996
                                            --------------    -----------------
ASSETS                                        (UNAUDITED)
------
 CASH AND CASH EQUIVALENTS                         $    89              $   220
 CUSTOMER RECEIVABLES                                1,686                1,561
 INVENTORIES (NOTE 6)                                  863                  783
 UNCOMPLETED CONTRACTS COSTS OVER RELATED BILLINGS     661                  686
 PROGRAM RIGHTS                                        460                  431
 DEFERRED INCOME TAXES                                 792                  817
 PREPAID AND OTHER CURRENT ASSETS                      172                  289
                                                   -------              -------
 TOTAL CURRENT ASSETS                                4,723                4,787
 PLANT AND EQUIPMENT, NET                            1,841                1,866
 FCC LICENSES, NET                                   2,213                2,199
 GOODWILL, NET                                       8,736                8,776
 OTHER INTANGIBLE AND NONCURRENT ASSETS (NOTE 7)     2,318                2,261
 NET ASSETS OF DISCONTINUED OPERATIONS (NOTE 9)         53                    -
                                                   -------              -------
 TOTAL ASSETS                                      $19,884              $19,889
                                                   =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
 SHORT-TERM DEBT                                   $   153              $   497
 CURRENT MATURITIES OF LONG-TERM DEBT                   34                    4
 ACCOUNTS PAYABLE                                      561                  887
 UNCOMPLETED CONTRACTS BILLINGS OVER RELATED COSTS     410                  334
 OTHER CURRENT LIABILITIES (NOTE 8)                  2,335                2,578
                                                   -------              -------
 TOTAL CURRENT LIABILITIES                           3,493                4,300
 LONG-TERM DEBT                                      6,128                5,149
 PENSION LIABILITY                                   1,159                1,069
 OTHER NONCURRENT LIABILITIES (NOTE 8)               3,497                3,619
                                                   -------              -------
 TOTAL LIABILITIES                                  14,277               14,137
                                                   -------              -------
 CONTINGENT LIABILITIES AND COMMITMENTS (NOTE 10)
 MINORITY INTEREST IN EQUITY OF CONSOLIDATED
   SUBSIDIARIES                                         12                   10

 SHAREHOLDERS' EQUITY (NOTE 11):
 PREFERRED STOCK, $1.00 PAR VALUE (25 MILLION
   SHARES AUTHORIZED):
    SERIES C CONVERSION PREFERRED (4 MILLION
     SHARES ISSUED)                                      4                    4
 COMMON STOCK, $1.00 PAR VALUE (1,100 MILLION
   SHARES AUTHORIZED, 612 MILLION AND 609 MILLION
   SHARES ISSUED)                                      612                  609
 CAPITAL IN EXCESS OF PAR VALUE                      5,418                5,376
 COMMON STOCK HELD IN TREASURY                        (533)                (546)
 MINIMUM PENSION LIABILITY ADJUSTMENT                 (796)                (796)
 CUMULATIVE FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS                                          (4)                  11
 RETAINED EARNINGS                                     894                1,084
                                                   -------              -------
 TOTAL SHAREHOLDERS' EQUITY                          5,595                5,742
                                                   -------              -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $19,884              $19,889
                                                   =======              =======


          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (IN MILLIONS) (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                   MARCH 31
                                                             ------------------
                                                             1997          1996
                                                             ----          ----
   CASH USED FOR OPERATING ACTIVITIES
     OF CONTINUING OPERATIONS                              $ (863)       $ (502)

   CASH USED FOR OPERATING ACTIVITIES
     OF DISCONTINUED OPERATIONS                               (30)         (314)

   CASH FLOWS FROM INVESTING ACTIVITIES:
     BUSINESS ACQUISITIONS                                    (46)          (85)
     BUSINESS DIVESTITURES AND OTHER ASSET LIQUIDATIONS       123         3,587
     CAPITAL EXPENDITURES                                     (41)          (52)
                                                           ------        ------
   CASH PROVIDED BY INVESTING ACTIVITIES                       36         3,450
                                                           ------        ------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     BANK REVOLVER BORROWINGS                               1,610           988
     BANK REVOLVER REPAYMENTS                                (435)          (57)
     NET CHANGE IN OTHER SHORT-TERM DEBT                     (302)          (92)
     REPAYMENTS OF LONG-TERM DEBT                            (149)       (3,570)
     STOCK ISSUED                                              60            42
     DIVIDENDS PAID                                           (41)          (32)
     BANK FEES PAID AND OTHER                                  (5)           (8)
                                                           ------        ------
   CASH PROVIDED (USED) BY FINANCING ACTIVITIES               738        (2,729)
                                                           ------        ------
   DECREASE IN CASH AND CASH EQUIVALENTS                     (119)          (95)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           233           226
                                                           ------        ------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  114        $  131
                                                           ======        ======

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   INTEREST PAID:
     CONTINUING OPERATIONS                                 $  117        $  105
     DISCONTINUED OPERATIONS                                    5            17
                                                           ------        ------
   TOTAL INTEREST PAID                                     $  122        $  122
                                                           ======        ======
   INCOME TAXES PAID                                       $   16        $   23
                                                           ======        ======


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

WHEN READING THE FINANCIAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT, REFERENCE SHOULD BE MADE TO THE FINANCIAL STATEMENTS, SCHEDULES, AND NOTES CONTAINED IN THE CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996. CERTAIN AMOUNTS PERTAINING TO THE THREE MONTHS ENDED MARCH 31, 1996 HAVE BEEN RESTATED OR RECLASSIFIED FOR COMPARATIVE PURPOSES. REFERENCE ALSO SHOULD BE MADE TO THE CORPORATION'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 11, 1997 CONTAINING CERTAIN RESTATED FINANCIAL INFORMATION.

DURING RECENT YEARS, THE CORPORATION HAS MADE SEVERAL CHANGES TO ITS BUSINESS PORTFOLIO. A NUMBER OF BUSINESS SEGMENTS WERE IDENTIFIED AS NON-STRATEGIC AND WERE RECLASSIFIED TO DISCONTINUED OPERATIONS. WHEN APPROPRIATE, FINANCIAL INFORMATION PREVIOUSLY ISSUED WAS RESTATED TO GIVE EFFECT TO THE CLASSIFICATION OF THESE BUSINESSES AS DISCONTINUED OPERATIONS IN ACCORDANCE WITH ACCOUNTING PRINCIPLES BOARD OPINION (APB) NO. 30, "REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS." SEE
NOTE 9 TO THE FINANCIAL STATEMENTS.

ON DECEMBER 31, 1996, THE CORPORATION ACQUIRED INFINITY BROADCASTING CORPORATION (INFINITY). THE ACQUISITION, WHICH WAS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING, IS REFLECTED IN THE YEAR-END 1996 CONSOLIDATED BALANCE SHEET. EFFECTIVE JANUARY 1, 1997, OPERATING RESULTS FOR INFINITY ARE INCLUDED IN THE CONSOLIDATED STATEMENT OF INCOME.

ON FEBRUARY 10, 1997, THE CORPORATION ANNOUNCED THAT IT REACHED A DEFINITIVE MERGER AGREEMENT WITH GAYLORD ENTERTAINMENT COMPANY (GAYLORD) WHEREBY THE CORPORATION WILL ACQUIRE GAYLORD'S TWO MAJOR CABLE NETWORKS - THE NASHVILLE NETWORK (TNN) AND COUNTRY MUSIC TELEVISION (CMT). THE ACQUISITION INCLUDES DOMESTIC AND INTERNATIONAL OPERATIONS OF TNN, THE U.S. AND CANADIAN OPERATIONS OF CMT, AND APPROXIMATELY $50 MILLION OF WORKING CAPITAL. THE PURCHASE PRICE OF $1.55 BILLION WILL BE PAID IN WESTINGHOUSE COMMON STOCK. THE NUMBER OF SHARES TO BE ISSUED WILL DEPEND ON THE AVERAGE OF THE CLOSING PRICES OF THE CORPORATION'S COMMON STOCK DURING A TRADING PERIOD JUST PRIOR TO THE EFFECTIVE TIME OF THE TRANSACTION, SUBJECT TO CERTAIN LIMITS ON THE TOTAL NUMBER OF SHARES TO BE ISSUED AND CERTAIN TERMINATION RIGHTS UNDER THE MERGER AGREEMENT. THE TRANSACTION IS SUBJECT TO SEVERAL CONDITIONS, INCLUDING REGULATORY APPROVALS, THE RECEIPT OF A FAVORABLE RULING FROM THE INTERNAL REVENUE SERVICE, AND THE APPROVAL OF GAYLORD'S SHAREHOLDERS.

IN NOVEMBER 1996, THE BOARD OF DIRECTORS APPROVED A PLAN TO SEPARATE THE CORPORATION'S INDUSTRIES AND TECHNOLOGY BUSINESSES BY WAY OF A TAX-FREE DIVIDEND TO SHAREHOLDERS, FORMING A NEW PUBLICLY TRADED COMPANY TO BE CALLED WESTINGHOUSE ELECTRIC COMPANY (WELCO). THE PLAN ALSO PROVIDES THAT THERMO KING WILL CONDUCT A PUBLIC OFFERING OF UP TO 20% OF ITS COMMON STOCK AND WILL BECOME A MAJORITY-OWNED SUBSIDIARY OF WELCO. COMPLETION OF THE PLAN IS SUBJECT TO A NUMBER OF CONDITIONS, INCLUDING A FAVORABLE RULING FROM THE INTERNAL REVENUE SERVICE AND THE REGISTRATION OF THE WELCO COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934. MANAGEMENT CURRENTLY ANTICIPATES THE SEPARATION WILL OCCUR LATER IN 1997. HOWEVER, THERE CAN BE NO ASSURANCE THAT THE SEPARATION WILL OCCUR OR AS TO THE RELATED TIMING. FURTHERMORE, IF THE SEPARATION DOES OCCUR, THERE CAN BE NO ASSURANCE THAT ALL OF THE ASSETS, LIABILITIES AND CONTRACTUAL OBLIGATIONS WILL BE TRANSFERRED AS CURRENTLY CONTEMPLATED OR THAT CHANGES WILL NOT BE MADE TO THE SEPARATION PLAN.

THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS AND LIABILITIES, THE DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS, AND THE REPORTED AMOUNTS OF REVENUES AND EXPENSES DURING THE REPORTING PERIOD. ACTUAL

RESULTS COULD DIFFER FROM THOSE ESTIMATES. ON AN ONGOING BASIS, MANAGEMENT REVIEWS ITS ESTIMATES, INCLUDING THOSE RELATED TO LITIGATION, ENVIRONMENTAL LIABILITIES, CONTRACTS, PENSIONS, AND DISCONTINUED OPERATIONS, BASED ON CURRENTLY AVAILABLE INFORMATION. CHANGES IN FACTS AND CIRCUMSTANCES MAY RESULT IN REVISED ESTIMATES. IN THE OPINION OF MANAGEMENT, THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL MATERIAL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY THE CORPORATION'S FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS. SUCH ADJUSTMENTS ARE OF A NORMAL RECURRING NATURE. THE RESULTS FOR THIS INTERIM PERIOD ARE NOT NECESSARILY INDICATIVE OF RESULTS FOR THE ENTIRE YEAR OR ANY OTHER INTERIM PERIOD.

IN FEBRUARY 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 128, "EARNINGS PER SHARE," WHICH REQUIRES THE DUAL PRESENTATION OF BASIC AND DILUTED EARNINGS PER SHARE. BASIC AND DILUTED EARNINGS PER SHARE CALCULATED IN ACCORDANCE WITH THIS STANDARD WOULD HAVE BEEN A LOSS OF $0.28 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND INCOME OF $0.43 FOR THE THREE MONTHS ENDED MARCH 31, 1996. THE CORPORATION WILL ADOPT THIS STANDARD AS OF DECEMBER 31, 1997, AS REQUIRED. EARLY ADOPTION IS NOT PERMITTED.

2. RESTRUCTURING, LITIGATION AND OTHER MATTERS

DURING THE FIRST THREE MONTHS OF 1996, THE CORPORATION TOOK SEVERAL ACTIONS TO STREAMLINE ITS BUSINESSES AND RECOGNIZE THE FINANCIAL IMPACT OF CERTAIN MATTERS. CERTAIN OF THESE ACTIONS RESULTED IN THE RECOGNITION OF CHARGES TO OPERATING PROFIT. COSTS FOR NEW RESTRUCTURING PROJECTS OF $123 MILLION WERE RECOGNIZED PRIMARILY FOR THE CONSOLIDATION OF FACILITIES AND THE SEPARATION OF EMPLOYEES. A CHARGE OF $486 MILLION WAS RECOGNIZED FOR PENDING LITIGATION MATTERS. OTHER COSTS OF $45 MILLION RECOGNIZED IN THE FIRST QUARTER GENERALLY RELATED TO ASSET IMPAIRMENT, AS DISCUSSED IN NOTE 3 TO THE FINANCIAL STATEMENTS, OR TO COSTS ASSOCIATED WITH PREVIOUSLY DIVESTED BUSINESSES.

NO SUCH CHARGES WERE INCURRED IN THE FIRST THREE MONTHS OF 1997.

3. IMPAIRMENT OF LONG-LIVED ASSETS

DURING THE FIRST QUARTER OF 1996, THE CORPORATION ADOPTED SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS 121 REQUIRES THAT LONG-LIVED ASSETS, INCLUDING RELATED GOODWILL, BE REVIEWED FOR IMPAIRMENT AND WRITTEN DOWN TO THEIR ESTIMATED FAIR VALUE WHENEVER EVENTS OR CHANGES IN CIRCUMSTANCES INDICATE THAT THE CARRYING VALUE MAY NOT BE RECOVERABLE.

UPON THE ADOPTION OF SFAS 121, AN IMPAIRMENT CHARGE OF $15 MILLION WAS RECOGNIZED IN THE 1996 FIRST QUARTER OPERATING PROFIT.

4. OTHER INCOME AND EXPENSES, NET (IN MILLIONS) (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
INTEREST INCOME                                            $   1         $   5
GAIN ON SALE OF EQUITY INVESTMENT                             24             -
LOSS ON DISPOSITION OF OTHER ASSETS                            -          (151)
OPERATING RESULTS - NON-CONSOLIDATED AFFILIATES                2             -
FOREIGN CURRENCY TRANSACTION AND HIGH-INFLATION
  TRANSLATION EFFECT                                           7            (2)
OTHER                                                          -             2
                                                           -----         -----
OTHER INCOME (EXPENSES), NET                               $  34         $(146)
                                                           =====         =====

5. EXTRAORDINARY ITEM

ON MARCH 1, 1996, THE CORPORATION EXTINGUISHED PRIOR TO MATURITY $3,565 MILLION OF DEBT UNDER THE THEN-EXISTING $7.5 BILLION CREDIT FACILITY. AS A RESULT OF THE EARLY EXTINGUISHMENT OF DEBT AND THE WRITE-OFF OF RELATED DEBT ISSUE COSTS, THE CORPORATION INCURRED AN EXTRAORDINARY LOSS OF $63 MILLION, NET OF A TAX BENEFIT OF $41 MILLION, FOR THE THREE MONTHS ENDED MARCH 31, 1996.

6. INVENTORIES (IN MILLIONS)

                                           MARCH 31, 1997    DECEMBER 31, 1996
                                           --------------    -----------------
                                            (UNAUDITED)
RAW MATERIALS                                     $   120              $   127
WORK IN PROCESS                                       492                  493
FINISHED GOODS                                        133                  125
                                                  -------              -------
                                                      745                  745
LONG-TERM CONTRACTS IN PROCESS                      1,080                  986
PROGRESS PAYMENTS TO SUBCONTRACTORS                    51                   45
RECOVERABLE ENGINEERING AND DEVELOPMENT COSTS         102                   68
LESS:  INVENTORIED COSTS RELATED TO CONTRACTS
       WITH PROGRESS BILLING TERMS                 (1,115)              (1,061)
                                                  -------              -------
INVENTORIES, NET                                  $   863              $   783
                                                  =======              =======


7. OTHER INTANGIBLE AND NONCURRENT ASSETS (IN MILLIONS)

                                           MARCH 31, 1997    DECEMBER 31, 1996
                                           --------------    -----------------
                                            (UNAUDITED)
DEFERRED INCOME TAXES                             $   906              $   774
OTHER INTANGIBLE ASSETS                               418                  425
INTANGIBLE PENSION ASSET                               40                   40
DEFERRED CHARGES                                       41                   39
JOINT VENTURES AND OTHER AFFILIATES                   222                  232
NONCURRENT RECEIVABLES                                313                  384
PROGRAM RIGHTS                                        141                  142
OTHER                                                 237                  225
                                                  -------              -------
TOTAL OTHER INTANGIBLE AND NONCURRENT ASSETS      $ 2,318              $ 2,261
                                                  =======              =======

8. OTHER CURRENT AND NONCURRENT LIABILITIES (IN MILLIONS)

                                           MARCH 31, 1997    DECEMBER 31, 1996
                                           --------------    -----------------
                                            (UNAUDITED)
OTHER CURRENT LIABILITIES:
-------------------------
ACCRUED EMPLOYEE COMPENSATION                     $   176              $   248
INCOME TAXES CURRENTLY PAYABLE                        179                  189
LIABILITIES FOR TALENT AND PROGRAM RIGHTS             455                  308
ACCRUED PRODUCT WARRANTY                               56                   59
ACCRUED INTEREST AND INSURANCE                        209                  210
ACCRUED RESTRUCTURING COSTS                            80                  184
LIABILITY FOR BUSINESS DISPOSITIONS                    94                   79
ACCRUED EXPENSES                                      558                  875
ENVIRONMENTAL LIABILITIES                              61                   62
OTHER                                                 467                  364
                                                  -------              -------
TOTAL OTHER CURRENT LIABILITIES                   $ 2,335              $ 2,578
                                                  =======              =======

OTHER NONCURRENT LIABILITIES:
----------------------------
POSTRETIREMENT BENEFITS                           $ 1,198              $ 1,218
POSTEMPLOYMENT BENEFITS                                67                   67
ACCRUED RESTRUCTURING COSTS                            86                   94
LIABILITY FOR BUSINESS DISPOSITIONS                    62                   87
LIABILITIES FOR TALENT AND PROGRAM RIGHTS              48                   51
ACCRUED EXPENSES                                    1,079                1,112
ENVIRONMENTAL LIABILITIES                             398                  404
OTHER                                                 559                  586
                                                  -------              -------
TOTAL OTHER NONCURRENT LIABILITIES                $ 3,497              $ 3,619
                                                  =======              =======


9. DISCONTINUED OPERATIONS

IN RECENT YEARS, THE CORPORATION HAS ADOPTED SEVERAL SEPARATE PLANS TO DISPOSE OF MAJOR SEGMENTS OF ITS BUSINESS. THESE BUSINESSES HAVE BEEN ACCOUNTED FOR AS DISCONTINUED OPERATIONS IN ACCORDANCE WITH APB 30.

THE TABLE BELOW SUMMARIZES EACH OF THE CORPORATION'S SEGMENT DISPOSAL PLANS AS WELL AS THE ASSETS REMAINING AS OF MARCH 31, 1997.

PLAN DATE        LINE OF BUSINESS                REMAINING ASSETS
---------        ----------------                ----------------
NOVEMBER 1996   COMMUNICATION & INFORMATION
                   SYSTEMS (CISCO)               SEVERAL BUSINESSES
MARCH 1996      ENVIRONMENTAL SERVICES           SEVERAL BUSINESSES
DECEMBER 1995   THE KNOLL GROUP (KNOLL)          -
DECEMBER 1995   DEFENSE AND ELECTRONIC SYSTEMS   -
JULY 1995       LAND DEVELOPMENT (WCI)           MORTGAGE NOTES RECEIVABLE
                                                 AND MISCELLANEOUS SECURITIES
NOVEMBER 1992   FINANCIAL SERVICES               LEASING RECEIVABLES
NOVEMBER 1992   DISTRIBUTION & CONTROL (DCBU)    -
NOVEMBER 1992   WESTINGHOUSE ELECTRIC SUPPLY
                      COMPANY (WESCO)            MISCELLANEOUS SECURITIES

SUMMARIZED OPERATING RESULTS OF DISCONTINUED OPERATIONS, GROUPED BY MEASUREMENT DATE, FOLLOWS:

OPERATING RESULTS OF DISCONTINUED OPERATIONS
(IN MILLIONS) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                   MEASUREMENT DATE
                                        ---------------------------------------
                                        1996       1995       1992       TOTAL
                                        ----       ----       ----       -----
SALES OF PRODUCTS AND SERVICES        $  109      $   -      $   3      $  112
LOSS BEFORE INCOME TAXES                 (18)         -         (6)        (24)
INCOME TAX BENEFIT                         6          -          -           6

NET OPERATING LOSSES AFTER MEASUREMENT
 DATE CHARGED TO LIABILITY FOR ESTIMATED
 LOSS ON DISPOSAL                        (12)         -         (6)        (18)


FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                      MEASUREMENT DATE
                                        ---------------------------------------
                                        1996       1995       1992       TOTAL
                                        ----       ----       ----       -----
SALES OF PRODUCTS AND SERVICES        $  138      $ 352      $   7      $  497
LOSS BEFORE INCOME TAXES                 (57)       (78)        (6)       (141)
INCOME TAX BENEFIT (EXPENSE)               6         (4)         -           2
NET LOSS PRIOR TO MEASUREMENT DATE       (51)         -          -         (51)

NET OPERATING LOSSES AFTER MEASUREMENT
 DATE CHARGED TO LIABILITY FOR ESTIMATED
 LOSS ON DISPOSAL                          -        (82)        (6)        (88)

THE ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS HAVE BEEN SEPARATELY CLASSIFIED ON THE CONSOLIDATED BALANCE SHEET AS NET ASSETS OF DISCONTINUED OPERATIONS. A SUMMARY OF THESE ASSETS AND LIABILITIES FOLLOWS:

NET ASSETS OF DISCONTINUED OPERATIONS
(IN MILLIONS)

                                            MARCH 31, 1997    DECEMBER 31, 1996
                                            --------------    -----------------
                                             (UNAUDITED)
ASSETS:
  CASH AND CASH EQUIVALENTS                         $   25             $   13
  RECEIVABLES                                           71                 90
  INVENTORIES                                           29                 32
  PORTFOLIO INVESTMENTS                                823                845
  OTHER ASSETS                                         509                438
                                                    ------             ------
TOTAL ASSETS -- DISCONTINUED OPERATIONS              1,457              1,418
                                                    ------             ------
LIABILITIES:
  SHORT-TERM DEBT                                        6                  5
  CURRENT MATURITIES OF LONG-TERM DEBT                  13                  2
  LIABILITY FOR ESTIMATED LOSS ON DISPOSAL             631                672
  LONG-TERM DEBT                                       425                417
  OTHER LIABILITIES                                    129                142
  DEFERRED INCOME TAXES                                200                180
                                                    ------             ------
TOTAL LIABILITIES -- DISCONTINUED OPERATIONS         1,404              1,418
                                                    ------             ------
NET ASSETS OF DISCONTINUED OPERATIONS               $   53             $    -
                                                    ======             ======

AT MARCH 31, 1997, THE ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS INCLUDED THOSE RELATED TO THE REMAINING OPERATING BUSINESSES FROM BOTH THE CISCO SEGMENT AND THE ENVIRONMENTAL SERVICES BUSINESS, THE REMAINING SECURITIES FROM WCI, OTHER MISCELLANEOUS SECURITIES, THE LEASING PORTFOLIO, AND DEFERRED INCOME TAXES. LIABILITIES ALSO INCLUDED DEBT AND THE ESTIMATED LOSSES AND DIVESTITURE COSTS ASSOCIATED WITH ALL DISCONTINUED OPERATIONS, INCLUDING ESTIMATED RESULTS OF OPERATIONS THROUGH DIVESTITURE.

EXCEPT FOR THE LEASING PORTFOLIO, THE ASSETS GENERALLY ARE EXPECTED TO BE DIVESTED DURING 1997. DEFERRED INCOME TAXES, WHICH RESULT FROM TEMPORARY DIFFERENCES BETWEEN BOOK AND TAX BASES OF THE ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS, GENERALLY WILL BE TRANSFERRED TO CONTINUING OPERATIONS UPON REVERSAL AND WILL NOT RESULT IN THE RECEIPT OR PAYMENT OF CASH BY DISCONTINUED OPERATIONS. LIABILITIES ASSOCIATED WITH DIVESTITURES ARE EXPECTED TO BE SATISFIED OVER THE NEXT SEVERAL YEARS. DEBT WILL BE REPAID USING CASH PROCEEDS FROM THE LIQUIDATION OF ASSETS OF DISCONTINUED OPERATIONS. CASH PROCEEDS IN EXCESS OF THOSE REQUIRED TO REPAY THE DEBT AND SATISFY THE DIVESTITURE LIABILITIES OF DISCONTINUED OPERATIONS, IF ANY, WILL BE TRANSFERRED TO CONTINUING OPERATIONS.

PORTFOLIO INVESTMENTS CONSIST PRIMARILY OF RECEIVABLES RELATED TO THE LEASING PORTFOLIO OF FINANCIAL SERVICES. ALSO INCLUDED ARE REAL ESTATE PROPERTIES AND INVESTMENTS IN LEASING PARTNERSHIPS. THE LEASING PORTFOLIO IS EXPECTED TO LIQUIDATE THROUGH 2015 IN ACCORDANCE WITH CONTRACTUAL TERMS AND GENERALLY CONSISTS OF DIRECT FINANCING AND LEVERAGED LEASES. AT MARCH 31, 1997 AND DECEMBER 31, 1996, 83% AND 84%, RESPECTIVELY, RELATED TO AIRCRAFT AND 17% AND 16%, RESPECTIVELY, RELATED TO COGENERATION FACILITIES.

10. CONTINGENT LIABILITIES AND COMMITMENTS

LEGAL MATTERS
-------------
STEAM GENERATORS

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

THE CORPORATION IS ALSO A PARTY TO SIX TOLLING AGREEMENTS WITH UTILITIES OR UTILITY PLANT OWNERS' GROUPS WHICH HAVE ASSERTED STEAM GENERATOR CLAIMS. THE TOLLING AGREEMENTS DELAY INITIATION OF ANY LITIGATION FOR VARIOUS SPECIFIED PERIODS OF TIME AND PERMIT THE PARTIES TIME TO ENGAGE IN DISCUSSION.

SECURITIES CLASS ACTIONS - FINANCIAL SERVICES

THE CORPORATION HAS BEEN DEFENDING DERIVATIVE AND CLASS ACTION LAWSUITS ALLEGING FEDERAL SECURITIES LAW AND COMMON LAW VIOLATIONS ARISING OUT OF PURPORTED MISSTATEMENTS OR OMISSIONS CONTAINED IN THE CORPORATION'S PUBLIC FILINGS CONCERNING THE FINANCIAL CONDITION OF THE CORPORATION AND CERTAIN OF ITS FORMER SUBSIDIARIES IN CONNECTION WITH CHARGES TO EARNINGS OF $975 MILLION IN 1990 AND $1,680 MILLION IN 1991 AND A PUBLIC OFFERING OF WESTINGHOUSE COMMON STOCK IN 1991. THE COURT DISMISSED BOTH THE DERIVATIVE CLAIM AND THE CLASS ACTION CLAIMS IN THEIR ENTIRETY. THESE DISMISSALS WERE APPEALED. IN JULY 1996, THE UNITED STATES COURT OF APPEALS FOR THE THIRD CIRCUIT (THE CIRCUIT COURT) AFFIRMED THE COURT'S DISMISSAL OF THE DERIVATIVE CLAIM. THE CIRCUIT COURT ALSO AFFIRMED IN PART AND REVERSED IN PART THE DISMISSAL OF THE CLASS ACTION CLAIMS. THOSE CLASS ACTION CLAIMS THAT WERE NOT DISMISSED BY THE CIRCUIT COURT HAVE BEEN REMANDED TO THE LOWER COURT FOR FURTHER PROCEEDINGS.

ASBESTOS

THE CORPORATION IS A DEFENDANT IN NUMEROUS LAWSUITS CLAIMING VARIOUS ASBESTOS-RELATED PERSONAL INJURIES, WHICH ALLEGEDLY OCCURRED FROM USE OR INCLUSION OF ASBESTOS IN CERTAIN OF THE CORPORATION'S PRODUCTS, GENERALLY IN THE PRE-1970 TIME PERIOD. TYPICALLY, THESE LAWSUITS ARE BROUGHT AGAINST MULTIPLE DEFENDANTS. THE CORPORATION WAS NEITHER A MANUFACTURER NOR A PRODUCER OF ASBESTOS AND IS OFTENTIMES DISMISSED FROM THESE LAWSUITS ON THE BASIS THAT THE CORPORATION HAS NO RELATIONSHIP TO THE PRODUCTS IN QUESTION OR THE CLAIMANT DID NOT HAVE EXPOSURE TO THE CORPORATION'S PRODUCT. AT MARCH 31, 1997, THE CORPORATION HAD APPROXIMATELY 101,000 CLAIMS OUTSTANDING AGAINST IT.

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

ENVIRONMENTAL MATTERS
---------------------

COMPLIANCE WITH FEDERAL, STATE, AND LOCAL LAWS AND REGULATIONS RELATING TO THE DISCHARGE OF POLLUTANTS INTO THE ENVIRONMENT, THE DISPOSAL OF HAZARDOUS WASTES, AND OTHER RELATED ACTIVITIES AFFECTING THE ENVIRONMENT HAVE HAD AND WILL CONTINUE TO HAVE AN IMPACT ON THE CORPORATION. IT IS DIFFICULT TO ESTIMATE THE TIMING AND ULTIMATE COSTS TO BE INCURRED IN THE FUTURE DUE TO UNCERTAINTIES ABOUT THE STATUS OF LAWS, REGULATIONS, AND TECHNOLOGY; THE ADEQUACY OF INFORMATION AVAILABLE FOR INDIVIDUAL SITES; THE EXTENDED TIME PERIODS OVER WHICH SITE REMEDIATION OCCURS; AND THE IDENTIFICATION OF NEW SITES. THE CORPORATION HAS, HOWEVER, RECOGNIZED AN ESTIMATED LIABILITY, MEASURED IN CURRENT DOLLARS, FOR THOSE SITES WHERE IT IS PROBABLE THAT A LOSS HAS BEEN INCURRED AND THE AMOUNT OF THE LOSS CAN BE REASONABLY ESTIMATED. THE CORPORATION RECOGNIZES CHANGES IN ESTIMATES AS NEW REMEDIATION REQUIREMENTS ARE DEFINED OR AS MORE INFORMATION BECOMES AVAILABLE.

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

BASED ON THE COSTS ASSOCIATED WITH THE MOST PROBABLE ALTERNATIVE REMEDIATION STRATEGY FOR THE ABOVE MENTIONED SITES, INCLUDING BLOOMINGTON, THE CORPORATION HAS AN ACCRUED LIABILITY OF $459 MILLION. DEPENDING ON THE REMEDIATION ALTERNATIVES ULTIMATELY SELECTED, THE COSTS RELATED TO THESE SITES COULD DIFFER FROM THE AMOUNTS CURRENTLY ACCRUED. THE ACCRUED LIABILITY INCLUDES $338 MILLION FOR SITE INVESTIGATION AND REMEDIATION AND $121 MILLION FOR POST CLOSURE AND MONITORING ACTIVITIES. MANAGEMENT ANTICIPATES THAT THE MAJORITY OF EXPENDITURES FOR SITE INVESTIGATION AND REMEDIATION WILL OCCUR DURING THE NEXT FIVE TO TEN YEARS. EXPENDITURES FOR POST-CLOSURE AND MONITORING ACTIVITIES WILL BE MADE OVER PERIODS UP TO 30 YEARS.

COMMITMENTS -- CONTINUING OPERATIONS
------------------------------------

IN THE ORDINARY COURSE OF BUSINESS, STANDBY LETTERS OF CREDIT AND SURETY BONDS ARE ISSUED ON BEHALF OF THE CORPORATION RELATED PRIMARILY TO PERFORMANCE OBLIGATIONS UNDER CONTRACTS WITH CUSTOMERS.

THE CORPORATION ROUTINELY ENTERS INTO COMMITMENTS TO PURCHASE THE RIGHTS TO BROADCAST PROGRAMS, INCLUDING FEATURE FILMS AND SPORTING EVENTS. THESE CONTRACTS PERMIT THE BROADCAST OF SUCH PROPERTIES FOR VARIOUS PERIODS ENDING NO LATER THAN APRIL 2002. AS OF MARCH 31, 1997, THE CORPORATION WAS COMMITTED TO MAKE PAYMENTS UNDER SUCH BROADCASTING CONTRACTS, ALONG WITH COMMITMENTS FOR TALENT CONTRACTS, TOTALLING $3,383 MILLION.

COMMITMENTS -- DISCONTINUED OPERATIONS
--------------------------------------

FINANCIAL SERVICES COMMITMENTS AT MARCH 31, 1997 CONSISTING PRIMARILY OF GUARANTEES TOTALLED $33 MILLION COMPARED TO $38 MILLION AT YEAR-END 1996. THE REMAINING COMMITMENTS HAVE FIXED EXPIRATION DATES FROM 1997 THROUGH 2002. MANAGEMENT EXPECTS THESE COMMITMENTS TO EXPIRE UNFUNDED.

11. SHAREHOLDERS' EQUITY

THE CORPORATION'S SERIES C CONVERSION PREFERRED STOCK (SERIES C PREFERRED) HAS BEEN TREATED AS OUTSTANDING COMMON STOCK FOR THE CALCULATION OF EARNINGS PER SHARE, WHICH WAS IN ACCORDANCE WITH PREVALENT PRACTICE AT THE TIME OF SALE. IF THE SERIES C PREFERRED HAD BEEN TREATED AS COMMON STOCK EQUIVALENTS FOR THE CALCULATION OF EARNINGS PER SHARE, THE CORPORATION'S PER-SHARE RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 WOULD HAVE BEEN A LOSS OF $0.27 AND INCOME OF $0.42, RESPECTIVELY.

IN APRIL 1997, THE CORPORATION ANNOUNCED ITS INTENTION TO REDEEM ALL OUTSTANDING SHARES OF THE SERIES C PREFERRED ON MAY 30, 1997. IN ACCORDANCE WITH THE TERMS OF THE OFFERING, EACH SHARE OF THE SERIES C PREFERRED WILL CONVERT INTO WESTINGHOUSE COMMON STOCK AT THE RATE OF 8.85 SHARES OF WESTINGHOUSE COMMON STOCK, EQUIVALENT TO 0.885 OF A SHARE OF WESTINGHOUSE COMMON STOCK FOR EACH $1.30 DEPOSITARY SHARE. EACH DEPOSITARY SHARE REPRESENTS ONE-TENTH OF A SHARE OF SERIES C PREFERRED. IN CONNECTION WITH THIS REDEMPTION OF THE SERIES C PREFERRED, THE CORPORATION WILL ISSUE 31,859,902 SHARES OF COMMON STOCK. ALL ACCRUED AND UNPAID DIVIDENDS ON THE REDEEMED SHARES OF SERIES C PREFERRED WILL BE PAID ON MAY 30, 1997.

IN CONJUNCTION WITH THE INFINITY ACQUISITION ON DECEMBER 31, 1996, THE CORPORATION ISSUED 183 MILLION NEW SHARES OF WESTINGHOUSE COMMON STOCK. THESE SHARES, TOGETHER WITH THE RELATED OPTIONS OUTSTANDING, RESULTED IN AN INCREASE OF SHAREHOLDERS' EQUITY OF $3.8 BILLION.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE $4.7 BILLION ACQUISITION OF INFINITY BROADCASTING CORPORATION (INFINITY) RESULTED IN AN INCREASE IN SHAREHOLDERS' EQUITY AT DECEMBER 31, 1996 OF $3.8 BILLION FROM THE ISSUANCE OF 183 MILLION SHARES OF WESTINGHOUSE COMMON STOCK AND THE CONVERSION OF INFINITY OPTIONS INTO OPTIONS TO ACQUIRE APPROXIMATELY 22 MILLION ADDITIONAL SHARES OF WESTINGHOUSE COMMON STOCK. EFFECTIVE JANUARY 1, 1997, OPERATING RESULTS FOR INFINITY ARE INCLUDED IN THE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS AND ARE REPORTED AS PART OF THE RADIO SEGMENT OF THE MEDIA GROUP.

SUBSEQUENT TO THE ACQUISITION OF INFINITY AT YEAR-END 1996, THE CORPORATION'S RADIO GROUP CONTINUED TO OUTPACE THE MARKET. THE RADIO GROUP'S PROFITABILITY IN THE FIRST QUARTER OF 1997 WAS FURTHER ENHANCED BY COST REDUCTION MEASURES AT RADIO STATIONS.

NET INCOME FOR THE FIRST QUARTER OF 1997 WAS A LOSS OF $151 MILLION, OR $0.23 PER SHARE, COMPARED TO INCOME OF $181 MILLION, OR $0.41 PER SHARE FOR THE 1996 FIRST QUARTER. INCOME FROM CONTINUING OPERATIONS FOR THE QUARTER WAS A LOSS OF $151 MILLION, OR $0.23 PER SHARE, COMPARED TO A LOSS OF $723 MILLION, OR $1.65 PER SHARE FOR THE 1996 FIRST QUARTER. RESULTS FOR THE 1996 QUARTER INCLUDED A NUMBER OF SPECIAL ITEMS WHICH ARE PRESENTED IN THE TABLE BELOW. NO SPECIAL ITEMS WERE RECOGNIZED IN THE FIRST QUARTER OF 1997. EXCLUDING THE 1996 SPECIAL ITEMS, THE FIRST QUARTER 1996 LOSS FROM CONTINUING OPERATIONS WAS $114 MILLION, OR $0.26 PER SHARE.

THE $37 MILLION INCREASE IN THE LOSS FROM CONTINUING OPERATIONS FOR THE QUARTER REFLECTED SEVERAL FACTORS. FOR THE MEDIA GROUP, THE FAVORABLE RADIO RESULTS WERE MORE THAN OFFSET BY LOWER PERFORMANCE BY THE TELEVISION NETWORK. RESULTS FOR THE INDUSTRIES AND TECHNOLOGY GROUP ALSO DECLINED PRIMARILY BECAUSE OF A PROFIT ADJUSTMENT FOR A COMPLEX INTERNATIONAL POWER PROJECT. INTEREST EXPENSE FOR THE 1997 QUARTER WAS FAVORABLE, REFLECTING THE MARCH 1996 DEBT REPAYMENTS FROM THE SALE PROCEEDS OF THE DEFENSE AND ELECTRONIC SYSTEMS BUSINESS AND THE KNOLL GROUP (KNOLL), THE CORPORATION'S OFFICE FURNITURE BUSINESS.

ON FEBRUARY 10, 1997, THE CORPORATION ANNOUNCED THAT IT REACHED A DEFINITIVE MERGER AGREEMENT WITH GAYLORD ENTERTAINMENT COMPANY (GAYLORD) WHEREBY THE CORPORATION WILL ACQUIRE GAYLORD'S TWO MAJOR CABLE NETWORKS - THE NASHVILLE NETWORK (TNN) AND COUNTRY MUSIC TELEVISION (CMT). THE ACQUISITION INCLUDES DOMESTIC AND INTERNATIONAL OPERATIONS OF TNN, THE U.S. AND CANADIAN OPERATIONS OF CMT, AND APPROXIMATELY $50 MILLION OF WORKING CAPITAL. THE PURCHASE PRICE OF $1.55 BILLION WILL BE PAID IN WESTINGHOUSE COMMON STOCK. THE NUMBER OF SHARES TO BE ISSUED WILL DEPEND ON THE AVERAGE OF THE CLOSING PRICES OF THE CORPORATION'S COMMON STOCK DURING A TRADING PERIOD JUST PRIOR TO THE EFFECTIVE TIME OF THE TRANSACTION, SUBJECT TO CERTAIN LIMITS ON THE TOTAL NUMBER OF SHARES TO BE ISSUED AND CERTAIN TERMINATION RIGHTS UNDER THE MERGER AGREEMENT. THE TRANSACTION IS SUBJECT TO SEVERAL CONDITIONS, INCLUDING REGULATORY APPROVALS, THE RECEIPT OF A FAVORABLE RULING FROM THE INTERNAL REVENUE SERVICE, AND THE APPROVAL OF GAYLORD'S SHAREHOLDERS. MANAGEMENT CURRENTLY ANTICIPATES THIS TRANSACTION TO BE COMPLETED PRIOR TO THE SEPARATION OF THE INDUSTRIES AND TECHNOLOGY BUSINESSES AS DISCUSSED BELOW.

IN NOVEMBER 1996, THE BOARD OF DIRECTORS APPROVED A PLAN TO SEPARATE THE CORPORATION'S INDUSTRIES AND TECHNOLOGY BUSINESSES BY WAY OF A TAX-FREE DIVIDEND TO SHAREHOLDERS, FORMING A NEW PUBLICLY TRADED COMPANY TO BE CALLED WESTINGHOUSE ELECTRIC COMPANY (WELCO). THE PLAN ALSO PROVIDES THAT THERMO KING WILL CONDUCT A PUBLIC OFFERING OF UP TO 20% OF ITS COMMON STOCK AND WILL BECOME A MAJORITY-OWNED SUBSIDIARY OF WELCO. COMPLETION OF THE PLAN IS SUBJECT TO A NUMBER OF CONDITIONS, INCLUDING A FAVORABLE RULING FROM THE INTERNAL REVENUE SERVICE AND THE REGISTRATION OF THE WELCO COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934. MANAGEMENT CURRENTLY ANTICIPATES THE SEPARATION WILL OCCUR LATER IN 1997. HOWEVER, THERE CAN BE NO ASSURANCE THAT THE SEPARATION WILL OCCUR OR AS TO THE RELATED TIMING. FURTHERMORE, IF THE SEPARATION DOES OCCUR, THERE CAN BE NO ASSURANCE THAT ALL OF THE ASSETS, LIABILITIES AND CONTRACTUAL OBLIGATIONS WILL BE TRANSFERRED AS CURRENTLY CONTEMPLATED OR THAT CHANGES WILL NOT BE MADE TO THE SEPARATION PLAN.

DURING 1996, THE CORPORATION COMPLETED THE SALES OF ITS DEFENSE AND ELECTRONIC SYSTEMS BUSINESS AND KNOLL, AND RECORDED A COMBINED AFTER-TAX GAIN OF $1.2 BILLION. THE CASH PROCEEDS FROM THESE DIVESTITURES, WHICH TOTALLED NEARLY $3.6 BILLION, WERE USED TO REPAY AHEAD OF SCHEDULE A SIGNIFICANT PORTION OF THE DEBT INCURRED TO FINANCE THE 1995 $5.4 BILLION ACQUISITION OF CBS INC. (CBS).

THE CORPORATION FURTHER STREAMLINED ITS BUSINESSES IN 1996 AND ADOPTED PLANS TO EXIT ITS COMMUNICATION & INFORMATION SYSTEMS (CISCO) SEGMENT AND ITS ENVIRONMENTAL SERVICES LINE OF BUSINESS, RESULTING IN THE TRANSFER OF THESE BUSINESSES TO DISCONTINUED OPERATIONS. ON DECEMBER 31, 1996, THE CORPORATION COMPLETED THE SALE OF WESTINGHOUSE SECURITY SYSTEMS, PART OF CISCO.

IN THE FIRST QUARTER OF 1996, THE CORPORATION RECOGNIZED COSTS ASSOCIATED WITH ADDITIONAL RESTRUCTURING ACTIONS, AS WELL AS OUTSTANDING LITIGATION AND OTHER MATTERS. THE SPECIAL ITEMS INCLUDED IN THE CORPORATION'S RESULTS FOR THE FIRST THREE MONTHS OF 1996 ARE SUMMARIZED BELOW.

SPECIAL ITEMS INCLUDED IN RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 (IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                              PRE-TAX     AFTER-TAX   PER-SHARE
                                               AMOUNT       AMOUNT      IMPACT
                                              -------     ---------   ---------
CONTINUING OPERATIONS:
OPERATING PROFIT:
  RESTRUCTURING                             $  (123)
  LITIGATION MATTERS                           (486)
  IMPAIRMENT OF ASSETS                          (15)
  CONTRACT ACCOUNTING ADJUSTMENTS              (128)
  OTHER                                         (30)
                                            -------
    TOTAL IMPACT ON OPERATING PROFIT           (782)

OTHER INCOME AND EXPENSE:
  LOSS ON ASSETS HELD FOR SALE                 (152)
                                            -------
    TOTAL IMPACT ON CONTINUING OPERATIONS   $  (934)       $ (609)     $ (1.39)
                                            =======
DISCONTINUED OPERATIONS:
    NET GAIN ON DISPOSAL OF BUSINESSES                      1,018         2.32

EXTRAORDINARY ITEM:
    LOSS ON EARLY EXTINGUISHMENT OF DEBT                      (63)       (0.14)
                                                           ------      -------
NET AMOUNT OF SPECIAL ITEMS                                $  346      $  0.79
                                                           ======      =======

RESULTS OF OPERATIONS

THE FOLLOWING REPRESENTS THE SEGMENT RESULTS FOR THE CORPORATION'S CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

                    SEGMENT RESULTS (IN MILLIONS)(UNAUDITED)
                    ----------------------------------------

                                                              OPERATING PROFIT
                                                                    (LOSS)
                       SALES OF PRODUCTS    OPERATING PROFIT      EXCLUDING
                          & SERVICES             (LOSS)        SPECIAL CHARGES
                       -----------------    ----------------   ----------------
THREE MONTHS ENDED
    MARCH 31            1997       1996      1997      1996     1997      1996
------------------      ----       ----      ----      ----     ----      ----
MEDIA:
 TELEVISION           $  177     $  188     $  56     $  54    $  56     $  54
 NETWORK                 793        766       (60)        -      (60)        -
 RADIO                   313        121        47        20       47        20
 OTHER MEDIA BUSINESSES   60         49        (4)        4       (4)        4
 OTHER MEDIA             (17)        (6)      (35)      (76)     (35)      (35)
                      ------     ------     -----     -----    -----     -----
TOTAL MEDIA            1,326      1,118         4         2        4        43

INDUSTRIES & TECHNOLOGY:
 POWER SYSTEMS:
  ENERGY SYSTEMS         187        231       (60)      (26)     (60)       (5)
  POWER GENERATION (a)   474        277       (39)     (225)     (39)      (42)
  OTHER POWER SYSTEMS    (51)       (50)      (17)     (306)     (17)      (17)
                      ------     ------     -----     -----    -----     -----
 TOTAL POWER SYSTEMS     610        458      (116)     (557)    (116)      (64)

 THERMO KING             251        257        47        45       47        45

 GOVERNMENT OPERATIONS    23         25        10        18       10        18
                      ------      -----     -----     -----    -----     -----
TOTAL INDUSTRIES &
  TECHNOLOGY (a)         884        740       (59)     (494)     (59)       (1)

CORPORATE & OTHER         20         34       (75)     (322)     (75)      (74)

INTERSEGMENT SALES        (7)        (9)        -         -        -         -
                      ------     ------     -----     -----    -----     -----
TOTAL (a)             $2,223     $1,883     $(130)    $(814)   $(130)    $ (32)
                      ======     ======     =====     =====    =====     =====

(a) FIRST QUARTER 1996 SALES WERE REDUCED BY A $180 MILLION ONE-TIME ADJUSTMENT TO PREVIOUS ACCOUNTING FOR CERTAIN LONG-TERM CONTRACTS.

THE CORPORATION'S REPORTED SALES INCREASED $340 MILLION, OR 18%, FOR THE FIRST QUARTER OF 1997 COMPARED TO THE 1996 FIRST QUARTER. ADJUSTING FOR THE IMPACT OF THE INFINITY ACQUISITION AND EXCLUDING THE EFFECTS OF THE SPECIAL ONE-TIME ACCOUNTING ADJUSTMENT AT POWER GENERATION IN 1996, SALES WERE FLAT FOR THE QUARTER. THE IMPROVEMENTS ACHIEVED BY POWER GENERATION AND MEDIA WERE ESSENTIALLY OFFSET BY LOWER SALES FROM ENERGY SYSTEMS, THERMO KING, GOVERNMENT OPERATIONS, AND CERTAIN MISCELLANEOUS NON-STRATEGIC BUSINESSES THAT WERE DIVESTED IN 1996.

THE OPERATING LOSS FOR THE CORPORATION FOR THE FIRST QUARTER OF 1997 INCREASED SIGNIFICANTLY FROM THE FIRST QUARTER OF 1996, EXCLUDING SPECIAL ITEMS IN THE 1996 FIRST QUARTER. WHILE THE STRENGTH OF THE MEDIA GROUP'S RADIO BUSINESS CAUSED PROFITS IN RADIO TO INCREASE SIGNIFICANTLY AS A RESULT OF THE ADDITION OF INFINITY AND IMPROVEMENT AT THE EXISTING STATIONS, THE CBS NETWORK PROFITS DECLINED PRIMARILY AS A RESULT OF LOWER RATINGS AND HIGHER PROGRAMMING COSTS. POWER SYSTEMS' OPERATING LOSS INCREASED FOR THE QUARTER PRIMARILY AS A RESULT
OF THE COMPLETION OF A REEVALUATION OF A COMPLEX INTERNATIONAL NUCLEAR PROJECT AT ENERGY SYSTEMS WHICH REQUIRED AN ADJUSTMENT TO SALES AND OPERATING PROFIT. GOVERNMENT OPERATIONS' RESULTS DECLINED FOR THE FIRST QUARTER OF 1997 COMPARED

TO 1996 DUE TO THE LOSS OF A DEPARTMENT OF ENERGY (DOE) CONTRACT IN 1996. THERMO KING, HOWEVER, INCREASED PROFITS SLIGHTLY FOLLOWING TWO FOURTH QUARTER 1996 ACQUISITIONS.

MEDIA

DUE TO THE ACQUISITION OF INFINITY AT DECEMBER 31, 1996, THE RESULTS FOR MEDIA FOR THE FIRST QUARTER OF 1997 INCLUDE INFINITY FINANCIAL DATA, WHILE THE FIRST QUARTER OF 1996 RESULTS DO NOT. WHERE APPROPRIATE, THE DISCUSSION BELOW PROVIDES A COMPARISON OF THE ACTUAL RESULTS FOR THE FIRST QUARTER OF 1997 WITH THE PROFORMA COMBINED CBS AND INFINITY RESULTS FOR THE FIRST QUARTER OF 1996.

REVENUES FOR THE TELEVISION GROUP DECLINED $11 MILLION OR 6% FOR THE FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD LAST YEAR. LOWER RATINGS IN CERTAIN MAJOR MARKETS AND THE LACK OF POLITICAL ADVERTISING IN THE 1997 FIRST QUARTER CONTRIBUTED TO THE DECLINE. THE 1996 FIRST QUARTER ALSO INCLUDED REVENUES FROM WPRI, THE PROVIDENCE, RHODE ISLAND STATION SOLD IN JULY 1996. DESPITE THE LOWER REVENUES, OPERATING PROFIT INCREASED NEARLY 4% AS COST IMPROVEMENTS AT THE STATIONS MORE THAN OFFSET THE DECREASED REVENUES.

THE NETWORK EXPERIENCED A 4% INCREASE IN REVENUES FOR THE FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD LAST YEAR PRIMARILY AS A RESULT OF INCREASED SYNDICATION FEES AND THE TIMING OF THE NCAA FINAL BASKETBALL GAME. THE FINAL GAME WAS PLAYED ON MARCH 31, 1997 COMPARED TO APRIL 1, 1996. OPERATING PROFIT, HOWEVER, DECLINED AS A RESULT OF LOWER AUDIENCE LEVELS IN KEY DEMOGRAPHIC CATEGORIES AND HIGHER PROGRAMMING COSTS PRIMARILY ASSOCIATED WITH SPORTS AND SPECIAL EVENTS. THE FAVORABLE EFFECT FROM PURCHASE PRICE ACCOUNTING ADJUSTMENTS RELATED TO PROGRAM RIGHTS DECLINED $32 MILLION IN THE FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD LAST YEAR.

ON A PROFORMA COMBINED BASIS, SALES FOR RADIO FOR THE FIRST QUARTER OF 1997 INCREASED NEARLY 18% COMPARED TO THE FIRST QUARTER OF 1996, OUTPACING THE MARKET. OPERATING PROFIT, ON A PROFORMA COMBINED BASIS, INCREASED 38% FOR THE SAME PERIOD AS A RESULT OF THE INCREASED REVENUES AND BENEFITS FROM COST REDUCTION INITIATIVES. RESULTS FOR THE RADIO GROUP INCLUDE AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS RELATED TO THE INFINITY ACQUISITION.

OTHER MEDIA BUSINESSES INCLUDES OPERATING RESULTS FOR CBS CABLE, FORMERLY GROUP W SATELLITE COMMUNICATIONS, AND EYEMARK ENTERTAINMENT (EYEMARK) WHICH PRODUCES AND DISTRIBUTES PROGRAMMING. REVENUES FOR CBS CABLE INCREASED NEARLY 16% IN THE FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD LAST YEAR, PRIMARILY AS A RESULT OF INCREASED SALES FOR SPORTS AND OTHER CABLE SERVICES AND THE JUNE 1996 ACQUISITION OF TELENOTICIAS, A 24-HOUR, SPANISH-LANGUAGE NEWS SERVICE. OPERATING PROFIT, HOWEVER, DECLINED FOR THE FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD LAST YEAR PRIMARILY DUE TO INCREASED EXPENSES RELATED TO TELENOTICIAS AND COSTS TO DEVELOP AND LAUNCH EYE ON PEOPLE, A NEW CABLE CHANNEL WHICH DEBUTED MARCH 31, 1997. THE ACQUISITION OF TNN AND CMT LATER IN 1997 IS EXPECTED TO STRENGTHEN THE GROUP'S CABLE BUSINESS. REVENUES FOR EYEMARK INCREASED IN THE FIRST QUARTER OF 1997 COMPARED TO THE FIRST QUARTER OF 1996. THE OPERATING LOSS ALSO IMPROVED DUE TO THE MIX OF PROGRAMMING.

COSTS FOR THE MEDIA GROUP'S HEADQUARTERS AND AMORTIZATION OF ALL GOODWILL ARISING FROM THE CBS ACQUISITION COMPRISE OTHER MEDIA. FOR THE FIRST QUARTER OF 1996, OTHER MEDIA INCLUDED A $41 MILLION RESTRUCTURING CHARGE FOR WESTINGHOUSE'S ACTIONS TO OBTAIN OPERATIONAL SYNERGIES BETWEEN CBS AND WESTINGHOUSE. THE COST OF THE CBS ACTIONS WAS RECORDED IN CONNECTION WITH THE CBS ACQUISITION. GOODWILL AMORTIZATION RELATED TO THE CBS ACQUISITION TOTALS $30 MILLION PER QUARTER.

FOR THE ENTIRE MEDIA GROUP, EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA) TOTALLED $110 MILLION FOR THE FIRST QUARTER OF 1997, FLAT WITH THE SAME PERIOD IN 1996, EXCLUDING THE RESTRUCTURING CHARGE IN 1996. ON A PROFORMA COMBINED BASIS, EBITDA FOR THE FIRST QUARTER OF 1996 WAS $146 MILLION. EBITDA DIFFERS FROM OPERATING CASH FLOWS FOR THE GROUP PRIMARILY BECAUSE IT DOES NOT CONSIDER CHANGES IN ASSETS AND LIABILITIES FROM PERIOD TO PERIOD.

POWER SYSTEMS

POWER SYSTEMS INCLUDES RESULTS FOR THE ENERGY SYSTEMS AND POWER GENERATION BUSINESS UNITS. EXCLUDING SPECIAL ITEMS IN THE 1996 FIRST QUARTER, SALES FOR POWER SYSTEMS DECREASED SLIGHTLY IN THE 1997 FIRST QUARTER, WHILE THE OPERATING LOSS INCREASED SIGNIFICANTLY.

ENERGY SYSTEMS' SALES AND OPERATING PROFIT DECREASED FOR THE FIRST QUARTER OF 1997 COMPARED TO THE FIRST QUARTER OF 1996. SALES DECREASED $44 MILLION OR 19% FOR THE FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD LAST YEAR, WHILE THE OPERATING LOSS INCREASED $55 MILLION FOR THE SAME PERIOD, EXCLUDING LAST YEAR'S $21 MILLION RESTRUCTURING CHARGE. THE PRIMARY REASON FOR THE DECREASE IN SALES AND OPERATING PROFIT FOR THE PERIOD WAS A $49 MILLION ADJUSTMENT TO BOTH SALES AND OPERATING PROFIT FOLLOWING A COMPREHENSIVE REEVALUATION OF THE WORK SCOPE AND COSTS TO COMPLETE A COMPLEX INTERNATIONAL NUCLEAR PROJECT WHICH ORIGINATED IN 1993. ALTHOUGH THIS $352 MILLION CONTRACT REMAINS PROFITABLE, MANAGEMENT HAS DETERMINED THAT THE CORPORATION'S PROFIT WILL BE LESS THAN ORIGINALLY ESTIMATED. ORDERS FOR THE QUARTER WERE DOWN 24%, PRIMARILY DUE TO A LARGE FUEL RELOAD ORDER IN THE FIRST QUARTER OF 1996.

POWER GENERATION'S ORDERS FOR THE FIRST QUARTER OF 1997 DECREASED $269 MILLION OR 55% COMPARED TO THE FIRST QUARTER OF 1996. DELAYS IN THE CLOSING OF CERTAIN PROJECT ORDERS WAS THE PRIMARY CAUSE OF THE DECREASED ORDER LEVEL. ALSO, THE 1996 FIRST QUARTER CONTAINED A NUMBER OF LARGE INTERNATIONAL AND DOMESTIC ORDERS.

IN LIGHT OF CHANGING MARKET CONDITIONS AND PRICING PRESSURES AT POWER GENERATION, EFFECTIVE JANUARY 1, 1996, THE BUSINESS UNIT MODIFIED ITS APPLICATION OF CONTRACT ACCOUNTING PRINCIPLES TO REFLECT A MORE CONSERVATIVE APPROACH. A ONE-TIME ACCOUNTING ADJUSTMENT WAS RECOGNIZED IN THE FIRST QUARTER OF 1996 TO REDUCE SALES BY $180 MILLION AND OPERATING PROFIT BY $128 MILLION.

REVENUES IN POWER GENERATION INCREASED $17 MILLION OR 4% FOR THE FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD LAST YEAR, EXCLUDING THE EFFECTS OF THE 1996 ONE-TIME ADJUSTMENT. HIGHER SERVICE SALES WAS THE PRIMARY REASON FOR THIS REVENUE INCREASE. THE OPERATING LOSS DECLINED 7%, EXCLUDING THE CONTRACT ACCOUNTING ADJUSTMENT, A $5 MILLION LITIGATION CHARGE, AND A $50 MILLION RESTRUCTURING CHARGE, ALL OF WHICH WERE RECOGNIZED IN THE FIRST QUARTER OF 1996. HIGHER SERVICE REVENUES AND COST IMPROVEMENTS FROM RESTRUCTURINGS CAUSED THE IMPROVEMENTS IN THE OPERATING LOSS.

THE OPERATING LOSS FOR THE FIRST QUARTER OF 1996 FOR OTHER POWER SYSTEMS, WHICH PRIMARILY REFLECTS DISCOUNTS ON PRIOR LITIGATION SETTLEMENTS, INCLUDED A $289 MILLION CHARGE FOR LITIGATION AND OTHER MATTERS. EXCLUDING THIS CHARGE, THE OPERATING LOSS FOR THE FIRST QUARTER OF 1997 WAS FLAT WITH THE SAME PERIOD LAST YEAR.

THERMO KING

THERMO KING CONTINUES TO POST POSITIVE RESULTS IN THE FACE OF SOFT MARKETS IN NORTH AMERICA AND EUROPE. ORDERS FOR THE FIRST QUARTER OF 1997 WERE UP 5%, PRIMARILY AS A RESULT OF A LARGE CONTAINER ORDER AND INCREASES IN SERVICE PARTS BUSINESS. SALES WERE DOWN SLIGHTLY DUE PRIMARILY TO THE STRONG U.S. DOLLAR AND WEAK NORTH AMERICAN TRUCK AND TRAILER SALES. REVENUES FROM TWO FOURTH QUARTER 1996 ACQUISITIONS, SABROE AND THERMAL, PARTIALLY OFFSET THE LOWER TRUCK AND TRAILER SALES. OPERATING PROFIT INCREASED 4% IN THE FIRST QUARTER OF 1997 COMPARED TO THE SAME PERIOD LAST YEAR AS REVENUES FROM THE TWO ACQUISITIONS AND SUBSTANTIAL FOCUS ON MATERIAL COST AND PRODUCTIVITY IMPROVEMENTS OFFSET THE EFFECT OF LOWER TRUCK AND TRAILER SALES.

GOVERNMENT OPERATIONS

REVENUES FOR THE FIRST QUARTER OF 1997 WERE DOWN 8% AND OPERATING PROFIT WAS DOWN $8 MILLION, OR 44%, COMPARED TO THE FIRST QUARTER OF 1996. THE DECREASE IN SALES WAS ATTRIBUTABLE TO THE LOSS OF A DOE CONTRACT AT HANFORD, WASHINGTON, IN LATE 1996, PARTIALLY OFFSET BY INCREASED PASS-THROUGH SALES AT THE DOE SAVANNAH RIVER SITE. OPERATING PROFIT DECREASED AS A RESULT OF THE LOSS OF THE HANFORD CONTRACT PERFORMANCE FEE.

CORPORATE AND OTHER

SALES FOR THE FIRST QUARTER OF 1997 WERE DOWN 41% DUE PRIMARILY TO THE 1996 SALE OF SEVERAL NON-STRATEGIC BUSINESSES. THE OPERATING LOSS, EXCLUDING THE FIRST QUARTER 1996 CHARGE OF $248 MILLION FOR RESTRUCTURING, LITIGATION AND OTHER MATTERS, WAS FLAT. DESPITE COST REDUCTIONS FROM RESTRUCTURING ACTIVITIES, CORPORATE COSTS ARE CONSISTENT WITH THE PRIOR YEAR. COSTS ASSOCIATED WITH THE CORPORATION'S CONTINUING PENSION OBLIGATION FOR RETIRED INDIVIDUALS WHO WERE PART OF THE DEFENSE AND ELECTRONIC SYSTEMS BUSINESS SOLD IN MARCH 1996 CONTINUES TO UNFAVORABLY IMPACT OPERATING PROFIT. THESE COSTS FOR JANUARY AND FEBRUARY OF 1996 WERE INCLUDED IN DISCONTINUED OPERATIONS AS PART OF THE RESULTS FOR THAT BUSINESS PRIOR TO ITS DISPOSAL.

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

DURING 1996, MANAGEMENT APPROVED NEW RESTRUCTURING PROJECTS WITH COSTS TOTALLING $273 MILLION, $123 MILLION IN THE FIRST QUARTER AND $150 MILLION IN THE FOURTH QUARTER, PRIMARILY FOR CONSOLIDATION OF FACILITIES AND THE SEPARATION OF EMPLOYEES. AS OF MARCH 31, 1997, $162 MILLION HAD BEEN EXPENDED ON THE 1996 PROGRAMS, $106 MILLION OF WHICH WAS CASH. FUTURE CASH EXPENDITURES FOR THESE PROGRAMS ARE ESTIMATED TO APPROXIMATE $71 MILLION FOR THE REMAINDER OF 1997, AND $10 MILLION FOR 1998 AND BEYOND.

IN ADDITION TO THE RESERVES ESTABLISHED IN 1996, RESTRUCTURING RESERVES WERE ALSO ESTABLISHED IN 1994 AND 1995. THE EMPLOYEE SEPARATIONS INCLUDED IN THE 1994 PLAN ARE COMPLETE. THE EMPLOYEE SEPARATIONS INCLUDED IN THE 1995 PLAN ARE 85% COMPLETE WITH THE REMAINDER OF SEPARATIONS TO OCCUR DURING 1997. REMAINING TOTAL COSTS UNDER THIS PLAN OF APPROXIMATELY $6 MILLION REPRESENT PRIMARILY CASH EXPENDITURES, ALL OF WHICH WILL OCCUR IN 1997. IN ADDITION, A CBS RESTRUCTURING PLAN WAS ADOPTED IN CONJUNCTION WITH THE ACQUISITION IN NOVEMBER 1995. IMPLEMENTATION OF THIS PLAN WILL CONTINUE OVER THE NEXT TWO YEARS.

ANNUALIZED SAVINGS FROM THE 1994 AND 1995 RESTRUCTURING PROGRAMS OTHER THAN THE CBS PLAN ARE ESTIMATED TO TOTAL APPROXIMATELY $75 MILLION; HOWEVER, COMPETITIVE PRESSURES CAUSING PRICE COMPRESSION IN CERTAIN OF THE CORPORATION'S MARKETS HAVE ABSORBED A SIGNIFICANT PORTION OF THE SAVINGS ACHIEVED THROUGH RESTRUCTURING ACTIONS. ANNUALIZED SAVINGS FROM THE 1996 PLAN, WHICH WILL BE GRADUALLY ACHIEVED OVER THE NEXT TWO YEARS, ARE ESTIMATED AT $100 MILLION.

THE CORPORATION EXPECTS TO CONTINUE TO IDENTIFY RESTRUCTURING INITIATIVES AT ITS BUSINESS UNITS AND ITS CORPORATE HEADQUARTERS IN AN ONGOING EFFORT TO REDUCE ITS OVERALL COST STRUCTURE AND IMPROVE COMPETITIVENESS.

DISCONTINUED OPERATIONS

AT MARCH 31, 1997, THE ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS INCLUDED THOSE RELATED TO THE REMAINING OPERATING BUSINESSES FROM THE CISCO SEGMENT AND THE ENVIRONMENTAL SERVICES BUSINESS, THE REMAINING SECURITIES FROM

THE LAND DEVELOPMENT SUBSIDIARY, OTHER MISCELLANEOUS SECURITIES, THE LEASING PORTFOLIO, AND DEFERRED INCOME TAXES. LIABILITIES ALSO INCLUDED DEBT AND THE ESTIMATED LOSSES AND DIVESTITURE COSTS ASSOCIATED WITH ALL DISCONTINUED OPERATIONS, INCLUDING ESTIMATED RESULTS OF OPERATIONS THROUGH DIVESTITURE. IN APRIL 1997, THE CORPORATION COMPLETED THE SALE OF TWO OF THE REMAINING ENVIRONMENTAL SERVICES BUSINESSES.

OTHER THAN THE LEASING PORTFOLIO, THE CORPORATION IS ACTIVELY PURSUING THE SALE OF ASSETS, WHICH ARE GENERALLY EXPECTED TO BE DIVESTED DURING 1997. DEFERRED INCOME TAXES, WHICH RESULT FROM TEMPORARY DIFFERENCES BETWEEN BOOK AND TAX BASES OF THE ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS, GENERALLY WILL BE TRANSFERRED TO CONTINUING OPERATIONS UPON REVERSAL AND WILL NOT RESULT IN THE RECEIPT OR PAYMENT OF CASH BY DISCONTINUED OPERATIONS. LIABILITIES ASSOCIATED WITH DIVESTITURES ARE EXPECTED TO BE SATISFIED OVER THE NEXT SEVERAL YEARS. DEBT WILL BE REPAID USING CASH PROCEEDS FROM THE LIQUIDATION OF ASSETS OF DISCONTINUED OPERATIONS. CASH PROCEEDS IN EXCESS OF THOSE REQUIRED TO REPAY THE DEBT AND SATISFY THE DIVESTITURE LIABILITIES OF DISCONTINUED OPERATIONS, IF ANY, WILL BE TRANSFERRED TO CONTINUING OPERATIONS.

MANAGEMENT BELIEVES THAT THE NET PROCEEDS ANTICIPATED FROM THE CONTINUED LIQUIDATION OF ASSETS OF DISCONTINUED OPERATIONS WILL BE SUFFICIENT TO FUND THE LIABILITIES OF DISCONTINUED OPERATIONS, INCLUDING THE REPAYMENT OF ITS DEBT. MANAGEMENT FURTHER BELIEVES THAT THE LIABILITY FOR THE ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS OF $631 MILLION AT MARCH 31, 1997 IS ADEQUATE TO COVER FUTURE OPERATING COSTS, ESTIMATED LOSSES, AND THE REMAINING DIVESTITURE COSTS ASSOCIATED WITH ALL DISCONTINUED BUSINESSES.

OTHER INCOME AND EXPENSES

OTHER INCOME AND EXPENSES FOR THE FIRST QUARTER OF 1997 WAS INCOME OF $34 MILLION COMPARED TO A LOSS OF $146 MILLION FOR THE FIRST QUARTER OF 1996. THE 1997 INCOME INCLUDED THE SALE OF AN EQUITY INVESTMENT IN A REGIONAL SPORTS NETWORK. DURING THE FIRST QUARTER OF 1996, A COMPREHENSIVE REVIEW WAS UNDERTAKEN BY THE CORPORATION TO IDENTIFY NON-STRATEGIC ASSETS. A CHARGE OF $152 MILLION WAS RECOGNIZED DURING THE QUARTER FOR LOSSES EXPECTED TO BE REALIZED UPON THE SALE OF THOSE ASSETS.

INTEREST EXPENSE

INTEREST EXPENSE FOR CONTINUING OPERATIONS FOR THE FIRST QUARTER OF 1997 WAS $114 MILLION COMPARED TO $146 MILLION FOR THE SAME PERIOD IN 1996. THE DECREASE IN INTEREST EXPENSE IS PRIMARILY THE RESULT OF THE REPAYMENT OF $3.6 BILLION OF DEBT IN MARCH 1996 THROUGH PROCEEDS FROM THE DIVESTITURES OF KNOLL AND THE DEFENSE AND ELECTRONIC SYSTEMS BUSINESS, AND FAVORABLE INTEREST RATES UNDER THE NEW BANK CREDIT AGREEMENT COMPLETED IN AUGUST 1996 (SEE REVOLVING CREDIT FACILITY). THIS DECREASE IN INTEREST EXPENSE IS OFFSET SOMEWHAT BY THE INCREASE IN DEBT ASSOCIATED WITH THE ACQUISITION OF INFINITY AND INCREASED WORKING CAPITAL REQUIREMENTS.

INCOME TAXES

THE CORPORATION'S EFFECTIVE INCOME TAX RATE FOR THE FIRST QUARTER OF 1997 AND 1996 WAS A BENEFIT OF 28% AND 35%, RESPECTIVELY. BECAUSE OF THE AMORTIZATION OF NON-DEDUCTIBLE GOODWILL FOR CBS AND INFINITY AND THE IMPACT OF SPECIAL TRANSACTIONS, THESE RATES CAN VARY DRAMATICALLY DEPENDING ON THE CORPORATION'S INCOME OR LOSS LEVELS.

AT MARCH 31, 1997, THE CORPORATION HAD RECORDED NET DEFERRED INCOME TAX BENEFITS TOTALLING $1,498 MILLION COMPARED TO $1,411 MILLION AT DECEMBER 31, 1996. AS A RESULT OF THESE NET DEFERRED INCOME TAX BENEFITS, CASH PAYMENTS FOR FEDERAL INCOME TAXES ARE MINIMAL. MANAGEMENT BELIEVES THAT THE CORPORATION WILL HAVE SUFFICIENT FUTURE TAXABLE INCOME TO MAKE IT MORE LIKELY THAN NOT THAT THE NET DEFERRED TAX ASSET WILL BE REALIZED.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

THE CORPORATION MANAGES ITS LIQUIDITY AS A CONSOLIDATED ENTERPRISE WITHOUT REGARD TO WHETHER ASSETS OR DEBT ARE CLASSIFIED FOR BALANCE SHEET PURPOSES AS PART OF CONTINUING OPERATIONS OR DISCONTINUED OPERATIONS. AS A RESULT, THE DISCUSSION BELOW FOCUSES ON THE CORPORATION'S CONSOLIDATED CASH FLOWS AND CAPITAL STRUCTURE.

ON FEBRUARY 10, 1997, THE CORPORATION ANNOUNCED AN AGREEMENT TO ACQUIRE TWO CABLE NETWORKS - TNN AND CMT. THE PURCHASE PRICE OF $1.55 BILLION WILL BE PAID IN WESTINGHOUSE COMMON STOCK, WHICH WILL FURTHER INCREASE THE CORPORATION'S EQUITY. NO DEBT WILL BE ASSUMED IN CONJUNCTION WITH THIS TRANSACTION.

AS DISCUSSED PREVIOUSLY, THE CORPORATION INTENDS TO SEPARATE ITS MEDIA BUSINESSES FROM ITS INDUSTRIES AND TECHNOLOGY BUSINESSES THROUGH A TAX-FREE DIVIDEND OF THE INDUSTRIES AND TECHNOLOGY BUSINESSES TO SHAREHOLDERS. AS CURRENTLY CONTEMPLATED, THE MEDIA COMPANY WILL RETAIN ALL DEBT OBLIGATIONS OF THE CURRENT WESTINGHOUSE AS WELL AS THE $1.5 BILLION TAX NET OPERATING LOSS CARRYFORWARD. THE INDUSTRIES AND TECHNOLOGY COMPANY WILL ASSUME MOST OF THE UNFUNDED PENSION OBLIGATION AND OTHER NON-DEBT OBLIGATIONS GENERATED BY THE CORPORATION'S INDUSTRIAL BUSINESSES IN EARLIER YEARS. MANAGEMENT CURRENTLY ANTICIPATES THE SEPARATION WILL OCCUR LATER IN 1997. HOWEVER, THERE CAN BE NO ASSURANCE THAT ALL OF THE ASSETS, LIABILITIES AND CONTRACTUAL OBLIGATIONS WILL BE TRANSFERRED AS CURRENTLY CONTEMPLATED OR THAT CHANGES WILL NOT BE MADE TO THE SEPARATION PLAN.

THE CORPORATION HAS AND WILL CONTINUE TO MONETIZE NON-STRATEGIC ASSETS. IN 1996, THE CORPORATION ADOPTED PLANS TO EXIT ITS ENVIRONMENTAL SERVICES BUSINESS AND CISCO. IN ADDITION TO THE $3.6 BILLION OF CASH GENERATED BY THE SALE OF KNOLL AND THE DEFENSE AND ELECTRONIC SYSTEMS BUSINESS, SALES OF VARIOUS NON-STRATEGIC ASSETS IN 1996 GENERATED CASH PROCEEDS OF APPROXIMATELY $550 MILLION. DURING 1997, SALES OF NON-STRATEGIC ASSETS ARE EXPECTED TO GENERATE ADDITIONAL CASH OF $300 TO $400 MILLION. THE MAJORITY OF THESE PROCEEDS ARE ANTICIPATED TO BE RECEIVED IN THE SECOND HALF OF THE YEAR.

TOTAL DEBT FOR THE CORPORATION WAS $6,759 MILLION AT MARCH 31, 1997, OF WHICH $444 MILLION WAS INCLUDED IN DISCONTINUED OPERATIONS AND WILL BE REPAID THROUGH THE LIQUIDATION OF THOSE ASSETS. DEBT OF CONTINUING OPERATIONS OF $6,315 MILLION INCREASED $665 MILLION FROM DECEMBER 31, 1996 REFLECTING HIGHER WORKING CAPITAL REQUIREMENTS. THE CORPORATION'S DEBT OF CONTINUING OPERATIONS IS EXPECTED TO REMAIN AT APPROXIMATELY THIS LEVEL FOR THE REMAINDER OF THE YEAR.

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

OPERATING ACTIVITIES

THE FOLLOWING TABLE PROVIDES A RECONCILIATION OF NET INCOME TO CASH USED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996:

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
(IN MILLIONS) (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------
                                                    1997                 1996
                                                    ----                 ----
LOSS FROM CONTINUING OPERATIONS                   $ (151)              $ (723)
ADJUSTMENTS TO RECONCILE LOSS FROM
  CONTINUING OPERATIONS TO NET CASH USED FOR
  OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                     134                  104
   LOSSES (GAINS) ON ASSET DISPOSITIONS              (24)                 151
   NONCASH RESTRUCTURING CHARGES                       -                   30
   OTHER NONCASH PROVISIONS AND ACCOUNTING
    ADJUSTMENTS                                      (28)                 185
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS
  OF ACQUISITIONS AND DIVESTITURES OF BUSINESSES:
   RECEIVABLES, CURRENT AND NONCURRENT              (127)                 (55)
   INVENTORIES                                       (80)                 (10)
   ACCOUNTS PAYABLE                                 (326)                (172)
   DEFERRED AND CURRENT INCOME TAXES                (117)                (121)
   ACCRUED RESTRUCTURING COSTS                      (112)                  93
   OTHER ASSETS AND LIABILITIES                      (32)                  16
                                                  ------               ------
CASH USED FOR OPERATING ACTIVITIES
  OF CONTINUING OPERATIONS                        $ (863)              $ (502)
                                                  ======               ======


THE OPERATING ACTIVITIES OF CONTINUING OPERATIONS USED $863 MILLION OF CASH DURING THE FIRST THREE MONTHS OF 1997 COMPARED TO CASH USED OF $502 MILLION DURING THE FIRST THREE MONTHS OF 1996. THE TWO PRIMARY FACTORS CONTRIBUTING TO THE ADDITIONAL USE OF CASH IN THE 1997 QUARTER WERE A SIGNIFICANT INCREASE IN WORKING CAPITAL REQUIREMENTS AND HIGHER RESTRUCTURING EXPENDITURES.

WORKING CAPITAL REQUIREMENTS INCREASED RELATIVE TO THE FIRST QUARTER OF 1996. INCREASES IN BOTH RECEIVABLES AND INVENTORIES TOTALLED $207 MILLION IN THE FIRST THREE MONTHS OF 1997 COMPARED TO AN INCREASE OF $65 MILLION IN THE FIRST THREE MONTHS OF 1996. IN ADDITION, A SIGNIFICANT REDUCTION IN ACCOUNTS PAYABLE CONTRIBUTED SUBSTANTIALLY TO THE HIGHER WORKING CAPITAL AT MARCH 31, 1997.

RESTRUCTURING SPENDING INCREASED IN THE FIRST QUARTER OF 1997 RELATIVE TO THE FIRST QUARTER OF 1996. THIS WAS PRIMARILY ATTRIBUTABLE TO EXPENDITURES ASSOCIATED WITH THE RESTRUCTURING PLANS ADOPTED IN LATE 1996.

THE CORPORATION'S PENSION CONTRIBUTION LEVEL FOR 1997, WHICH IS EXPECTED TO BE APPROXIMATELY $250 MILLION TO $300 MILLION, IS CONSISTENT WITH THE CORPORATION'S GOAL TO FULLY FUND ITS QUALIFIED PENSION PLANS OVER THE NEXT SEVERAL YEARS. IN JULY 1997, THE CORPORATION WILL BEGIN MAKING ITS PENSION CONTRIBUTIONS QUARTERLY PURSUANT TO CERTAIN MINIMUM FUNDING REQUIREMENTS.

THE OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS USED $30 MILLION OF CASH DURING THE FIRST THREE MONTHS OF 1997 COMPARED TO $314 MILLION OF CASH USED DURING THE SAME PERIOD OF 1996. DURING 1996, A SIGNIFICANT AMOUNT OF CASH WAS USED FOR THE DIVESTITURE COSTS OF KNOLL AND THE DEFENSE AND ELECTRONIC SYSTEMS BUSINESS AS WELL AS IN THE OPERATIONS OF THOSE BUSINESSES THROUGH THE DATE OF THEIR DISPOSAL.

FUTURE CASH REQUIREMENTS OF DISCONTINUED OPERATIONS WILL CONSIST PRIMARILY OF INTEREST COSTS ON DEBT, REMAINING COSTS ASSOCIATED WITH COMPLETED DIVESTITURES, AND OPERATING AND DISPOSAL COSTS ASSOCIATED WITH THE ENVIRONMENTAL SERVICES BUSINESS AND CISCO. MANAGEMENT BELIEVES THAT THE FUTURE CASH RECEIPTS OF DISCONTINUED OPERATIONS WILL BE SUFFICIENT TO SATISFY THE DIVESTITURE LIABILITIES OF DISCONTINUED OPERATIONS AND THE REMAINING DEBT. ANY CASH IN EXCESS OF THAT REQUIRED TO SATISFY THOSE LIABILITIES WILL BE TRANSFERRED TO CONTINUING OPERATIONS.

INVESTING ACTIVITIES

INVESTING ACTIVITIES PROVIDED $36 MILLION OF CASH DURING THE FIRST THREE MONTHS OF 1997 COMPARED TO $3.5 BILLION OF CASH PROVIDED DURING THE SAME PERIOD OF 1996. IN THE FIRST QUARTER OF 1997, THE CORPORATION HAD INVESTING CASH OUTFLOWS RELATED TO THE ACQUISITION OF BUSPACK, A TRANSIT ADVERTISING COMPANY IN THE UNITED KINGDOM, AND A $20 MILLION PAYMENT IN CONJUNCTION WITH A SWAP OF THREE RADIO STATIONS IN ORLANDO FOR TWO RADIO STATIONS IN CHICAGO. ACQUISITION CASH OUTFLOWS IN THE 1996 QUARTER INCLUDED THE PURCHASE OF TWO CHICAGO RADIO STATIONS.

INVESTING CASH INFLOWS FROM BUSINESS DIVESTITURES IN THE FIRST QUARTER OF 1997 INCLUDED PROCEEDS FROM THE SALES OF ONE RADIO STATION IN CHICAGO, TWO RADIO STATIONS IN DALLAS, AND AN EQUITY INVESTMENT. IN THE 1996 QUARTER, THE CORPORATION COMPLETED THE SALES OF KNOLL AND THE DEFENSE AND ELECTRONIC SYSTEMS BUSINESS, GENERATING $3.6 BILLION OF CASH. LIQUIDATIONS OF OTHER ASSETS GENERATED APPROXIMATELY $20 MILLION IN THE FIRST QUARTER OF BOTH YEARS.

CAPITAL EXPENDITURES WERE $41 MILLION FOR THE FIRST THREE MONTHS OF 1997, A DECREASE OF $11 MILLION FROM THE SAME PERIOD OF 1996. CAPITAL SPENDING DURING 1997 IS EXPECTED TO BE APPROXIMATELY $50 MILLION HIGHER THAN 1996 PRIMARILY DRIVEN BY THE MEDIA GROUP.

FINANCING ACTIVITIES

CASH PROVIDED BY FINANCING ACTIVITIES DURING THE FIRST THREE MONTHS OF 1997 TOTALLED $738 MILLION COMPARED TO CASH USED OF $2.7 BILLION DURING THE SAME PERIOD OF 1996. THE CASH OUTFLOWS IN THE FIRST QUARTER OF 1997 INCLUDED $149 MILLION TO EXTINGUISH THE LONG-TERM DEBT PREVIOUSLY ISSUED BY INFINITY. THE CASH OUTFLOWS IN THE FIRST QUARTER OF 1996 INCLUDED $3.6 BILLION OF DEBT PREPAID UPON THE SALES OF KNOLL AND THE DEFENSE AND ELECTRONIC SYSTEMS BUSINESS.

TOTAL BORROWINGS UNDER THE CORPORATION'S $5.5 BILLION REVOLVING CREDIT FACILITY WERE $4.2 BILLION AT MARCH 31, 1997 (SEE REVOLVING CREDIT FACILITY). THESE BORROWINGS WERE SUBJECT TO A FLOATING INTEREST RATE OF 6.1% AT MARCH 31, 1997, WHICH WAS BASED ON THE LONDON INTERBANK OFFER RATE (LIBOR), PLUS A MARGIN BASED ON THE CORPORATION'S SENIOR UNSECURED DEBT RATING AND LEVERAGE.

DIVIDENDS PAID IN THE FIRST THREE MONTHS OF 1997 AND 1996 INCLUDED $12 MILLION FOR THE SERIES C PREFERRED STOCK, WHICH THE CORPORATION EXPECTS TO REPLACE WITH 31,859,902 SHARES OF COMMON STOCK ON MAY 30, 1997. COMMON STOCK DIVIDENDS INCREASED FROM $20 MILLION IN THE FIRST QUARTER OF 1996 TO $29 MILLION IN THE FIRST QUARTER OF 1997 BECAUSE OF ADDITIONAL SHARES OUTSTANDING.

AT MARCH 31, 1997, THE CORPORATION HAD A SHELF REGISTRATION STATEMENT FOR DEBT SECURITIES WITH AN UNUSED AMOUNT OF $400 MILLION.

REVOLVING CREDIT FACILITY

ON AUGUST 29, 1996, THE CORPORATION EXECUTED A NEW FIVE-YEAR REVOLVING CREDIT AGREEMENT WITH TOTAL COMMITMENTS OF $5.5 BILLION. THE UNUSED CAPACITY UNDER THE FACILITY EQUALED $1.3 BILLION AS OF MARCH 31, 1997. BORROWING AVAILABILITY UNDER THE REVOLVER IS SUBJECT TO COMPLIANCE WITH CERTAIN COVENANTS, REPRESENTATIONS AND WARRANTIES, INCLUDING A NO MATERIAL ADVERSE CHANGE PROVISION WITH RESPECT TO THE CORPORATION TAKEN AS A WHOLE, AND RESTRICTIONS ON LIENS INCURRED. DURING THE FIRST QUARTER OF 1997, THIS AGREEMENT WAS AMENDED TWICE.

THE CORPORATION IS SUBJECT TO FINANCIAL COVENANTS INCLUDING A MAXIMUM LEVERAGE RATIO, A MINIMUM INTEREST COVERAGE RATIO, AND MINIMUM CONSOLIDATED NET WORTH. THESE COVENANTS BECOME MORE RESTRICTIVE OVER THE REMAINING TERM OF THE AGREEMENT. AT MARCH 31, 1997, THE CORPORATION WAS IN COMPLIANCE WITH THESE COVENANTS.

LEGAL, ENVIRONMENTAL, AND OTHER MATTERS

OVER THE PAST SEVERAL YEARS, THE CORPORATION HAS ADDRESSED A VARIETY OF LEGAL, ENVIRONMENTAL, AND OTHER MATTERS RELATED TO CURRENT OPERATIONS AS WELL AS TO PREVIOUSLY DIVESTED BUSINESSES. SEE NOTE 10 TO THE FINANCIAL STATEMENTS. THE COSTS ASSOCIATED WITH RESOLVING THESE MATTERS ARE RECOGNIZED IN THE PERIOD IN WHICH THE COSTS ARE DEEMED PROBABLE AND CAN BE REASONABLY ESTIMATED. MANAGEMENT BELIEVES THAT THE CORPORATION HAS ADEQUATELY PROVIDED FOR THE ESTIMATED COSTS OF RESOLVING THESE MATTERS.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NO REPORTABLE EVENTS.

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

          (c*) THE 1984 LONG-TERM INCENTIVE PLAN, AS TO AMENDED NOVEMBER 1,
               1996, IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10(c) TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

          (d*) THE WESTINGHOUSE EXECUTIVE PENSION PLAN, AS AMENDED TO SEPTEMBER
               25, 1996, IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10(d) TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

          (e*) THE DEFERRED COMPENSATION AND STOCK PLAN FOR DIRECTORS, AS
               AMENDED TO NOVEMBER 1, 1996, IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10(e) TO FORM 10-K FOR THE YEAR ENDED 1996.

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

          (m*) EMPLOYMENT AGREEMENT BETWEEN THE CORPORATION AND F. J. HARVEY,
               DATED AS OF APRIL 30, 1996, IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10(n) TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996.

          (n*) CBS SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN, AS AMENDED TO
               NOVEMBER 15, 1995, IS INCORPORATED HEREIN BY REFERENCE TO
               EXHIBIT 10(n) TO FORM 10-K FOR THE YEAR ENDED 1996.

          (o*) CBS BONUS SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN, AS AMENDED, TO
               NOVEMBER 15, 1995, IS INCORPORATED HEREIN BY REFERENCE TO
               EXHIBIT 10(o) TO FORM 10-K FOR THE YEAR ENDED 1996.

          (p) FIRST AMENDMENT, DATED AS OF JANUARY 29, 1997 TO THE CREDIT AGREEMENT, DATED AS OF AUGUST 29, 1996, AMONG WESTINGHOUSE ELECTRIC CORPORATION, THE LENDERS PARTIES THERETO, NATIONSBANK, N.A. AND THE TORONTO-DOMINION BANK AS SYNDICATION AGENTS, THE CHASE MANHATTAN BANK AS DOCUMENTATION AGENT, AND MORGAN GUARANTEE TRUST COMPANY OF NEW YORK AS ADMINISTRATIVE AGENT.

          (q) SECOND AMENDMENT, DATED AS OF MARCH 21, 1997, TO THE CREDIT AGREEMENT, DATED AS OF AUGUST 29, 1996, AS AMENDED BY THE FIRST AMENDMENT THERETO DATED AS OF JANUARY 29, 1997, AMONG WESTINGHOUSE ELECTRIC CORPORATION, THE SUBSIDIARY BORROWERS PARTIES THERETO, THE LENDERS PARTIES THERETO, NATIONSBANK, N.A. AND THE TORONTO-DOMINION BANK AS SYNDICATION AGENTS, THE CHASE MANHATTAN BANK AS DOCUMENTATION AGENT, AND MORGAN GUARANTEE TRUST COMPANY OF NEW YORK AS ADMINISTRATIVE AGENT.

          (r) AGREEMENT AND PLAN OF MERGER, DATED AS OF FEBRUARY 9, 1997, AMONG WESTINGHOUSE ELECTRIC CORPORATION, G ACQUISITION CORP., AND GAYLORD ENTERTAINMENT COMPANY IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 99.2 TO FORM 8-K OF WESTINGHOUSE ELECTRIC CORPORATION, DATED AS OF FEBRUARY 11, 1997.

          (s*) EMPLOYMENT AGREEMENT BETWEEN THE CORPORATION AND MEL KARMAZIN,
               MADE AS OF JUNE 20, 1996 AND EFFECTIVE AS OF DECEMBER 31, 1996.

          (t*) AMENDED AND RESTATED INFINITY BROADCASTING CORPORATION STOCK
               OPTION PLAN IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.4 TO THE CORPORATION'S REGISTRATION STATEMENT NO. 333-13219 ON POST-EFFECTIVE AMENDMENT NO. 1 ON FORM S-8 TO FORM S-4 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 2, 1997.

          (u*) THE WCK ACQUISITION CORP. STOCK OPTION PLAN IS INCORPORATED
               HEREIN BY REFERENCE TO EXHIBIT 4.5 TO THE CORPORATION'S REGISTRATION STATEMENT NO. 333-13219 ON POST-EFFECTIVE AMENDMENT NO. 1 ON FORM S-8 TO FORM S-4 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 2, 1997.

          (v*) INFINITY BROADCASTING CORPORATION WARRANT CERTIFICATE NO. 3 TO
               MEL KARMAZIN IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 4.6 TO THE CORPORATION'S REGISTRATION STATEMENT NO. 333-13219 ON POST-EFFECTIVE AMENDMENT NO. 1 ON FORM S-8 TO FORM S-4 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 2, 1997.

* IDENTIFIES MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

(11)      COMPUTATION OF PER SHARE EARNINGS

(12)(a)   COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(12)(b) COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED DIVIDENDS

(27)      FINANCIAL DATA SCHEDULE

B)   REPORTS ON FORM 8-K:

          A CURRENT REPORT ON FORM 8-K (ITEMS 5 AND 7) DATED JANUARY 10, 1997 FILING A PRESS RELEASE CONCERNING THE CORPORATION'S DIVESTITURE OF ITS RESIDENTIAL SECURITY BUSINESS.

          A CURRENT REPORT ON FORM 8-K (ITEMS 5 AND 7) DATED FEBRUARY 11, 1997 FILING A PRESS RELEASE ANNOUNCING AN AGREEMENT TO ACQUIRE, THROUGH A PLAN OF MERGER, THE NASHVILLE NETWORK (TNN) AND COUNTRY MUSIC TELEVISION (CMT) FROM GAYLORD ENTERTAINMENT COMPANY.

          A CURRENT REPORT ON FORM 8-K (ITEMS 5 AND 7) DATED FEBRUARY 11, 1997 FILING A PRESS RELEASE CONCERNING THE CORPORATION'S EARNINGS FOR THE FOURTH QUARTER OF 1996 AND YEAR-END RESULTS FOR 1996.

                                   SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 9TH DAY OF MAY 1997.

                       WESTINGHOUSE ELECTRIC CORPORATION


                       /s/ CAROL V. SAVAGE
                       ---------------------------------------
                           VICE PRESIDENT AND
                           CHIEF ACCOUNTING OFFICER