Form 10-K405/A
period 1996-12-31
WESTINGHOUSE ELECTRIC CORP
filed 1997-07-14
CIK 106413

                                      1996
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                  FORM 10-K/A
                                (AMENDMENT NO. 1)
(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                  -----------------
                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                 TO
                                       ---------------    ------------------

                          COMMISSION FILE NUMBER 1-977

                       WESTINGHOUSE ELECTRIC CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                        25-0877540
                  ------------                        ----------
            (State of Incorporation)               (I.R.S. Employer
                                                  Identification No.)

                WESTINGHOUSE BUILDING,
 11 STANWIX STREET, PITTSBURGH, PENNSYLVANIA 15222-1384      (412) 244-2000
 ------------------------------------------------------      --------------
         (Address of principal executive offices)            (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------     -------------------------------------------------------
Common Stock, par value $1.00 per Share     New York Stock Exchange     Boston Stock Exchange
                                            Pacific Stock Exchange      Philadelphia Stock Exchange
                                            Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

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

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of Westinghouse Electric Corporation's Notice of 1997 Annual Meeting and Proxy Statement filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the Proxy Statement). (Parts I and III)

    The Corporation hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the Original Filing). Each of the below referenced Items in Parts I and II and the Exhibits referenced in Part IV, Item 14 are hereby amended by deleting the Items or Exhibits in their entirety and replacing them with the Items or Exhibits set forth herein. Any Items or Exhibits in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

      PART I

Item 1.  Business

      PART II

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Exhibit 11        Computation of Per Share Earnings
         Exhibit 12(a)     Computation of Ratio of Earnings to Fixed Charges
         Exhibit 12(b)     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
         Exhibit 23(a)     Consent of Independent Auditors
         Exhibit 23(b)     Consent of Independent Accountants
         Exhibit 27        Financial Data Schedule

    The terms "Westinghouse" and "Corporation" as used in this Report on Form 10-K/A refer to Westinghouse Electric Corporation and its consolidated subsidiaries unless the context indicates otherwise.

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

    Notwithstanding the foregoing, there can be no assurance that the Separation will occur or as to the timing thereof. Furthermore, if the Separation does occur, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated, or that changes will not be made to the Separation plan. See note 24(a) to the financial statements for a modification of the separation plan.

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

BACKLOG

    The backlog of firm orders of the Corporation's Continuing Operations was $5,591 million and $6,110 million at December 31, 1996 and 1995, respectively. Of the 1996 backlog $3,281 million is expected to be liquidated after 1997. In addition to the reported backlog, the Corporation provides certain non-Westinghouse products primarily for nuclear steam supply customers.

Backlog for the Corporation is as follows:

    Power Systems backlog at year end 1996 and 1995 was $5,414 million and $5,855 million, respectively. Backlog of $3,214 million is expected to be liquidated after 1997. Energy Systems backlog at year end 1996 and 1995 was $2,744 million and $2,675 million, respectively. Power Generation backlog at year end 1996 and 1995 was $2,670 million and $3,180 million, respectively.

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

                                    PART II


ITEM 6. SELECTED FINANCIAL DATA.

    The information required by this item appears on pages 59 and 60 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item appears on pages 10 through 26 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item, together with the reports of KPMG Peat Marwick LLP dated January 29, 1997, except as to note 24, which is as of July 11, 1997, and Price Waterhouse LLP dated February 12, 1996, except for the restatements discussed in notes 1, 3, and 24, for which the dates are March 31, 1996, November 13, 1996, and July 11, 1997, appears on pages 27 through 60 of this report and is incorporated herein by reference.


                                                                       PAGE
                                                                       ----
      Report of Management                                              27
      Reports of Independent Auditors and Accountants                   28
      Consolidated Statement of Income for each of the three years      29
        in the  period ended December 31, 1996
      Consolidated Balance Sheet at December 31, 1996 and 1995          30
      Consolidated Statement of Cash Flows for each of the three        31
        years in the period ended December 31, 1996
      Notes to the Financial Statements                                 32
      Quarterly Financial Information (unaudited)                       59
      Five-Year Summary Selected Financial and Statistical Data         60
        (unaudited)

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

In November 1996, the Board of Directors approved a plan to separate the industries and technology businesses by way of a tax-free dividend to shareholders, forming a new publicly traded company to be called Westinghouse Electric Company (WELCO). The plan also provides that Thermo King will conduct a public offering of up to 20% of its common stock and will become a majority-owned subsidiary of WELCO. Completion of the plan is subject to a number of conditions, including a favorable ruling from the Internal Revenue Service and the registration of the WELCO common stock under the Securities Exchange Act of 1934. There can be no assurance that the separation will occur or as to the related timing. Furthermore, if the separation does occur, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan. See note 24(a) to the financial statements for a modification of the separation plan.

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

CONSOLIDATED OPERATING RESULTS

The Corporation reported net income for 1996 of $95 million compared to a loss of $10 million for 1995 and income of $48 million for 1994. On a per-share basis, net income was $.22 for 1996, a loss of $.11 for 1995, and a loss of $.01 for 1994. The per-share amounts for 1995 and 1994 reflect a reduction for dividend requirements on the Series B preferred stock, which converted to common stock in September 1995. Certain amounts have been restated as discussed in note 24 to the financial statements. Net income includes results from Continuing Operations, Discontinued Operations, and the extraordinary loss on early extinguishment of debt, as presented below.

COMPONENTS OF NET INCOME (in millions)
     YEAR ENDED DECEMBER 31        1996     1995     1994
-------------------------------  -------   ------   -----
Loss from Continuing
  Operations                     $ (773)   $ (44)   $ (37)
Income from Discontinued
  Operations                        961       34       85
Extraordinary loss                  (93)       -        -
                                 ------    -----    -----
Net income                       $   95    $ (10)   $  48
                                 ======    =====    =====


The results for Continuing Operations included a number of special items, summarized in the following table:

IMPACT OF SPECIAL ITEMS (in millions)
     YEAR ENDED DECEMBER 31          1996        1995       1994
-------------------------------    --------    -------    ------
Restructuring                      $   (273)   $   (83)   $   (19)
Litigation matters                     (486)      (236)         -
Impairment of assets                    (15)         -          -
Environmental remediation
  activities                           (175)         -          -
Other                                   (30)         -          -
                                   --------    -------    -------
  Total impact on
    operating profit               $   (979)   $  (319)   $   (19)
                                   --------    -------    -------
Gain on sale of investment         $      -    $   115    $     -
Pension settlement loss                   -          -       (308)
Loss on assets held for sale           (152)         -          -
                                   --------    -------    -------
   Total impact on other
     income and expenses           $   (152)   $   115    $  (308)
                                   --------    -------    -------
Total pre-tax impact on
  Continuing Operations            $ (1,131)   $  (204)   $  (327)
                                   ========    =======    =======
After-tax impact on
  Continuing Operations            $   (737)   $  (132)   $  (207)
                                   ========    =======    =======
Per-share impact on
  Continuing Operations            $  (1.66)   $ (0.32)   $ (0.54)
                                   ========    =======    =======

Excluding the after-tax impact of the special items included in the table above, income from Continuing Operations for 1996 was a loss of $36 million, or $.08 per share, compared to income of $88 million, or $.13 per share, for 1995 and $170 million, or $.31 per share, for 1994. Performance improvements by some of the businesses were more than offset by higher interest expense in each of the last two years, arising substantially from CBS acquisition debt and goodwill amortization resulting from the CBS acquisition.

RESULTS OF OPERATIONS--CONTINUING OPERATIONS

RESULTS OF OPERATIONS - CONTINUING OPERATIONS (in millions)
                                                SALES OF                                          OPERATING PROFIT (LOSS)
                                         PRODUCTS AND SERVICES       OPERATING  PROFIT (LOSS)    EXCLUDING SPECIAL CHARGES
                                  -----------------------------     -------------------------    --------------------------
     YEAR ENDED DECEMBER 31          1996      1995      1994      1996      1995      1994       1996       1995    1994
-------------------------------   -----------------------------------------------------------------------------------------
Media:
   Television                      $  809    $  405   $  325      $ 295    $ 149      $ 130      $ 295      $ 149     $  130
   Network                          2,581       230        -         25       12          -         25         12          -
   Radio                              554       216      175        161       55         47        161         55         47
   Other Media Businesses             227       164      150          7       10         21          7         10         21
   Other Media                        (26)        1        -       (178)     (14)        (1)      (137)       (14)        (3)
                                    -----     -----    -----      -----     ----      -----      -----      -----     ------
Total Media                         4,145     1,016      650        310      212        197        351        212        195
                                    -----     -----    -----      -----     ----      -----      -----      -----     ------
Industries & Technology:
   Power Systems:
      Energy Systems                1,234     1,369    1,364        (30)     114        114         94        130        140
      Power Generation              2,172     1,718    1,630        (75)     (57)        82         (2)       (29)        77
      Other Power Systems            (172)     (138)    (149)      (362)    (305)       (79)       (73)       (69)       (79)
                                    -----     -----    -----      -----     ----      -----      -----      -----     ------
    Total Power Systems             3,234     2,949    2,845       (467)    (248)       117         19         32        138
                                    -----     -----    -----      -----     ----      -----      -----      -----     ------
    Thermo King                     1,013     1,065      877        180      176        135        186        176        135
    Government Operations             121       155      133         63       81         77         71         81         77
                                    -----     -----    -----      -----     ----      -----      -----      -----     ------
Total Industries &
   Technology                       4,368     4,169    3,855       (224)       9        329        276        289        350
                                    -----     -----    -----      -----     ----      -----      -----      -----     ------
Corporate & Other                     133       393      674       (734)    (161)      (165)      (296)      (122)      (165)
Intersegment Sales                    (41)      (30)     (54)         -        -          -          -          -          -
                                    -----     -----    -----      -----     ----      -----      -----      -----     ------
Total                              $8,605    $5,548   $5,125      $(648)    $ 60      $ 361      $ 331      $ 379     $  380
                                   ======    ======   ======      =====     ====      =====      =====      =====     ======

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

The Corporation's consolidated revenues from sales of products and services increased $3,057 million in 1996 compared to 1995 and increased $423 million in 1995 compared to 1994, primarily due to the November 1995 acquisition of CBS.

Operating profit for each of the last three years included special charges related to restructuring activities, which totalled $273 million in 1996, $83 million in 1995, and $19 million in 1994. Operating profit for 1996 also included special charges of $486 million for litigation matters, $15 million for asset impairment based on the modification of projected recoverability of certain long-lived assets, and $175 million for environmental remediation matters. Also included in 1996 operating profit was a special charge of $30 million for other costs related to previously divested businesses. See notes 1, 17, and 20 to the financial statements. Other special charges of $236 million for litigation matters were included in operating profit in 1995.

Excluding special charges, the 1996 increases in profits for the media businesses were more than offset by a 4% decline in profits for the industries and technology businesses and a significant increase in Corporate & Other costs. Subsequent to the sale of the defense and electronic systems business in February 1996, retiree pension and postretirement benefit costs previously absorbed by the operations of that business were included in Corporate & Other.

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

Earnings before interest, taxes, depreciation, and amortization (EBITDA) is a widely accepted financial indicator of a company's ability to incur and service debt. It is commonly used in the media industry as a surrogate for cash flows. For the entire Media group, EBITDA excluding the restructuring charge totalled $628 million for 1996. On a pro forma combined basis, EBITDA for 1995 was $536 million and $728 million for 1994. EBITDA differs from operating cash flows for the group primarily because it does not consider changes in assets and liabilities from period to period, and it includes the impact of purchase price accounting adjustments related to program rights of $164 million and $24 million for 1996 and 1995, respectively.

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

Sales for Power Systems in 1996 increased $285 million, or 10%, over 1995 due to a strong sales increase of $454 million from Power Generation, partially offset by a sales decrease of $135 million at Energy Systems. Operating profit declined significantly over the three years.

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

In the first quarter of 1997, the Corporation recognized a $49 million adjustment to both sales and operating profit following a comprehensive reevaluation of the work scope and costs to complete a complex international nuclear project which originated in 1993. Although this $352 million contract remains profitable, management determined that the Corporation's profit will be less than originally estimated.

POWER GENERATION Power Generation sales were $2,172 million in 1996, a 26% increase from 1995. This sales increase resulted primarily from greater volume for combustion and steam turbines and large projects, particularly in the international market. In addition, slightly higher service volume contributed to the sales increase. Sales for 1995 increased 5% due to increased volume for combustion and steam turbines.

The operating loss for 1996 included $68 million for restructuring costs related to the separation of approximately 900 employees and the closing of a manufacturing plant. The operating loss for 1995 included $28 million for restructuring activities while 1994's results included a favorable adjustment of $5 million for a modification of previous restructuring plans.

Excluding the impact of these special items, the 1996 operating loss improved $27 million to a loss of $2 million; the operating loss of $29 million in 1995 represents a profit decline of $106 million compared to 1994. A shift in product mix from higher margin service and parts sales to lower margin new apparatus and project sales has depressed profits in recent years. Service and parts sales were affected by a combination of improved equipment reliability and deferral of maintenance by utilities. The severe price compression experienced in 1995 in the new apparatus business appeared to moderate in 1996. The reduced service and parts volume combined with the price compression on new apparatus more than offset the cost improvements made as a result of restructuring activities. Power Generation continues to respond to the significant market pressures through aggressive cost reduction measures in both direct product cost and overhead.

Power Generation orders of $2.5 billion for 1996 were slightly higher than 1995. The focus on international orders has grown dramatically over the last several years. In 1996, nearly 65% of new orders originated outside the United States. Also in 1996, Power Generation adjusted backlog by approximately $650 million for project cancellations, delays, or other uncertainties. Backlog was $2.8 billion at the end of 1996 compared to $3.2 billion at year-end 1995.

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

The Corporation's current plan to separate its industries and technology businesses and its media businesses includes a public offering by Thermo King of up to 20% of its common stock. See note 24(a) to the financial statements for a modification of the separation plan.

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

INCOME TAXES

The Corporation's 1996 provision for income taxes in total was 81% of the income before taxes and minority interest. The 1996 total provision of $442 million consisted of a $423 million benefit from Continuing Operations, $925 million expense from Discontinued Operations, and a $60 million benefit from an extraordinary item.

The Corporation's 1995 provision for income taxes in total was 97% of the income before taxes and minority interest. The 1995 total provision of $28 million consisted of a benefit of $6 million from Continuing Operations and a provision of $34 million from Discontinued Operations.

The Corporation's 1994 provision for income taxes in total was 48% of the income before taxes and minority interest. The 1994 net provision totalled $52 million, consisting of a $30 million benefit from Continuing Operations and an $82 million expense from Discontinued Operations.

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


The following table shows a reconciliation of income or loss from Continuing Operations before income taxes to taxable income from Continuing Operations:

RECONCILIATION OF PRE-TAX LOSS FROM CONTINUING OPERATIONS TO
U.S. FEDERAL TAXABLE INCOME (LOSS)
(in millions)

     YEAR ENDED DECEMBER 31          1996       1995      1994
-------------------------------    --------   -------   ------
Pre-tax loss from Continuing
        Operations                 $ (1,190)  $  (39)   $  (58)
                                   ---------  -------   ------
Permanent differences:
        Foreign and Puerto Rico        (191)    (167)     (136)
        State income tax                106        3         7
        Goodwill                        130       26        16
        Other                           (83)       9       (29)
                                   --------   ------    ------
Net permanent differences               (38)    (129)     (142)
                                   --------   ------    ------
Temporary differences:
        Pensions                        (49)     (33)      270
        Long-term contracts             (13)       7       (12)
        Depreciation                    (12)      92        14
        Provision for
           restructuring
           and other actions            932      154       (87)
        Other                          (161)     (59)      155
                                   ---------  ------    ------
Net temporary differences               697      161       340
                                   --------   ------    ------
U.S. federal taxable
income (loss)                      $   (531)  $   (7)   $  140
                                   ========   ======    ======

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

The table on the following page summarizes each of the Corporation's segment disposal plans as well as the assets remaining as of December 31, 1996:

DISCONTINUED OPERATIONS

    PLAN DATE                      LINE OF BUSINESS                                 REMAINING ASSETS
---------------      -------------------------------------------     -------------------------------------------
November 1996        CISCO                                           Several businesses
March 1996           Environmental Services                          Several businesses
December 1995        Knoll                                           -
December 1995        Defense and Electronic Systems                  -
July 1995            Land Development (WCI)                          Mortgage notes receivable and miscellaneous
                                                                     securities
November 1992        Financial Services                              Leasing receivables
November 1992        Distribution and Control (DCBU)                 -
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

The following table presents sales and operating profit (loss) for Discontinued Operations for each of the three years in the period ended December 31, 1996:

RESULTS OF OPERATIONS  (in millions)

YEAR ENDED DECEMBER 31                  1996     1995       1994
----------------------                -------  --------   ------
Sales of products and services:
       DCBU and WESCO                 $    -   $     -    $   319
       Financial Services                 26        31         41
       WCI                                 -       108        248
       Defense and Electronic            262     2,549      2,189
         Systems
       Knoll                              90       621        562
       Environmental Services            237       299        335
       CISCO                             337       361        314

Operating profit (loss):
       DCBU and WESCO                      -         -          4
       Financial Services                (16)      (52)      (204)
       WCI                                 -        29         69
       Defense and Electronic            (11)      195        207
         Systems
       Knoll                               9        60        (61)
       Environmental Services           (100)      (56)       (17)
       CISCO                             (77)       (1)        12

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

As discussed previously, the Corporation intends to separate its media businesses from its industries and technology businesses through a tax-free dividend of the industries and technology businesses to shareholders. As currently contemplated, the media company will retain all debt obligations of the current Westinghouse as well as the $1.5 billion tax net operating loss carryforward. The industries and technology company will assume most of the unfunded pension obligation and other non-debt obligations generated by the Corporation's industrial businesses in earlier years. There can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan. See note 24(a) to the financial statements for a modification of the separation plan.

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

The 1996 consolidated financial statements have been restated as disclosed in note 24.

KPMG Peat Marwick LLP
Pittsburgh, Pennsylvania
January 29, 1997 except as to note 24, which is as of July 11, 1997.


REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF WESTINGHOUSE ELECTRIC CORPORATION

In our opinion, the accompanying consolidated financial statements appearing on pages 29 through 58 of this Annual Report on Form 10-K/A Amendment No. 1 present fairly, in all material respects, the financial position of Westinghouse Electric Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Corporation and its subsidiaries for any period subsequent to December 31, 1995.

The 1995 and 1994 consolidated financial statements have been restated as disclosed in note 24.

Price Waterhouse LLP
Pittsburgh, Pennsylvania
February 12, 1996 except for the restatements discussed in notes 1, 3, and 24, for which the dates are March 31, 1996, November 13, 1996, and July 11, 1997.

CONSOLIDATED STATEMENT OF INCOME (in millions except per-share amounts)

            YEAR ENDED DECEMBER 31                                            1996       1995        1994
            ----------------------                                          --------   --------    --------
            Service sales                                                   $  5,204   $  2,398    $  2,084
            Product sales                                                      3,401      3,150       3,041
                                                                            --------   --------    --------
                  Sales of services and products                               8,605      5,548       5,125
                                                                            --------   --------    --------
            Cost of services sold                                             (3,015)    (1,412)     (1,193)
            Cost of products sold                                             (2,853)    (2,434)     (2,279)
                                                                            --------   --------    --------
                   Costs of services and products sold                        (5,868)    (3,846)     (3,472)
                                                                            --------   --------    --------
            Restructuring, litigation and other matters
               (notes 1, 17 and 20)                                             (979)      (319)        (19)
            Marketing, administration and general expenses                    (2,406)    (1,323)     (1,273)
                                                                            --------   --------    --------
            Operating profit (loss)                                             (648)        60         361
                                                                            --------   --------    --------
            Other income and expenses, net (note 19)                             (86)       137        (285)
            Interest expense                                                    (456)      (236)       (134)
                                                                            --------   --------    --------
            Loss from Continuing Operations before income taxes
               and minority interest in income of consolidated                (1,190)       (39)        (58)
               subsidiaries
            Income tax benefit  (note 6)                                         423          6          30
            Minority interest in income of consolidated subsidiaries              (6)       (11)         (9)
                                                                            --------   --------    --------
            Loss from Continuing Operations                                     (773)       (44)        (37)
                                                                            --------   --------    --------
            Discontinued Operations, net of income taxes (notes 1 and 3):
              Income (loss) from operations                                      (57)       110          85
              Estimated gain (loss) on disposal of Discontinued Operations     1,018        (76)          -
                                                                            --------   --------    --------
            Income from Discontinued Operations                                  961         34          85
                                                                            --------   --------    --------
            Extraordinary item:
              Loss on early extinguishment of debt                               (93)         -           -
                                                                            --------   --------    --------
            Net income (loss)                                               $     95   $    (10)   $     48
                                                                            ========   =========   ========
            Earnings (loss) per common share (note 15):
              Continuing Operations                                         $  (1.74)  $   (.19)   $   (.23)
              Discontinued Operations                                           2.17        .08         .22
              Extraordinary item                                                (.21)         -           -
                                                                            --------   --------    --------
            Earnings (loss) per common share                                $    .22   $   (.11)   $   (.01)
                                                                            ========   ========    ========

            Cash dividends per common share                                 $    .20   $    .20    $    .20
                                                                            ========   ========    ========

The Notes to the Financial Statements are an integral part of these financial statements. Certain amounts have been restated as discussed in note 24.

CONSOLIDATED BALANCE SHEET (in millions)

            AT DECEMBER 31                                                           1996        1995
            --------------                                                         ---------   --------
            ASSETS:

              Cash and cash equivalents (note 1)                                   $    220    $    196
              Customer receivables (note 7)                                           1,561       1,431
              Inventories (note 8)                                                      783         730
              Uncompleted contracts costs over related billings (note 8)                686         542
              Program rights                                                            431         301
              Deferred income taxes (note 6)                                            817         587
              Prepaid and other current assets                                          289         257
                                                                                   --------    --------
              Total current assets                                                    4,787       4,044
              Plant and equipment, net (note 9)                                       1,866       1,908
              FCC licenses, net (note 10)                                             2,199       1,242
              Goodwill, net (note 10)                                                 8,776       5,244
              Other intangible and noncurrent assets (note 10)                        2,261       2,152
              Net assets of Discontinued Operations (note 3)                              -       1,950
                                                                                   --------    --------
            Total assets                                                           $ 19,889    $ 16,540
                                                                                   ========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY:

              Short-term debt (note 11)                                            $    497    $    306
              Current maturities of long-term debt (note 13)                              4         330
              Accounts payable                                                          887         796
              Uncompleted contracts billings over related costs (note 8)                334         318
              Other current liabilities (note 12)                                     2,578       2,112
                                                                                   --------    --------
              Total current liabilities                                               4,300       3,862
              Long-term debt (note 13)                                                5,149       7,226
              Pension liability (note 4)                                              1,069       1,426
              Other noncurrent liabilities (note 14)                                  3,619       2,573
                                                                                   --------    --------
            Total liabilities                                                        14,137      15,087
                                                                                   --------    --------
            Contingent liabilities and commitments (note 17)
            Minority interest in equity of consolidated subsidiaries                     10          11
            Shareholders' equity (note 15):
              Preferred stock, $1.00 par value (25 million shares authorized):
                Series C conversion preferred (4 million shares issued)                   4           4
              Common stock, $1.00 par value (1,100 million shares authorized,
                609 million and 426 million shares issued)                              609         426
              Capital in excess of par value                                          5,376       1,847
              Common stock held in treasury                                            (546)       (720)
              Minimum pension liability adjustment (note 4)                            (796)     (1,220)
              Cumulative foreign currency translation adjustments                        11         (11)
              Retained earnings                                                       1,084       1,116
                                                                                   --------    --------
            Total shareholders' equity                                                5,742       1,442
                                                                                   --------    --------
            Total liabilities and shareholders' equity                             $ 19,889    $ 16,540
                                                                                   ========    ========

The Notes to the Financial Statements are an integral part of these financial statements. Certain amounts have been restated as discussed in note 24.

CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)

                    YEAR ENDED DECEMBER 31                                          1996       1995      1994
                    ----------------------                                        ---------  --------  ---------
                    Cash flows from operating activities of Continuing
                    Operations:
                     Loss from Continuing Operations                              $    (773) $    (44) $     (37)
                     Adjustments to reconcile loss from Continuing Operations
                         to net cash provided (used) by operating activities:
                       Depreciation and amortization                                    405       193        180
                       Pension settlement loss                                            -         -        308
                       Noncash restructuring charges                                     65         6          -
                       Losses (gains) on asset dispositions                             135      (114)       (11)
                       Other noncash provisions                                        (149)      212          -
                       Changes in assets and liabilities, net of effects of
                          acquisitions and divestitures of businesses:
                        Receivables, current and noncurrent                              38       215       (173)
                        Inventories                                                     (62)       46        (31)
                        Progress payments net of costs on uncompleted contracts        (128)     (282)      (218)
                        Accounts payable                                                 61       109        132
                        Deferred and current income taxes                               168       (35)      (263)
                        Program rights                                                 (148)        -          -
                        Other assets and liabilities                                    338       150        161
                                                                                  ---------  --------  ---------
                    Cash provided (used) by operating activities of Continuing
                         Operations                                                     (50)      456         48
                                                                                  ---------  --------  ---------
                    Cash provided (used) by operating activities of Discontinued
                         Operations (note 3)                                           (401)      237       (102)
                                                                                  ---------  --------  ---------
                    Cash flows from investing activities:
                     Business acquisitions                                           (1,110)   (5,411)      (109)
                     Business divestitures                                            4,124       683      1,462
                     Liquidation of assets of Financial Services                         41       362        323
                     Asset fundings of Financial Services                                 -         -        (86)
                     Capital expenditures (note 21)                                    (206)     (290)      (259)
                     Asset liquidations of trust investments                             44       305          -
                     Other                                                                -        15         22
                                                                                  ---------  --------  ---------
                    Cash provided (used) by investing activities                      2,893    (4,336)     1,353
                                                                                  ---------  --------  ---------
                    Cash flows from financing activities:
                     Bank revolver borrowings                                        21,067     7,480      9,143
                     Bank revolver repayments                                       (18,122)   (8,294)   (11,079)
                     Net reduction in other short-term debt                            (403)     (416)      (599)
                     Repayments of long-term debt                                    (5,012)       (9)       (81)
                     Long-term borrowings                                                 -     5,009         16
                     Sale of equity securities                                            -         -        505
                     Treasury stock reissued                                            174        89         58
                     Debt issue costs                                                   (12)     (176)       (15)
                     Dividends paid                                                    (127)     (159)      (153)
                     Other                                                                -         1          2
                                                                                  ---------  --------  ---------
                    Cash provided (used) by financing activities                     (2,435)    3,525     (2,203)
                                                                                  ---------  --------  ---------
                    Increase (decrease) in cash and cash equivalents                      7      (118)      (904)
                    Cash and cash equivalents at beginning of period
                       (notes 1 and 3)                                                  226       344      1,248
                                                                                  ---------  --------  ---------
                    Cash and cash equivalents at end of period (notes 1 and 3)    $     233  $    226  $     344
                                                                                  =========  ========  =========
                    Supplemental disclosure of cash flow information:
                     Interest paid--Continuing Operations                         $     446  $    214  $     134
                     Interest paid--Discontinued Operations                              52       139        259
                                                                                  ----------  --------  ---------
                     Total interest paid                                          $     498  $    353  $     393
                                                                                  =========  ========  =========
                     Income taxes (refunded) paid                                 $     (34) $     61  $     123
                                                                                  =========  ========  =========

The Notes to the Financial Statements are an integral part of these financial statements and include descriptions of noncash transactions. Certain amounts have been restated as discussed in note 24.

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

There can be no assurance that the separation will occur or as to the related timing. Furthermore, if the separation does occur, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan. See note 24(a) to the financial statements for a modification of the separation plan.

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

Costs to obtain contracts are expensed as incurred. Estimates of costs to complete projects are reviewed periodically throughout the lives of the contracts as events occur and as uncertainties are resolved. When current contract estimates indicate a loss, provision is made for the entire loss, which is charged against operations in the period in which such loss is determined.

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

LEGAL COSTS

When estimating the amount of probable loss to be recognized in connection with litigation matters, the Corporation includes estimated external legal costs through the date of settlement. All other legal costs are recognized in the period in which they are incurred.

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

The estimated fair values of assets acquired and liabilities assumed are summarized in the table below:

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
 (in millions)

                                      INFINITY              CBS
                                  AT DEC. 31, 1996    AT NOV. 24, 1995
                                  ----------------    ----------------
Receivables                            $   180           $   643
Program rights                               -               301
Investments                                107               233
Assets held for sale                        70                 -
Plant and equipment                         39               777
Identifiable intangible assets:
         FCC licenses                      996               994
         Film library and other            277               162
Goodwill                                 3,630             4,794
Other assets                                31                25
Liabilities for talent,
program rights and similar contracts         -              (716)
Debt                                      (149)             (850)
Deferred income taxes                     (328)             (270)
Pension, postretirement and
    postemployment benefits                  -              (244)
Accrued restructuring costs                  -              (100)
Other liabilities                         (146)             (398)
                                       -------           -------
Total purchase price                   $ 4,707           $ 5,351
                                       =======           =======


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

PRO FORMA RESULTS (Unaudited, in millions except per-share amounts)

YEAR ENDED DECEMBER 31                  1996          1995
----------------------                  ----          ----
Sales                                 $ 9,356       $ 9,235
Interest expense                         (537)         (814)
Loss from Continuing Operations          (791)         (573)
Loss per common share--
     Continuing Operations              (1.24)        (1.01)

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

The assets and liabilities of Discontinued Operations have been separately classified on the balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS (in millions)

AT DECEMBER 31                               1996       1995
--------------------                       -------    ------
Assets:
Cash and cash equivalents                  $    13    $    30
Customer receivables                            90        512
Inventories                                     32        268
Uncompleted contracts costs
    over related billings                        -        192
Plant and equipment, net                        96        677
Portfolio investments                          845        901
Deferred income taxes (note 6)                   -        423
Other assets                                   342        955
                                           -------    -------
Total assets--Discontinued Operations        1,418      3,958
                                           -------    -------

Liabilities:
Accounts payable                                79        206
Uncompleted contracts billings
     over related costs                         10        125
Other current liabilities                       49        440
Short-term debt (note 11)                        5         84
Current maturities of long-term debt             2        265
(note 13)
Liability for estimated loss on disposal       672        212
Deferred income taxes (note 6)                 180          -
Postretirement benefits liability
(note 5)                                         -        108
Pension liability (note 4)                       -        398
Other noncurrent liabilities                     4         13
Long-term debt (note 13)                       417        157
                                           -------    -------
Total liabilities--Discontinued              1,418      2,008
                                           -------    -------
Operations
Net assets of Discontinued Operations      $     -    $ 1,950
                                           =======    =======

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

INVENTORIES

Inventories of Discontinued Operations consisted of the following:

INVENTORIES (in millions)

AT DECEMBER 31                      1996       1995
--------------                      ----       ----
Raw materials                      $   6     $   47
Work in process                        4        283
Finished goods                        16         38
                                   -----     ------
                                      26        368
Long-term contracts in process         2        269
Progress payments to                   3         53
subcontractors
Recoverable engineering and
     development costs                 5        214
                                   -----     ------
                                      36        904
Inventoried costs related to
contracts
     with progress billing terms      (4)      (636)
                                   -----     ------
Inventories                        $  32     $  268
                                   =====     ======

COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS
 (in millions)

AT DECEMBER 31                      1996       1995
--------------                      ----       ----
Costs included in inventories        $  -      $ 571
Progress billings on contracts          -       (379)
                                     ----      -----
Uncompleted contracts costs
     over related billings           $  -      $ 192
                                     ----      -----

Progress billings on contracts       $ 14      $ 190
Costs included in inventories          (4)       (65)
                                     ----      -----
Uncompleted contracts billings
     over related costs              $ 10      $ 125
                                     ====      =====

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

Leasing receivables consist of direct financing and leveraged leases. At December 31, 1996 and 1995, 84% related to aircraft and 16% related to co-generation facilities. The components of the Corporation's net investment in leases at December 31, 1996 and 1995 are as follows:

NET INVESTMENT IN LEASES (in millions)

AT DECEMBER 31                              1996      1995
--------------                              ----      ----
Rental payments receivable (net of
     principal and interest on
     nonrecourse loans)                   $  737    $  775
Estimated residual value of leased
assets                                       366       373
Unearned and deferred income                (303)     (328)
                                          ------    ------
Investment in leases (leasing                800       820
receivables)
Deferred taxes and deferred investment
     tax credits arising from leases        (575)     (584)
                                          ------    ------
Investment in leases, net                 $  225    $  236
                                          ======    ======

At December 31, 1996 and 1995, deferred investment tax credits totalled $21 million and $23 million, respectively. These deferred investment tax credits are amortized over the contractual terms of the respective leases.

Contractual maturities for the Corporation's leasing rental payments receivable at December 31, 1996 are as follows:

CONTRACTUAL MATURITIES FOR LEASING RENTAL PAYMENTS RECEIVABLE (in millions) AT DECEMBER 31, 1996
--------------------
                                YEAR OF MATURITY

                                                          AFTER
               TOTAL   1997   1998   1999   2000   2001   2001
               -----   ----   ----   ----   ----   ----   ----
    Leasing    $737    $43     $45    $44    $58   $63    $484

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

OPERATING RESULTS OF DISCONTINUED OPERATIONS - 1996 AND 1995 MEASUREMENT DATES (in millions)

                                                                                       DEFENSE &
                                                          ENVIRONMENTAL               ELECTRONIC
                                                 CISCO      SERVICES        WCI        SYSTEMS        KNOLL     TOTAL
                                                 -----      --------        ---        -------        -----     -----
 YEAR ENDED DECEMBER 31, 1996
 Sales of products and services                  $ 337      $ 237          $   -     $   262        $  90        $   926
 Loss before income taxes                          (77)      (101)             -         (19)         (59)          (256)
 Income tax benefit (expense)                        7         33              -           -           (4)            36
 Net loss prior to measurement date                (46)       (11)             -           -            -            (57)
 Operating losses after measurement date
 charged to liability for estimated loss
  on disposal                                      (24)       (57)             -         (19)         (63)          (163)

 YEAR ENDED DECEMBER 31, 1995
 Sales of products and services                  $ 361      $ 299          $ 108     $ 2,549        $ 621        $ 3,938
 Income (loss) before income taxes                  11        (52)            23         163           30            175
 Income tax benefit (expense)                       (4)        20             (8)        (57)         (16)           (65)
 Net income (loss) prior to measurement date         7        (32)            15         106           14            110

 YEAR ENDED DECEMBER 31, 1994
 Sales of products and services                  $ 314      $ 335          $ 248     $ 2,189        $ 562        $ 3,648
 Income (loss) before income taxes                  13        (20)            71         187          (84)           167
 Income tax benefit (expense)                       (6)         8            (26)        (68)          10            (82)
 Net income (loss) prior to measurement date         7        (12)            45         119          (74)            85

OPERATING RESULTS OF DISCONTINUED OPERATIONS--NOVEMBER 1992 MEASUREMENT DATE (in millions)

                                FINANCIAL     DCBU &
                                 SERVICES      WESCO      TOTAL
                                 --------      -----      -----
    YEAR ENDED DECEMBER 31, 1996
    Sales of products and           $   26      $         $   26
      services
    Net loss                           (16)         -        (16)

    YEAR ENDED DECEMBER 31, 1995
    Sales of products and           $   31      $   -     $   31
      services
    Net loss                           (52)         -        (52)

    YEAR ENDED DECEMBER 31, 1994
    Sales of products and           $   41      $ 319     $  360
      services
    Net income (loss)                 (204)         4       (200)


Operating cash flows from Discontinued Operations are presented separately from operating cash flows from Continuing Operations in the consolidated financial statements. Total operating cash flows from Discontinued Operations consist of the following:

CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS (in millions)

         YEAR ENDED DECEMBER 31      1996     1995        1994
         ----------------------      ----     ----        ----
    Financial Services             $    3    $  (81)    $ (187)
    DCBU and WESCO                      -         -       (170)
    WCI                                 -        18        113
    Knoll and Defense and
      Electronic Systems             (328)      306        167
    Environmental Services
      and CISCO                       (76)       (6)       (25)
                                   ------    ------     ------
    Cash provided (used) by
      operating activities         $ (401)   $  237     $ (102)
                                   ======    ======     ======

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

NET PERIODIC PENSION COST (in millions)

YEAR ENDED DECEMBER 31              1996     1995     1994
-------------------------------   -------  -------   ------
Service cost                      $   70   $   53    $   79
Interest cost on projected
      benefit obligation             371      391       404
Amortization of unrecognized
      net obligation                  25       35        36
Amortization of unrecognized
       prior service cost
       (benefit)                      (7)     (11)        6
Amortization of unrecognized
       net loss                      108       68       112
                                  ------   ------    ------
                                     567      536       637
                                  ------   ------    ------
Return on plan assets:
       Actual return on plan
       assets                       (437)    (584)      (18)
       Deferred gain (loss)           90      245      (385)
                                  ------   ------    ------
Recognized return on plan assets    (347)    (339)     (403)
                                  ------   ------    ------
Net periodic pension cost         $  220   $  197    $  234
                                  ======   ======    ======


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

SIGNIFICANT PENSION PLAN ASSUMPTIONS

                                    1996     1995      1994
                                  -------- --------  ------
Discount rate:
       Periodic pension cost         6.75%     8.5%     7.25%
       Pension benefit obligation    7.75%    6.75%      8.5%
Compensation increase rate              4%       4%        4%
Long-term rate of return
       on plan assets                 9.5%    9.75%     9.75%

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

The table on the following page sets forth the funded status of the defined benefit plans and amounts recognized in the Corporation's balance sheet at December 31, 1996 and 1995:

FUNDED STATUS - PENSION PLANS (in millions)
AT DECEMBER 31                                                      1996                                       1995
-------------------------------------------           ----------------------------------       -------------------------------------

                                                      ASSETS EXCEEDED    ACCUMULATED           ASSETS EXCEEDED       ACCUMULATED
                                                      ACCUMULATED        BENEFITS              EXCEEDED              BENEFITS
                                                      BENEFITS           EXCEEDED ASSETS       ACCUMULATED           EXCEEDED ASSETS
Actuarial present value of benefit obligation:
    Vested                                               $(693)              $(3,875)             $  (561)              $(4,944)
    Nonvested                                              (47)                 (265)                 (31)                 (328)
                                                         -----               -------              -------               -------
Accumulated benefit obligation                            (740)               (4,140)                (592)               (5,272)
Effect of projected future compensation levels            (116)                 (198)                (122)                 (261)
                                                         -----               -------              -------               -------
Projected benefit obligation for service rendered
  to date                                                 (856)               (4,338)                (714)               (5,533)
Plan assets at fair value                                  879                 3,051                  730                 3,407
                                                         -----               -------              -------               -------
Projected benefit obligation in excess of plan assets       23                (1,287)                  16                (2,126)
Unrecognized net (gain) loss                                (1)                1,402                   25                 2,120
Prior service cost (benefit) not yet recognized in
  net periodic pension cost                                  9                   (86)                   -                   (95)
Unrecognized net (asset) obligation                        (11)                  128                    -                   161
                                                         -----               -------              -------               -------
Prepaid pension cost                                        20                   157                   41                    60
Minimum pension liability                                    -                (1,246)                   -                (1,925)
                                                         -----               -------              -------               -------
Pension asset (liability) included in consolidated
  balance sheet                                          $  20               $(1,089)             $    41               $(1,865)
                                                         =====               =======              =======               =======

At December 31, 1996 and 1995, included in the balance sheet of Continuing and Discontinued Operations are the following pension assets and liabilities:

BALANCE SHEET STATUS (in millions)

AT DECEMBER 31                  1996                       1995
--------------          ---------------------     ----------------------
                           NET                       NET
                         PENSION    INTANGIBLE     PENSION    INTANGIBLE
                        LIABILITY      ASSET      LIABILITY      ASSET
Continuing Operations     $(1,069)     $ 40       $(1,426)       $63
Discontinued Operations         -         -          (398)         3
                          -------      ----       -------        ---
Total                     $(1,069)     $ 40       $(1,824)       $66
                          =======      ====       =======        ===

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

At December 31, 1996, a minimum pension liability of $1,246 million was recognized for the sum of the unfunded amount of $1,089 million plus the prepaid pension cost of $157 million. An intangible asset of $40 million and a charge to shareholders' equity of $1,206 million, which was reduced to $796 million due to deferred tax effects of $410 million, offset the pension liability. As a result of the year-end 1996 remeasurement, shareholders' equity was increased by $424 million from December 31, 1995.

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

NOTE 5: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, AND POSTEMPLOYMENT
BENEFITS

The Corporation has postretirement plans that provide defined medical, dental and life insurance benefits for eligible retirees and dependents.

The components of net periodic postretirement benefit cost follow:

NET PERIODIC POSTRETIREMENT BENEFIT COST (in millions)

     YEAR ENDED DECEMBER 31       1996      1995      1994
-------------------------------  ------    ------    -----
Service cost                     $   11    $   13    $   20
Interest cost on accumulated
 postretirement benefit
 obligation                          97       100        93
Amortization of unrecognized
 net (gain) loss                      4        (4)        4
Recognized return on plan
 assets                              (5)       (1)       (1)
                                 ------    ------    ------
Net periodic postretirement
 benefit cost                    $  107    $  108    $  116
                                 ======    ======    ======

The assumptions used to develop the net periodic postretirement benefit cost and the present value of benefit obligations are shown below:

SIGNIFICANT POSTRETIREMENT BENEFIT PLAN ASSUMPTIONS

     AT DECEMBER 31                 1996      1995     1994
----------------------------        ----      ----     ----
Discount rate                       7.75%     6.75%     8.5%
Health care cost trend rates          10%*    10.5%*     11%*
Compensation increase rate             4%        4%       4%
Long-term rate of return
 on plan assets                        7%        7%       7%

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

The funded status and amounts recognized in the Corporation's balance sheet at December 31, 1996 and 1995 were as follows:

FUNDED STATUS--POSTRETIREMENT BENEFITS (in millions)

          AT DECEMBER 31                  1996        1995
----------------------------------      --------    ------
Accumulated postretirement
 benefit obligation:
 Retirees                               $ (1,099)   $ (1,215)
 Fully eligible, active plan
   participants                              (61)        (40)
 Other active plan participants             (245)       (352)
                                        --------    --------
Total accumulated postretirement
   benefit obligation                     (1,405)     (1,607)
Unrecognized net loss                        152         257
Unrecognized prior service benefit           (33)        (45)
Plan assets at fair value                     68          72
                                        --------    --------
Accrued postretirement benefit cost     $ (1,218)   $ (1,323)
                                        ========    ========

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

NOTE 6: INCOME TAXES

Income tax expense (benefit) included in the consolidated financial statements follows:

COMPONENTS OF CONSOLIDATED INCOME TAX EXPENSE (BENEFIT) (in millions)

     YEAR ENDED DECEMBER 31         1996     1995    1994
-------------------------------    ------   ------  ------
Continuing Operations             $ (423)   $  (6)  $ (30)
Discontinued Operations              925       34      82
Extraordinary item                   (60)       -       -
                                  ------    -----   -----
Income tax expense                $  442    $  28   $  52
                                  ======    =====   =====

INCOME TAX EXPENSE (BENEFIT) FROM CONTINUING OPERATIONS (in millions)

     YEAR ENDED DECEMBER 31          1996    1995    1994
-------------------------------    -------  ------  -----
Current:
 Federal                           $ (653)  $   2   $ (77)
 State                               (116)      1       6
 Foreign                               32      22      28
                                   ------   -----   -----
Total current income tax
 expense (benefit)                   (737)     25     (43)
                                   ------   -----   -----
Deferred:
 Federal                              304     (43)     38
 State                                 10      (4)    (13)
 Foreign                                -      16     (12)
                                   ------   -----   -----
Total deferred income tax
 expense (benefit)                    314     (31)     13
                                   ------   -----   -----
Income tax benefit                 $ (423)  $  (6)  $ (30)
                                   ======   =====   =====

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT) (in millions)

     YEAR ENDED DECEMBER 31         1996     1995    1994
-------------------------------    ------   ------  -----
Current:
 Federal                           $   88   $  18   $  18
 State                                 52       7      24
 Foreign                               27      27      28
                                   ------   -----   -----
Total current income tax expense      167      52      70
                                   ------   -----   -----
Deferred:
 Federal                              269     (34)     12
 State                                 (2)     (5)    (16)
 Foreign                                8      15     (14)
                                   ------   -----   -----
Total deferred income tax
 expense (benefit)                    275     (24)    (18)
                                   ------   -----   -----
Income tax expense                 $  442   $  28   $  52
                                   ======   =====   =====

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

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to significant portions of deferred income tax liabilities or assets are shown in the following table:

CONSOLIDATED DEFERRED INCOME TAXES BY SOURCE
(in millions)

            AT DECEMBER 31                    1996      1995
--------------------------------------     ---------  ---------
Deferred tax assets:
 Provision for expenses and losses         $   1,352   $  1,133
 Long-term contracts in process                   38         84
 Minimum pension liabilities                     360        474
 Operating losses and carryforwards              796      1,405
 Postretirement and postemployment
   benefits                                      450        590
 Other                                           276        170
                                           ---------   --------
Total deferred tax assets                      3,272      3,856
Valuation allowance                              (52)       (98)
                                           ---------   --------
Net deferred tax asset                         3,220      3,758
                                           ---------   --------
Deferred tax liabilities:
 Accelerated depreciation and
   amortization                                 (992)      (814)
 Leasing activities                             (575)      (584)
 Other                                          (242)      (129)
                                           ---------   --------
Total deferred tax liabilities                (1,809)    (1,527)
                                           ---------   --------
Deferred income taxes, net asset           $   1,411   $  2,231
                                           =========   ========

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

INCOME TAX EXPENSE (BENEFIT) FROM CONTINUING OPERATIONS (in millions)

     YEAR ENDED DECEMBER 31          1996     1995      1994
-------------------------------    -------   ------    -----
Federal income tax benefit
  at statutory rate                $ (417)   $ (14)    $ (20)
Increase (decrease) in tax
 resulting from:
  Income taxes of prior years           -       11         6
  Amortization of goodwill             46        9         6
  Interest on prior years'
   federal income tax, net of
   federal effect                       -        -       (12)
  State income tax, net of
   federal effect                     (69)      (2)       (5)
  Lower tax rate on income of
   foreign sales corporations          (9)      (3)       (5)
  Lower tax rate on net income
   of Puerto Rican operations         (17)     (17)      (14)
  Gain on sale of stock of
   subsidiary and affiliate             -       12         -
  Valuation allowance for
   deferred taxes                     (14)      (2)       (4)
  Loss of foreign tax credit            3        3         8
  Foreign rate differential           (12)     (10)       (8)
  Nondeductible expenses                8        6         6
  Dividends from foreign
   investments                          8        2         7
  Other differences, net               50       (1)        5
                                   ------    -----     -----
Income tax benefit
 from Continuing Operations        $ (423)   $  (6)    $ (30)
                                   ======    =====     =====

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

NOTE 8: INVENTORIES AND COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

INVENTORIES (in millions)

          AT DECEMBER 31                 1996        1995
----------------------------------     --------    ------
Raw materials                          $    127    $    85
Work in process                             493        467
Finished goods                              125        123
                                       --------    -------
                                            745        675
Long-term contracts in process              986        838
Progress payments to subcontractors          45         21
Recoverable engineering and
 development costs                           68         52
                                       --------    -------
                                          1,844      1,586
Inventoried costs related to
 contracts with progress
 billing terms                           (1,061)      (856)
                                       --------    -------
Inventories                            $    783    $   730
                                       ========    =======

COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS (in millions)

       AT DECEMBER 31                    1996        1995
---------------------------            -------     ------
Costs included in inventories          $  841      $  729
Progress billings on contracts           (155)       (187)
                                       ------      ------
Uncompleted contracts costs
 over related billings                 $  686      $  542
                                       ======      ======

Progress billings on contracts         $  554      $  445
Costs included in inventories            (220)       (127)
                                       ------      ------
Uncompleted contracts billings
 over related costs                    $  334      $  318
                                       ======      ======

Raw materials, work in process, and finished goods included contract-related costs of $525 million at December 31, 1996 and $415 million at December 31, 1995. Substantially all costs in long-term contracts in process, progress payments to subcontractors, and recoverable engineering and development costs were contract-related.

Inventories other than those related to long-term contracts are generally realized within one year. Inventoried costs do not exceed realizable values.

NOTE 9: PLANT AND EQUIPMENT

PLANT AND EQUIPMENT (in millions)

         AT DECEMBER 31                   1996          1995
-----------------------------------     ---------     ---------
Land and buildings                      $  1,068       $    929
Machinery and equipment                    2,391          2,398
Construction in progress                     146            165
                                        --------       --------
Plant and equipment, at cost               3,605          3,492
Accumulated depreciation                  (1,739)        (1,584)
                                        --------       --------
Plant and equipment, net                $  1,866       $  1,908
                                        ========       ========

For the years ended December 31, 1996, 1995, and 1994, depreciation expense totalled $225 million, $159 million, and $161 million, respectively. Of these amounts, $160 million, $113 million, and $115 million, respectively, were included in costs of products and services, and $65 million, $46 million, and $46 million, respectively, were included in marketing, administration and general expenses.

NOTE 10: OTHER INTANGIBLE AND NONCURRENT ASSETS

OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

          AT DECEMBER 31                  1996           1995
----------------------------------      -------        ------
Deferred income taxes (note 6)          $   774        $ 1,221
Other intangible assets                     425            152
Intangible pension asset (note 4)            40             63
Deferred charges                             39            231
Joint ventures and other affiliates         232             68
Noncurrent receivables                      384            161
Program rights                              142             21
Other                                       225            235
                                        -------        -------
Other intangible and noncurrent assets  $ 2,261        $ 2,152
                                        =======        =======

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

There are no compensating balance requirements under this facility.

SHORT-TERM DEBT (in millions)

                     AT DECEMBER 31           DURING THE YEAR
                   ------------------  ------------------------------
                                         MAX.       AVG.     WEIGHTED
                              COMPO-     OUT-       OUT-       AVG.
1996               BALANCE  SITE RATE  STANDING   STANDING     RATE
Credit facility     $295      7.6%       $440       $ 264      6.5%
Short-term foreign
   bank loans         76      4.5%        119          51      5.5%
Other                131      7.4%        253          72      6.3%
                    ----
Total short-term
   debt              502
Short-term debt--
   Discontinued
   Operations         (5)
                    ----
Short-term debt--
   Continuing
   Operations       $497
                    ====
1995

Credit facility     $263      7.2%     $1,039       $ 809      6.8%
Short-term foreign
   bank loans         17      6.8%        100          75      5.8%
Other                110      7.1%        183          42      6.0%
                    ----
Total short-term
   debt              390
Short-term debt--
   Discontinued
   Operations        (84)
                    ----
Short-term debt--
   Continuing
   Operations       $306
                    ====

Average outstanding borrowings for Continuing Operations were determined based on daily amounts outstanding for the credit facilities and on monthly balances outstanding for short-term foreign bank loans.

NOTE 12: OTHER CURRENT LIABILITIES

OTHER CURRENT LIABILITIES (in millions)

AT DECEMBER 31                              1996      1995
------------------                          ----      ----
Accrued employee compensation          $    248     $    241
Income taxes currently payable              189          176
Liabilities for talent and program
  rights                                    308          254
Accrued product warranty                     59           57
Accrued restructuring costs                 184          150
Liability for business dispositions          79           93
Accrued interest and insurance              210          202
Accrued expenses                            875          800
Environmental liabilities                    62           47
Other                                       364           92
                                       --------     --------
Other Current Liabilities              $  2,578     $  2,112
                                       ========     ========

NOTE 13: LONG-TERM DEBT

LONG-TERM DEBT (in millions)

AT DECEMBER 31                         1996       1995
-------------------                  --------   ------
Term Loans I & II                    $     -    $ 5,000
Revolver (note 11)                     3,050          -
 8-3/8% notes due 2002                   348        348
 7-7/8% debentures due 2023              325        325
 7-3/4% notes due 1996                     -        300
 6-7/8% notes due 2003                   275        275
 8-5/8% debentures due 2012              273        273
 8-7/8% notes due 2001                   250        250
 8-7/8% notes due 2014                   150        150
 7-5/8% notes due 2002                   150        150
10-3/8% debentures due 2002              149          -
 7-3/4% notes due 1999                   125        125
 7-1/8% notes due 2023                    97         97
 8-7/8% debentures due 2022               92         92
Medium-term notes due through 2001       234        436
Other                                     54        157
                                     -------    -------
                                       5,572      7,978
Current maturities--Continuing
  Operations                              (4)      (330)
Current maturities--Discontinued
  Operations                              (2)      (265)
                                     -------    -------
Total long-term debt                   5,566      7,383
                                     -------    -------
Long-term debt--Discontinued
  Operations                            (417)      (157)
                                     -------    -------
Long-term debt--Continuing
  Operations                         $ 5,149    $ 7,226
                                     =======    =======


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

The CBS 8 7/8% debentures due 2022 may be redeemed after June 1, 2002 at specified redemption prices. Except for these debentures, the revolver borrowings, and the $149 million of debentures assumed in connection with the acquisition of Infinity, the remaining long-term debt outstanding at December 31, 1996 may not be redeemed prior to maturity.

To manage interest costs on its debt, the Corporation has entered into various types of interest rate exchange agreements. A summary of the notional amounts and maturity characteristics of the agreements outstanding at December 31, 1996 and 1995 is presented in the table below:

CONTRACTUAL MATURITIES OF INTEREST RATE SWAPS
(in millions)

                                   YEAR OF MATURITY
FIXED RATE SWAPS
(PAY FIXED)           TOTAL    1996    1997    1998    1999     2000
                      -----    -----   ----    -----   -----    ----
Notional amount
  at Dec. 31, 1996    $   130       -     -    $  50   $  55    $ 25
Weighted average
  fixed rate paid        8.91%      -     -     8.73%   8.86%   9.36%
Notional amount
  at Dec. 31, 1995    $ 3,208  $3,078     -    $  50   $  55    $ 25
Weighted average
  fixed rate paid        5.68%   5.54%    -     8.73%   8.86%   9.36%

For Discontinued Operations, an interest rate swap with a notional amount of $74 million at December 31, 1995 matured in February 1996.

The Corporation has a shelf registration for debt securities with an unused amount of $400 million as of December 31, 1996.

The scheduled maturities of long-term debt outstanding at December 31, 1996 for each of the next five years are as follows:

SCHEDULED MATURITIES OF LONG-TERM DEBT (in millions)

AT DECEMBER 31, 1996               YEAR OF MATURITY
--------------------        1997   1998   1999   2000   2001
                           ------  -----  -----  -----  ----
Continuing Operations      $  4   $   59  $ 314    $ 1  $2,958
Discontinued Operations       2       96     45     11     264
                            ---   ------  -----  -----  ------
Total long-term debt       $  6   $  155  $ 359    $12  $3,222
                           ====   ======  =====  =====  ======

NOTE 14: OTHER NONCURRENT LIABILITIES

OTHER NONCURRENT LIABILITIES (in millions)

           AT DECEMBER 31               1996         1995
-----------------------------------   -------      ------
Postretirement benefits (note 5)      $ 1,218      $ 1,215
Postemployment benefits (note 5)           67           79
Accrued restructuring costs                94            8
Liability for business dispositions        87           19
Liabilities for talent and program
  rights                                   51           47
Accrued expenses                        1,112          661
Environmental liabilities                 404          237
Other                                     586          307
                                      -------      -------
Other noncurrent liabilities          $ 3,619      $ 2,573
                                      =======      =======


NOTE 15: SHAREHOLDERS' EQUITY

SHAREHOLDERS' EQUITY (in millions)

                                    1996      1995       1994
                                  --------  --------   ------
    Preferred stock:
    Balance at January 1          $      4  $     12   $      8
    Series B preferred shares
      converted                          -        (8)         -
    Series C preferred shares
      issued                             -         -          4
                                  --------  --------   --------
    Balance at December 31        $      4  $      4   $     12
                                  --------  --------   --------
    Common stock:
    Balance at January 1          $    426  $    393   $    393
    Shares issued                      183        33          -
                                  --------  --------   --------
    Balance at December 31        $    609  $    426   $    393
                                  --------  --------   --------
    Capital in excess of par
      value:
    Balance at January 1          $  1,847  $  1,931   $  1,475
    Series B preferred shares
      converted                          -       (25)         -
    Series C preferred shares
      issued                             -         -        501
    Shares issued under various
      compensation and benefit
      plans                            (41)      (55)       (38)
    Shares issued under dividend
      reinvestment plan                 (3)       (4)        (7)
    Shares issued under Infinity
      merger agreement               3,573         -          -
                                  --------  --------   --------
    Balance at December 31        $  5,376  $  1,847   $  1,931
                                  --------  --------   --------
    Common stock held in
    treasury:
    Balance at January 1          $   (720) $   (870)  $   (972)
    Shares issued under various
      compensation and benefit
      plans                            161       139         87
    Shares issued under dividend
      reinvestment plan                 13        11         15
                                  --------  --------   --------
    Balance at December 31        $   (546) $   (720)  $   (870)
                                  --------  --------   --------
    Minimum pension liability:
    Balance at January 1          $ (1,220) $   (962)  $ (1,215)
    Pension liability
      adjustments, net of
      deferred taxes (note 4)          424      (258)       253
                                  --------  --------   --------
    Balance at December 31        $   (796) $ (1,220)  $   (962)
                                  --------  --------   --------
    Cumulative foreign currency
      translation adjustments:
    Balance at January 1          $    (11) $    (15)  $    (28)
    Currency translation
      activity                          22         4         13
                                  --------  --------   --------
    Balance at December 31        $     11  $    (11)  $    (15)
                                  --------  --------   --------
    Retained earnings:
    Balance at January 1          $  1,116  $  1,285   $  1,390
    Net income                          95       (10)        48
    Dividends paid                    (127)     (159)      (153)
                                  --------  --------   --------
    Balance at December 31        $  1,084  $  1,116   $  1,285
                                  --------  --------   --------
    Shareholders' equity          $  5,742  $  1,442   $  1,774
                                  ========  ========   ========

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

COMMON SHARES (shares in thousands)

                                              IN
                                   ISSUED   TREASURY   OUTSTANDING
Balance at January 1, 1994         393,080   40,904      352,176
Shares issued for dividend
       reinvestment plan                 -     (621)         621
Shares issued for employee plans         -   (3,975)       3,975
Other                                    -      (20)          20
                                   -------   ------      -------
Balance at December 31, 1994       393,080   36,288      356,792
                                   -------   ------      -------
Shares issued for dividend
       reinvestment plan                 -     (450)         450
Shares issued for employee plans         -   (5,886)       5,886
Shares issued for conversion of
       Series B Preferred           32,890        -       32,890
                                   -------   ------      -------
Balance at December 31, 1995       425,970   29,952      396,018
                                   -------   ------      -------
Shares issued for dividend
       reinvestment plan                 -   (1,071)       1,071
Shares issued for employee plans         -   (6,254)       6,254
Shares issued under Infinity
       merger agreement            183,002        -      183,002
                                   -------   ------      -------
Balance at December 31, 1996       608,972   22,627      586,345
                                   =======   ======      =======

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

Consistent with prevalent practice at the time of issuance, the Series C Preferred were considered outstanding common stock at a rate of ten Series C Preferred to one common share for the computation of earnings per share. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's 1996, 1995 and 1994 per-share results would have been $.12, $(.24), and $(.10), respectively.

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

STOCK OPTION INFORMATION (shares in thousands)

                                            1996                                1995                                1994
                                ----------------------------        ---------------------------        ----------------------------
                                 SHARES          WEIGHTED                           WEIGHTED                           WEIGHTED
                                                  AVERAGE           SHARES           AVERAGE           SHARES           AVERAGE
                                              EXERCISE PRICE                     EXERCISE PRICE                     EXERCISE SHARES
Balance at January 1               28,384           $ 17.41           20,504           $ 18.66           16,082           $ 20.70
Options granted                    10,990             19.09            8,945             14.17            5,079             11.89
Options exercised                  (1,728)            13.22             (481)            11.75              (24)            10.40
Options forfeited                  (1,750)            15.93             (584)            16.15             (633)            16.59
Options expired                      (306)            27.41                -                -                 -                -
Awards assumed (Infinity)          22,226              5.18                -                -                 -                -
                                 --------           -------         --------           ------          --------           -------
Balance at December 31             57,816           $ 13.15           28,384           $ 17.41           20,504           $ 18.66
                                 ========           -------         ========           -------         ========           -------
Exercisable at December 31         41,251           $ 12.07           18,456           $ 18.92                -                -

                                                    1996                                                1995
                                 ------------------------------------------          ------------------------------------------
                                 WEIGHTED AVERAGE          WEIGHTED AVERAGE          WEIGHTED AVERAGE          WEIGHTED AVERAGE
                                    FAIR VALUE              EXERCISE PRICE              FAIR VALUE              EXERCISE PRICE
Options granted:
     Exercise price equaled
         grant date stock price          $ 7.41                   $ 18.86                    $ 5.95                    $ 14.31
     Exercise price exceeded
         grant date stock price            5.92                     20.74                      4.81                      18.67

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1996 (shares in thousands)

                                                                      WEIGHTED AVERAGE
                                                                         REMAINING                               WEIGHTED AVERAGE
                                 OPTIONS AT       WEIGHTED AVERAGE    CONTRACTUAL LIFE      EXERCISABLE AT      EXERCISE PRICE OF
 RANGE OF EXERCISES PRICES   DECEMBER 31, 1996     EXERCISE PRICE        (IN YEARS)       DECEMBER 31, 1996        EXERCISABLE
               $.0002- 4.99            12,158             $  0.74                3.2               11,523               $  0.66
                    5- 9.99             5,823                7.01                7.5                3,519                  7.05
                   10-14.99            10,505               13.19                8.0                8,864                 13.09
                   15-19.99            22,572               17.13                7.8               11,901                 16.11
                   20-29.99             5,559               25.84                5.0                4,245                 27.42
                   30-36.53             1,199               34.60                2.3                1,199                 34.60
                                     --------                                                    --------
                      TOTAL            57,816                                                      41,251
                                     ========                                                    ========

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

Had compensation cost for these plans been determined under the provisions of SFAS 123, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts:

RESULTS OF OPERATIONS

                                1996                       1995
                       ----------------------     ----------------------

                       AS REPORTED  PRO FORMA     AS REPORTED  PRO FORMA
Net income (loss)
    (in millions)        $95          $57            $(10)        $(29)
Earnings (loss)
  per common share       .22          .13            (.11)        (.15)

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

HEDGING ACTIVITIES

The following is a schedule of the Corporation's foreign currency contracts, their maturity and the unrealized gain (loss) on those contracts as of December 31, 1996. These contracts are entered into with high credit quality financial institutions at customary terms.

                                                     UNREALIZED
                              MATURES     MATURES       GAIN
   CURRENCY        TOTAL      IN 1997     IN 1998      (LOSS)
   --------        -----      -------     -------      ------
               (IN USD EQUIVALENT, IN MILLIONS)
FORWARDS
--------
Saudi Riyal        $  76       $  55       $  21       $   -
Japanese Yen          24          19           5          (1)
Belgian Franc         17          17           -           -
British Pound         17          17           -          (2)
Canadian Dollar        6           6           -           -
Other                  9           9           -           -
                 -------     ---------   -------     -------
                     149         123          26          (3)
OPTIONS
Average Rate
Basket Option         22          22           -           -
                 -------     -------     -------     -------
TOTAL              $ 171       $ 145       $  26       $  (3)
                 =======     =======     =======     =======

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

MINIMUM RENTAL PAYMENTS - CONTINUING OPERATIONS
(in millions)

                                            GUARANTEED
                           LEASE            MINIMUM FRANCHISE
AT DECEMBER 31, 1996       OBLIGATIONS      PAYMENTS
--------------------       -----------      -----------------
1997                          $ 95          $ 120
1998                            76            106
1999                            68             97
2000                            69             59
2001                            53             17
Subsequent years               189             10
                              ----          -----
Minimum rental payments       $550          $ 409
                              ====          =====

NOTE 19: OTHER INCOME AND EXPENSES, NET

OTHER INCOME AND EXPENSES, NET (in millions)
     YEAR ENDED DECEMBER 31         1996     1995       1994
--------------------------------  -------   ------    ------
Interest on securities            $    9    $   11    $   12
Miscellaneous interest income         33         7         4
Gain (loss) on disposition
      of other assets               (135)      121        28
Operating results--
      non-consolidated affiliates      9         3        (2)
Foreign currency transaction and
      high-inflation
      translation effect             (13)       (8)       (6)
Estimated loss on disposition
      of non-strategic businesses      -        (7)      (17)
Pension settlement loss (note 4)       -         -      (308)
Other                                 11        10         4
                                  ------    ------    ------
Other income and expenses, net    $  (86)   $  137    $ (285)
                                  ======    ======    ======

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

RESTRUCTURING, LITIGATION AND OTHER MATTERS
 (in millions)

     YEAR ENDED DECEMBER 31        1996      1995      1994
-------------------------------   ------     ----      ----
Restructuring                     $  273     $  83     $ 19
Litigation matters                   486       236        -
Impairment of assets                  15         -        -
Environmental remediation
      activities                     175         -        -
Other                                 30         -        -
                                  ------     -----     ----
Total                             $  979     $ 319     $ 19
                                  ======     =====     ====

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

A summary of restructuring charges by business segment follows:

RESTRUCTURING COSTS BY SEGMENT (in millions)

     YEAR ENDED DECEMBER 31           1996    1995     1994
-------------------------------      ------  ------    -----
Media                                $ 41     $  -      $ (2)
Power Systems                         181       44        21
Thermo King                             6        -         -
Government Operations                   8        -         -
Corporate & Other                      37       39         -
                                     ----     ----      ----
Total                                $273     $ 83      $ 19
                                     ====     ====      ====

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

Based on the Corporation's current estimates, summarized below are the restructuring costs for Continuing Operations:

RESTRUCTURING COSTS BY CATEGORY OF EXPENDITURE
 (dollars in millions)

     YEAR ENDED DECEMBER 31         1996     1995     1994
-------------------------------    ------   ------   ------
Number of employee separations      2,617    1,071      490
                                  -------  -------   ------
Employee separation costs         $   191  $    77   $   37
Pension and postretirement
      curtailment costs                14        -        -
Asset writedowns                       37        3        -
Facility closure/
      rationalization costs            37        3        -
Adjustments of prior plans             (6)       -      (18)
                                  -------  -------   ------
Total charge to operations        $   273  $    83   $   19
                                  =======  =======   ======

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

The following is a reconciliation of the restructuring liability for Continuing
Operations:

RECONCILIATION OF RESTRUCTURING LIABILITY (in millions)

Balance at January 1, 1994                           $  211
Provision for restructuring                              19
Cash expenditures                                      (129)
Noncash expenditures                                    (20)
                                                     ------
Balance at December 31, 1994                             81
                                                     ------
Provision for restructuring                              83
CBS acquisition plan                                    100
Cash expenditures                                      (101)
Noncash expenditures                                     (5)
                                                     ------
Balance at December 31, 1995                            158
                                                     ------
Provision for restructuring                             273
Cash expenditures                                      (104)
Noncash expenditures                                    (49)
                                                     ------
Balance at December 31, 1996                         $  278
                                                     ======

Of the $278 million of restructuring costs accrued at December 31, 1996, $206 million was for employee severance costs associated with involuntary separations, $50 million was for contractual lease obligations and other facility closure costs, and $22 million was for unfavorable purchase commitments. The accrued restructuring costs in the table above include $100 million at December 31, 1995 and $75 million at December 31, 1996, for the CBS acquisition plan.

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

Segment operating profit for 1996, 1995, and 1994 included special charges consisting of costs for restructuring, litigation, and other matters (see note 20 to the financial statements) as follows:

SPECIAL CHARGES INCLUDED IN SEGMENT OPERATING PROFIT
 (in millions)

     YEAR ENDED DECEMBER 31          1996     1995      1994
-------------------------------    -------  -------    ------
Media                              $    41    $   -     $ (2)
                                   -------    -----     ----
Industries & Technology:
      Power Systems                    486      280       21
      Thermo King                        6        -        -
      Government Operations              8        -        -
                                   -------    -----     ----
Total Industries & Technology          500      280       21
Corporate & Other                      438       39        -
                                   -------    -----     ----
Total                              $   979    $ 319     $ 19
                                   =======    =====     ====

SALES OF PRODUCTS AND SERVICES AND OPERATING PROFIT BY SEGMENT (in millions)

                                          SALES OF PRODUCTS AND SERVICES                    OPERATING PROFIT (LOSS)
                                      ---------------------------------------      --------------------------------------
     YEAR ENDED DECEMBER 31              1996           1995           1994           1996           1995          1994
-------------------------------       ---------      ---------      ---------      ---------      ---------      --------
Media                                  $ 4,145        $ 1,016        $   650         $ 310          $ 212           $ 197
                                       -------        -------        -------         -----          -----           -----
Industries & Technology:
      Power Systems                      3,234          2,949          2,845          (467)          (248)            117
      Thermo King                        1,013          1,065            877           180            176             135
      Government Operations                121            155            133            63             81              77
                                       -------        -------        -------         -----          -----           -----
Total Industries & Technology            4,368          4,169          3,855          (224)             9             329
Corporate & Other                          133            393            674          (734)          (161)           (165)
Intersegment Sales                         (41)           (30)           (54)            -              -               -
                                       -------        -------        -------         -----          -----           -----
Total                                  $ 8,605        $ 5,548        $ 5,125         $(648)         $  60           $ 361
                                       =======        =======        =======         =====          =====           =====


OTHER SEGMENT FINANCIAL INFORMATION (in millions)

                                      IDENTIFIABLE ASSETS       DEPRECIATION AND AMORTIZATION        CAPITAL EXPENDITURES
AT OR FOR THE YEAR ENDED          --------------------------    -----------------------------     ---------------------------
      DECEMBER 31                 1996      1995        1994      1996      1995      1994        1996       1995        1994
---------------------------------------------------------------------------------------------------------------------------------
Media                            $14,194    $ 8,889    $   794      $ 277     $  57     $  31       $  93      $  32       $  35
                                 -------    -------    -------      -----     -----     -----       -----      -----       -----
Industries & Technology:
      Power Systems                2,596      2,558      2,397         93        93        95          72        101          87
      Thermo King                    400        381        354         15        15        13          20         23          19
      Government Operations           60         99         83          3         1         2           2          2           2
                                 -------    -------    -------      -----     -----     -----       -----      -----       -----
Total Industries & Technology      3,056      3,038      2,834        111       109       110          94        126         108
Corporate & Other                  2,639      2,663      3,001         17        27        39           1         21          21
                                 -------    -------    -------      -----     -----     -----       -----      -----       -----
Total Continuing Operations       19,889     14,590      6,629        405       193       180         188        179         164
Discontinued Operations            1,418      3,958      5,168         71       124       140          18        111          95
                                 -------    -------    -------      -----     -----     -----       -----      -----       -----
Total                            $21,307    $18,548    $11,797      $ 476     $ 317     $ 320       $ 206      $ 290       $ 259
                                 =======    =======    =======      =====     =====     =====       =====      =====       =====


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

The following table reflects selected financial information based on the geographic area where the sale originated:

FINANCIAL INFORMATION BY GEOGRAPHIC AREA (in millions)

AT OR FOR THE YEAR ENDED DECEMBER 31        1996       1995      1994
------------------------------------     ---------   --------  --------
Sales of products and services
      from Continuing Operations:
    U.S.                                  $  7,689   $  4,634   $ 4,327
    Outside the U.S.                           916        914       798
                                          --------   --------   -------
Sales of products and services            $  8,605   $  5,548   $ 5,125
                                          --------   --------   -------
Operating profit (loss) from
      Continuing Operations:
    U.S.                                  $   (748)  $    (56)  $   310
    Outside the U.S.                           100        116        51
                                          --------   --------   -------
Operating profit (loss)                   $   (648)  $     60   $   361
                                          --------   --------   -------
Segment identifiable assets of
      Continuing Operations:
    U.S.                                  $ 18,816   $ 13,877   $ 5,506
    Outside the U.S.                         1,073        713     1,123
                                          --------   --------   -------
Segment identifiable assets               $ 19,889   $ 14,590   $ 6,629
                                          ========   ========   =======

The Corporation sells products manufactured domestically to customers throughout the world using domestic divisions and subsidiaries doing business primarily outside the United States. Generally, products manufactured outside the United States are sold outside the United States.

SALES OF PRODUCTS AND SERVICES SOLD OUTSIDE THE U.S. (in millions)

YEAR ENDED DECEMBER 31                        1996                         1995                        1994
----------------------                  -----------------------       ----------------------     ----------------------
                                        AMOUNT       % OF SALES       AMOUNT      % OF SALES     AMOUNT      % OF SALES
                                        ------       ----------       ------      ----------     ------      ----------
Subsidiaries outside the U.S.:
    Europe, Africa, Middle East        $   550           6.4%         $  568        10.2%        $  486           9.5%
    Canada                                 273           3.2%            256         4.6%           227           4.4%
    All other                               93           1.1%             90         1.6%            85           1.7%
                                       -------         -----          ------       -----         ------          -----
Total                                  $   916          10.7%         $  914        16.4%        $  798          15.6%
                                       =======         =====          ======       =====         ======          =====
U.S. exports:
    Europe, Africa, Middle East        $   353           4.1%         $  306         5.5%        $  380           7.4%
    Asia-Pacific                           798           9.3%            762        13.7%           465           9.1%
    Latin America                          333           3.9%            105         1.9%           143           2.8%
    Canada                                  41           0.5%             48         0.9%            53           1.0%
                                       -------         -----          ------       -----         ------         -----
Total                                  $ 1,525          17.8%         $1,221        22.0%        $1,041          20.3%
                                       =======         =====          ======       =====         ======         =====



Purchases by the U.S. Government and its agencies accounted for 3%, 6% and 6% of sales of products and services from Continuing Operations for 1996, 1995 and 1994, respectively. Sales to the utility segment accounted for 25% of sales of products and services from Continuing Operations during 1996, 35% in 1995 and 40% in 1994.

RESEARCH AND DEVELOPMENT BY CONTINUING OPERATIONS
(in millions)

YEAR ENDED DECEMBER 31          1996      1995     1994
----------------------          ----      ----     ----
Westinghouse-sponsored:
      Power Systems            $   29    $   40   $   66
      Other                        13        14       20
Customer-sponsored:
      Power Systems                73        66       47
      Other                        26        45       52
                               ------    ------   ------
Total research and
      development
      expenditures             $  141    $  165   $  185
                               ======    ======   ======

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

FAIR VALUE OF FINANCIAL INSTRUMENTS--CONTINUING OPERATIONS (in millions)

AT DECEMBER 31                                                     1996                                1995
--------------                                      --------------------------------    --------------------------------
                                                    CARRYING    ESTIMATED   CONTRACT    CARRYING    ESTIMATED   CONTRACT
                                                      AMOUNT    FAIR VALUE    AMOUNT      AMOUNT    FAIR VALUE    AMOUNT
ASSETS:
Cash and cash equivalents                             $   220     $  220      $    -      $  196       $ 196      $    -
Investments in marketable securities                       48         47           -          55          55           -
Noncurrent customer and other receivables                 384        377           -         161         150           -

LIABILITIES:
Short-term debt                                           497        497           -         306         306           -
Current maturities of long-term debt                        4          4           -         330         330           -
Long-term debt                                          5,149      5,147           -       7,226       7,239           -

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:
Interest rate swap agreements:
    Unrealized losses                                       -         (7)          -           -         (14)          -
Foreign currency exchange contracts:
    Unrealized gains (losses)                               -         (4)          -           -           4           -
Letters of credit                                           -          -         522           -           -         503


FAIR VALUE OF FINANCIAL INSTRUMENTS--DISCONTINUED OPERATIONS (in millions)

AT DECEMBER 31                                                     1996                                1995
--------------                                      --------------------------------    --------------------------------
                                                    CARRYING    ESTIMATED   CONTRACT    CARRYING    ESTIMATED   CONTRACT
                                                      AMOUNT    FAIR VALUE    AMOUNT      AMOUNT    FAIR VALUE    AMOUNT
ASSETS:
Cash and cash equivalents                             $    13    $    13     $     -      $   30      $   30      $    -
Noncurrent customer and other receivables                  29         27           -         109         108           -
Portfolio investments:
    Real estate                                             2          2           -          35          16           -
    Corporate finance                                       -          1           -           1          (1)          -

LIABILITIES:
Short-term debt                                             5          5           -          84          84           -
Current maturities of long-term debt                        2          2           -         265         341           -
Long-term debt                                            417        423           -         157         164           -

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:
Interest rate and currency exchange
  agreements:
    Unrealized gains                                        -          -           -           -          72           -
Letters of credit                                           -          -          94           -           -         317

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

NOTE 24:  ADDITIONAL MATTERS
a) In June 1997, the Westinghouse Board of Directors modified the separation plan described in note 1. Under the modified separation plan, Thermo King Corporation will remain with the media company, along with the existing pension and other postretirement benefit obligations of Westinghouse. The Corporation will consider options to enhance Thermo King's value to shareholders, including a sale, public offering or spin-off to shareholders.

b) In 1996, the Corporation modified its accounting practices related to certain long-term contracts. The Corporation accounts for long-term contracts to supply major apparatus and parts for major apparatus under the percentage of completion method. Previously, the Corporation recognized revenue on parts contracts when the parts were procured but now recognizes revenue when the parts are delivered to the customer. For major apparatus contracts, the Corporation previously recognized a portion of the contract revenue approximating pre-contract costs when the contract was signed. The Corporation now recognizes all of the contract revenue over the life of the contract. In connection with these modifications, the Corporation recorded an adjustment to reduce pre-tax earnings by $128 million.


     After discussions with the SEC, the Corporation agreed to retroactively apply the modified accounting practices for all periods presented. The impact of this restatement on the Corporation's loss from Continuing Operations, net income (loss) and related per share amounts is presented below:

IMPACT OF RESTATEMENT              1996      1995      1994
                                   ----      ----      ----
(IN MILLIONS EXCEPT PER-
SHARE AMOUNTS)
Loss from Continuing Operations:
     As previously reported         $(838)   $  (19)   $   (8)
     As restated                     (773)      (44)      (37)
Net income (loss)
     As previously reported          $ 30    $   15    $   77
     As restated                       95       (10)       48
Earnings (loss) per common share:
   Continuing Operations
     As previously reported        $(1.89)    $(.13)    $(.15)
     As restated                    (1.74)     (.19)     (.23)
   Net income (loss)
     As previously reported         $ .07     $(.05)    $ .07
     As restated                      .22      (.11)     (.01)

QUARTERLY FINANCIAL INFORMATION (Unaudited, in millions except per-share amounts)

                                             1996 QUARTER ENDED                             1995 QUARTER ENDED
                                --------------------------------------------      ------------------------------------------
                                DEC. 31    SEPT. 30    JUNE 30      MARCH 31      DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                -------    --------    -------      --------      -------   --------    -------    --------
Sales of services and
  products                     $ 2,451     $ 1,967     $ 2,148    $  2,039       $ 1,849     $1,204     $1,367      $1,128
Gross margin                       766         677         762         532           627        348        413         314
Restructuring, litigation,
  and other matters               (150)          -        (175)       (654)         (200)      (114)        (5)          -
Operating profit (loss)             (2)         90         (30)       (706)           11        (55)        85          19
Other income and expenses, net      27          25           8        (146)           14        124          1          (2)
Income (loss) from
  Continuing Operations            (32)          6         (89)       (658)          (64)        15         23         (18)
Income (loss) from
  Discontinued Operations (a)       (2)         (4)          -         967            47        (72)        33          26
Extraordinary loss                   -         (30)          -         (63)            -          -          -           -
Net income (loss)                  (34)        (28)        (89)        246           (17)       (57)        56           8
Earnings (loss) per
  common share:
 Continuing Operations            (.07)        .01        (.20)      (1.50)         (.15)       .02        .03        (.08)
 Discontinued Operations          (.01)       (.01)          -        2.20           .11       (.18)       .08         .07
 Extraordinary loss                  -        (.06)          -        (.14)            -          -          -           -
 Earnings (loss) per
  common share                    (.08)       (.06)       (.20)        .56          (.04)      (.16)       .11        (.01)
Dividends per common share         .05         .05         .05         .05           .05        .05        .05         .05

New York Stock Exchange
market price per share:
 High                             21 1/8        19        20 1/8      21            17 7/8      15 1/2     16 3/8      16
 Low                              17            15 3/8    17 3/8      16 5/8        13 3/8      12 5/8     13 7/8      12 1/8

(a)Includes a net gain of $1,018 million from disposals of business segments in the first quarter of 1996 and a net loss of $76 million from a disposal in the third quarter of 1995.

Certain amounts have been restated as discussed in note 24.

FIVE-YEAR SUMMARY SELECTED FINANCIAL AND STATISTICAL DATA (Unaudited, dollars in millions except per-share amounts)

                                                  1996              1995              1994             1993            1992
                                                  ----              ----              ----             ----            ----
Sales of services and products                $    8,605          $ 5,548          $  5,125         $  5,153         $  5,272
Operating profit (loss)                             (648)              60               361                1              460
Other income and expenses, net                       (86)             137              (285)             (75)             (32)
Interest expense                                    (456)            (236)             (134)            (164)            (169)
Income (loss) from Continuing
  Operations before income taxes
  and minority interest                           (1,190)             (39)              (58)            (238)             259
Income tax benefit (expense)                         423                6                30               73              (79)
Income (loss) from Continuing
  Operations                                        (773)             (44)              (37)            (174)             175
Income (loss) from Discontinued
  Operations                                         961               34                85              (99)          (1,236)
Extraordinary loss                                   (93)               -                 -                -                -
Cumulative effect of changes
  in accounting principles                             -                -                 -              (56)            (338)
Net income (loss)                                     95              (10)               48             (329)          (1,399)
------------------------------------------- -------------    -------------    -------------    --------------     -----------
Earnings (loss) per common share:
  Continuing Operations                       $    (1.74)        $   (.19)        $    (.23)        $   (.64)        $    .43
  Discontinued Operations                           2.17              .08               .22             (.28)           (3.57)
  Extraordinary loss                                (.21)               -                 -                -                -
  Cumulative effect of changes
    in accounting principles                           -                -                 -             (.16)            (.98)
  Earnings (loss) per
    common share                                     .22             (.11)             (.01)           (1.08)           (4.12)
Dividends per common share                           .20              .20               .20              .40              .72
------------------------------------------- -------------     -------------   -------------    --------------     -----------
Total assets:
  Continuing Operations                       $   19,889          $14,590          $  6,629         $  6,893         $  6,220
  Discontinued Operations                          1,418            3,958             5,168            7,616           11,696
  Total assets                                    21,307           18,548            11,797           14,509           17,916
Long-term debt:
  Continuing Operations                            5,149            7,226             1,865            1,869            1,314
  Discontinued Operations                            417              157               589              663            1,629
Total debt:
  Continuing Operations                            5,650            7,862             2,497            2,500            2,800
  Discontinued Operations                            424              506             1,240            3,850            7,133
Shareholders' equity                               5,742            1,442             1,774            1,050            2,226
------------------------------------------- -------------    -------------   --------------    --------------     -----------
Average common and common
   equivalent shares outstanding             443,399,290      410,137,941       383,736,249      352,901,670      346,103,408
Market price range per share             $ 21 1/8-15 3/8   $17 7/8-12 1/8    $15 1/4-10 7/8   $17 1/8-12 3/4    $20 7/8-9 3/4
Market price at year end                          19 7/8           16 3/8            12 1/4           14 1/8           13 3/8
Common shareholders at year end                  127,802          125,962           125,376          125,806          127,559
Average number of employees                       59,275           77,813            84,399          103,063          109,050

Previously reported amounts have been restated to segregate the results of Discontinued Operations from Continuing Operations. Certain amounts have been restated as discussed in note 24.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

    The financial statements required by this item are listed under Part II,
Item 8, which list is incorporated herein by reference.

(A)(3) EXHIBITS

           (11)      Computation of Per Share Earnings
           (12)(a)   Computation of Ratio of Earnings to Fixed Charges
           (12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
           (23)(a)   Consent of Independent Auditors
           (23)(b)   Consent of Independent Accountants
                     Directors
           (27)      Financial Data Schedule

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of July, 1997.

                                        Westinghouse Electric Corporation

                                        By: /s/ CAROL V. SAVAGE
                                            ----------------------------
                                                  Carol V. Savage
                                                Vice President and
                                             Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature and Title
Frank C. Carlucci, Director
Robert E. Cawthorn, Director
Gary M. Clark, Vice Chairman, President
  and Director
George H. Conrades, Director
William H. Gray, III, Director
Michael H. Jordan, Chairman and Chief Executive
  Officer (principal executive officer) and Director
Mel Karmazin, Chairman and Chief Executive Officer,            By: /s/ CAROL V. SAVAGE
  CBS Radio, and Director                                          --------------------
Dr. David K.P. Li, Director                                            Carol V. Savage
David T. McLaughlin, Director                                          Attorney-In-Fact
Richard R. Pivirotto, Director                                         July 14, 1997
Fredric G. Reynolds, Executive Vice President and
  Chief Financial Officer (principal financial officer)
Carol V. Savage, Vice President and Chief
  Accounting Officer (principal accounting officer)
Raymond W. Smith, Director
Dr. Paula Stern, Director
Robert D. Walter, Director

    Original powers of attorney authorizing Carol V. Savage and certain others, individually, to sign this report on behalf of the listed directors and officers of the Corporation and a certified copy of resolutions of the Board of Directors of the Corporation authorizing Carol V. Savage and certain others to sign on behalf of the Corporation have been filed with the Securities and Exchange Commission and are included as Exhibit 24 to the report on Form 10-K.