Form 10-Q/A
period 1997-03-31
WESTINGHOUSE ELECTRIC CORP
filed 1997-07-14
CIK 106413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004

                                  FORM 10-Q/A
                               (Amendment No. 1)

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1997
                                                 --------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                  -------   -------
                        Commission file number  1-977
                                              ---------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_  No___

       Common stock 610,373,930 shares outstanding at April 30, 1997
       -------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX


                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Statement of Income                        4

         Condensed Consolidated Balance Sheet                              5

         Condensed Consolidated Statement of Cash Flows                    6

         Notes to the Condensed Consolidated
           Financial Statements                                         7-15

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                              16-26

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                        26

SIGNATURE                                                                 27

  The Corporation hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the Original Filing). Each of the below referenced Items in Part I and the Exhibits referenced in Part II, Item 6 are hereby amended by deleting the Items or Exhibits in their entirety and replacing them with the Items or Exhibits set forth herein. Any Items or Exhibits in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

      PART I

  Item 1.  Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      PART II

  Item 6.  Exhibits and Reports on Form 8-K

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

PART I.  FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

               (in millions except per share amounts) (unaudited)

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
Sales of products and services                          $ 2,223       $ 2,039
Costs of products and services                           (1,590)       (1,507)
Restructuring, litigation and other matters
  (notes 2 and 3)                                             -          (654)
Marketing, administration, and
  general expenses                                         (763)         (584)
                                                        -------       -------
Operating loss                                             (130)         (706)
Other income (expenses), net (note 4)                        34          (146)
Interest expense                                           (114)         (146)
                                                        -------       -------
Loss from Continuing Operations before
  income taxes and minority interest in
  income of consolidated subsidiaries                      (210)         (998)
Income tax benefit                                           59           341
Minority interest in income of
  consolidated subsidiaries                                   -            (1)
                                                        -------       -------
Loss from Continuing Operations                            (151)         (658)
                                                        -------       -------
Discontinued Operations, net of
  income taxes (note 9):
   Loss from Discontinued Operations                          -           (51)
   Estimated net gain on disposal of
    Discontinued Operations                                   -         1,018
                                                        -------       -------
Income from Discontinued Operations                           -           967

Extraordinary Item:
  Loss on early extinguishment of debt
    (note 5)                                                  -           (63)
                                                        -------       -------
Net income (loss)                                       $  (151)      $   246
                                                        =======       =======
Earnings (loss) per common share:
  Continuing Operations                                 $ (0.23)      $ (1.50)
  Discontinued Operations                                     -          2.20
  Extraordinary Item                                          -         (0.14)
                                                        -------       -------
Earnings (loss) per common share                        $ (0.23)      $  0.56
                                                        =======       =======

Cash dividends per common share                         $  0.05       $  0.05
                                                        =======       =======

See Notes to the Condensed Consolidated Financial Statements.
Certain 1996 amounts have been restated as discussed in note 12.

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
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
                                                    =======              =======


See Notes to the Condensed Consolidated Financial Statements.
Certain 1996 amounts have been restated as discussed in note 12.

                  WESTINGHOUSE ELECTRIC CORPORATION CONDENSED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in millions) (unaudited)

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
                                                        ======        ======


See Notes to the Condensed Consolidated Financial Statements.
Certain 1996 amounts have been restated as discussed in note 12.

                         WESTINGHOUSE ELECTRIC CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The condensed consolidated financial statements include the accounts of Westinghouse Electric Corporation (Westinghouse) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions.

When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 as amended by Form 10-K/A. Certain amounts pertaining to the three months ended March 31, 1996 have been restated or reclassified for comparative purposes. Reference also should be made to the Corporation's Current Report on Form 8-K dated February 11, 1997 containing certain restated financial information.

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

On December 31, 1996, the Corporation acquired Infinity Broadcasting Corporation (Infinity). The acquisition, which was accounted for under the purchase method of accounting, is reflected in the year-end 1996 consolidated balance sheet. Effective January 1, 1997, operating results for Infinity are included in the consolidated statement of income. On a pro forma basis, assuming Infinity had been acquired as of January 1, 1996, the Corporation's revenues for the first quarter of 1996 would have been $2,183 million, with a net loss of $679 million, and a loss per share of $1.07.

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

In November 1996, the Board of Directors approved a plan to separate the Corporation's industries and technology businesses by way of a tax-free dividend to shareholders, forming a new publicly traded company to be called Westinghouse Electric Company (WELCO). The plan also provides that Thermo King will conduct a public offering of up to 20% of its common stock and will become a majority-owned subsidiary of WELCO. Completion of the plan is subject to a number of conditions, including a favorable ruling from the Internal Revenue Service and the registration of the WELCO common stock under the Securities Exchange Act of 1934. Management currently anticipates the separation will occur later in 1997. However, there can be no assurance that the separation will occur or as to the related timing. Furthermore, if the separation does occur, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan. See note 12(a) to the financial statements for a modification of the separation plan.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, contracts, pensions, and Discontinued Operations, based on current available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the Condensed Consolidated Financial Statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations, and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the dual presentation of basic and diluted earnings per share. Basic and diluted earnings per share calculated in accordance with this standard would have been a loss of $0.28 for the three months ended March 31, 1997 and income of $0.59 for the three months ended March 31, 1996. The Corporation will adopt this standard as of December 31, 1997, as required. Early adoption is not permitted.

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
November 1992      Westinghouse Electric Supply
                      Company (WESCO)                 Miscellaneous securities

Summarized operating results of Discontinued Operations, grouped by measurement date, follows:

OPERATING RESULTS OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

For the three months ended March 31, 1997

                                                      Measurement Date
                                            --------------------------------------
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


For the three months ended March 31, 1996

                                                      Measurement Date
                                            --------------------------------------
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

11.  SHAREHOLDERS' EQUITY

The Corporation's Series C Conversion Preferred Stock (Series C Preferred) has been treated as outstanding common stock for the calculation of earnings per share, which was in accordance with prevalent practice at the time of sale. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's per-share results for the three months ended March 31, 1997 and 1996 would have been a loss of $0.27 and income of $0.58, respectively.

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

12.   SUBSEQUENT EVENTS

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

b) In the first quarter of 1996, the Corporation modified its accounting practices related to certain long-term contracts. The Corporation accounts for long-term contracts to supply major apparatus and parts for major apparatus under the percentage of completion method. Previously, the Corporation recognized revenue on parts contracts when the parts were procured but now recognizes revenue when the parts are delivered to the customer. For major apparatus contracts, the Corporation previously recognized a portion of the contract revenue approximating pre-contract costs when the contract was signed. The Corporation now recognizes all of the contract revenue over the life of the contract. In connection with this modification, the Corporation recorded an adjustment to reduce pre-tax earnings by $128 million.

    After discussions with the SEC, the Corporation agreed to retroactively apply the modified accounting practices for all periods presented. The impact of this restatement on the Corporation's loss from Continuing Operations, net income and related per share amounts is presented below:

      IMPACT OF RESTATEMENT
      (in millions except per-share amounts)

                                               Three Months Ended March 31, 1996
                                               ---------------------------------
      Loss from Continuing Operations:
               As previously reported                        $ (723)
               As restated                                     (658)

      Net income:
               As previously reported                        $  181
               As restated                                      246

      Earnings (loss) per common share:
               Continuing Operations
                        As previously reported               $(1.65)
                        As restated                           (1.50)

               Net income:
                        As previously reported               $  .41
                        As restated                             .56

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

Net income for the first quarter of 1997 was a loss of $151 million, or $0.23 per share, compared to income of $246 million, or $0.56 per share for the 1996 first quarter. Income from Continuing Operations for the quarter was a loss of $151 million, or $0.23 per share, compared to a loss of $658 million, or $1.50 per share for the 1996 first quarter. Results for the 1996 quarter included a number of special items which are presented in the table below. No special items were recognized in the first quarter of 1997. Excluding the 1996 special items, the first quarter 1996 loss from Continuing Operations was $126 million, or $0.29 per share. Certain 1996 amounts have been restated as discussed in note 12 to the financial statements.

The $25 million increase in the loss from Continuing Operations for the quarter reflected several factors. For the Media group, the favorable radio results were more than offset by lower performance by the television network. Results for the industries and technology group also declined primarily because of a profit adjustment for a complex international power project. Interest expense for the 1997 quarter was favorable, reflecting the March 1996 debt repayments from the sale proceeds of the defense and electronic systems business and The Knoll Group (Knoll), the Corporation's office furniture business.

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

In November 1996, the Board of Directors approved a plan to separate the Corporation's industries and technology businesses by way of a tax-free dividend to shareholders, forming a new publicly traded company to be called Westinghouse Electric Company (WELCO). The plan also provides that Thermo King will conduct a public offering of up to 20% of its common stock and will become a majority-owned subsidiary of WELCO. Completion of the plan is subject to a number of conditions, including a favorable ruling from the Internal Revenue Service and the registration of the WELCO common stock under the Securities Exchange Act of 1934. Management currently anticipates the separation will occur later in 1997. However, there can be no assurance that the separation will occur or as to the related timing. Furthermore, if the separation does occur, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan. See note 12(a) to the financial statements for a modification of the separation plan.

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

SPECIAL ITEMS INCLUDED IN RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 (in millions except per share amounts) (unaudited)

                                             Pre-Tax     After-Tax    Per-Share
                                              Amount       Amount       Impact
                                             -------     ---------    ---------
Continuing Operations:
Operating Profit:
  Restructuring                             $  (123)
  Litigation matters                           (486)
  Impairment of assets                          (15)
  Other                                         (30)
                                            -------
    Total impact on operating profit           (654)

Other income and expense:
  Loss on assets held for sale                 (152)
                                            -------
    Total impact on Continuing Operations   $  (806)       $ (532)     $ (1.21)
                                            =======
Discontinued Operations:
    Net gain on disposal of businesses                      1,018         2.32

Extraordinary Item:
    Loss on early extinguishment of debt                      (63)       (0.14)
                                                           ------      -------
Net amount of special items                                $  423      $  0.97
                                                           ======      =======

RESULTS OF OPERATIONS

The following represents the segment results for the Corporation's Continuing Operations for the three months ended March 31, 1997 and 1996.

                    Segment Results (in millions)(unaudited)
                    ----------------------------------------

                                                               Operating Profit
                                                                    (Loss)
                       Sales of Products    Operating Profit      Excluding
                          & Services             (Loss)         Special Charges
                       -----------------    ----------------   ----------------
Three Months Ended
    March 31             1997      1996       1997     1996      1997     1996
------------------       ----      ----       ----     ----      ----     ----
Media:
 Television            $  177    $  188      $  56    $  54     $  56    $  54
 Network                  793       766        (60)       -       (60)       -
 Radio                    313       121         47       20        47       20
 Other Media Businesses    60        49         (4)       4        (4)       4
 Other Media              (17)       (6)       (35)     (76)      (35)     (35)
                       ------    ------      -----    -----     -----    -----
Total Media             1,326     1,118          4        2         4       43

Industries & Technology:
 Power Systems:
  Energy Systems          187       231        (60)     (26)      (60)      (5)
  Power Generation        474       433        (39)    (117)      (39)     (62)
  Other Power Systems     (51)      (50)       (17)    (306)      (17)     (17)
                       ------    ------      -----    -----     -----    -----
 Total Power Systems      610       614       (116)    (449)     (116)     (84)

 Thermo King              251       257         47       45        47       45

 Government Operations     23        25         10       18        10       18
                       ------    ------      -----    -----     -----    -----
Total Industries &
  Technology              884       896        (59)    (386)      (59)     (21)

Corporate & Other          20        34        (75)    (322)      (75)     (74)

Intersegment sales         (7)       (9)         -        -         -        -
                       ------    ------      -----    -----     -----    -----
TOTAL                  $2,223    $2,039      $(130)   $(706)    $(130)   $ (52)
                       ======    ======      =====    =====     =====    =====

The Corporation's reported sales increased $184 million, or 9%, for the first quarter of 1997 compared to the 1996 first quarter. The improvements achieved by Power Generation and Media were essentially offset by lower sales from Energy Systems, Thermo King, Government Operations, and certain miscellaneous non-strategic businesses that were divested in 1996.

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

For the entire Media group, EBITDA totalled $110 million for the first quarter of 1997, flat with the same period in 1996, excluding the restructuring charge in 1996. On a proforma combined basis, EBITDA for the first quarter of 1996 was $146 million. EBITDA differs from operating cash flows for the group primarily because it does not consider changes in assets and liabilities from period to period.

Power Systems

Power Systems includes results for the Energy Systems and Power Generation business units. Excluding special items in the 1996 first quarter, sales for Power Systems were flat in the 1997 first quarter, while the operating loss increased significantly.

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

Revenues in Power Generation increased $41 million or 9% for the first quarter of 1997 compared to the same period last year. Higher service sales was the primary reason for this revenue increase. The operating loss declined 37%, excluding a $5 million litigation charge and a $50 million restructuring charge, which were recognized in the first quarter of 1996. Higher service revenues and cost improvements from restructurings caused the improvements in the operating loss.

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

INCOME TAXES

The Corporation's effective income tax rate for Continuing Operations for the first quarter of 1997 and 1996 was a benefit of 28% and 34%, respectively for continuing operations. Because of the amortization of non-deductible goodwill for CBS and Infinity and the impact of special transactions, these rates can vary dramatically depending on the Corporation's income or loss levels.

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

As discussed previously, the Corporation intends to separate its media businesses from its industries and technology businesses through a tax-free dividend of the industries and technology businesses to shareholders. As currently contemplated, the media company will retain all debt obligations of the current Westinghouse as well as the $1.5 billion tax net operating loss carryforward. The industries and technology company will assume most of the unfunded pension obligation and other non-debt obligations generated by the Corporation's industrial businesses in earlier years. Management currently anticipates the separation will occur later in 1997. However, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan. See note 12(a) to the financial statements for a modification of the separation plan.

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

Operating Activities

The following table provides a reconciliation of net income to cash used by operating activities of Continuing Operations for the three months ended March 31, 1997 and 1996:

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
(in millions) (unaudited)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                     1997                 1996
                                                     ----                 ----
Loss from Continuing Operations                    $ (151)              $ (658)
Adjustments to reconcile loss from
  Continuing Operations to net cash used for
  operating activities:
    Depreciation and amortization                     134                  104
    Losses (gains) on asset dispositions              (24)                 151
    Noncash restructuring charges                       -                   30
    Other noncash provisions and accounting
     adjustments                                      (28)                  57
Changes in assets and liabilities, net of effects
  of acquisitions and divestitures of businesses:
    Receivables, current and noncurrent              (127)                 (55)
    Inventories                                       (80)                  10
    Accounts payable                                 (326)                (172)
    Deferred and current income taxes                (117)                 (78)
    Accrued restructuring costs                      (112)                  93
    Other assets and liabilities                      (32)                  16
                                                   ------               ------
Cash used for operating activities
  of Continuing Operations                         $ (863)              $ (502)
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

Working capital requirements increased relative to the first quarter of 1996. Increases in both receivables and inventories totalled $207 million in the first three months of 1997 compared to an increase of $45 million in the first three months of 1996. In addition, a significant reduction in accounts payable contributed substantially to the higher working capital at March 31, 1997.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)    EXHIBITS

      (11)        Computation of Per Share Earnings

      (12)(a)     Computation of Ratio of Earnings to Fixed Charges

      (12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of July 1997.

                                       WESTINGHOUSE ELECTRIC CORPORATION

                                       /s/ Carol V. Savage
                                       ------------------------
                                       Vice President and
                                       Chief Accounting Officer