Form 10-Q
period 1997-06-30
WESTINGHOUSE ELECTRIC CORP
filed 1997-08-14
CIK 106413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004


                                   FORM 10-Q


  (Mark One)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --- SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997
                                           -------------

                                       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from        to
                                             ---       ---

                         Commission file number  1-977
                                                 -----

                       WESTINGHOUSE ELECTRIC CORPORATION
            --------------------------------------------------------
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

         Common stock 646,807,523 shares outstanding at July 31, 1997
        --------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX
                       ---------------------------------


                                                                   PAGE NO.
                                                                   --------
  PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

      Condensed Consolidated Statement of Income                        3

      Condensed Consolidated Balance Sheet                              4

      Condensed Consolidated Statement of Cash Flows                    5

      Notes to the Condensed Consolidated
        Financial Statements                                         6-14


      Item 2.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                              15-27


  PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                       27

      Item 4.  Submission of Matters to a Vote of
                 Security Holders                                   27-28

      Item 6.  Exhibits and Reports on Form 8-K                     28-30


  SIGNATURE                                                            31

PART I.  FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
               (in millions except per share amounts) (unaudited)


                                                  Three Months Ended            Six Months Ended
                                                        June 30                      June 30
                                                  -------------------           ----------------
                                                  1997           1996           1997        1996
                                                  ----           ----           ----        ----
  Sales of products and services                 $ 2,413        $ 2,148     $ 4,636     $ 4,187
  Costs of products and services                  (1,516)        (1,386)     (3,106)     (2,893)
  Restructuring, litigation and other
    matters (notes 2 and 3)                            -           (175)          -        (829)
  Marketing, administration, and
    general expenses                                (751)          (617)     (1,514)     (1,201)
                                                  ------         ------     -------     -------
  Operating profit (loss)                            146            (30)         16        (736)
  Other income (expenses), net (note 4)               18              8          52        (138)
  Interest expense                                  (122)          (109)       (236)       (255)
                                                  ------         ------     -------     -------
  Income (loss) from Continuing
    Operations before income taxes
    and minority interest in income
    of consolidated subsidiaries                      42           (131)       (168)     (1,129)
  Income tax benefit (expense)                       (40)            43          19         384
  Minority interest in income of
    consolidated subsidiaries                         (1)            (1)         (1)         (2)
                                                  ------         ------     -------     -------
  Income (loss) from Continuing
    Operations                                         1            (89)       (150)       (747)
                                                  ------         ------     -------     -------
  Discontinued Operations, net of
    income taxes (note 9):
    Loss from Discontinued Operations                  -              -           -         (51)
    Estimated net gain on disposal of
      Discontinued Operations                          -              -           -       1,018
                                                  ------         ------     -------     -------
  Income from Discontinued Operations                  -              -           -         967

  Extraordinary Item:
    Loss on early extinguishment of
     debt (note 5)                                     -              -           -         (63)
                                                  ------         ------     -------     -------
  Net income (loss)                               $    1         $  (89)    $  (150)    $   157
                                                  ======         ======     =======     =======
  Earnings (loss) per common share:
    Continuing Operations                         $    -         $(0.20)    $ (0.23)    $ (1.70)
    Discontinued Operations                            -              -           -        2.20
    Extraordinary Item                                 -              -           -       (0.14)
                                                  ------         ------     -------     -------
  Earnings (loss) per common share                $    -         $(0.20)    $ (0.23)    $  0.36
                                                  ======         ======     =======     =======
  Cash dividends per common share                 $ 0.05         $ 0.05     $  0.10     $  0.10
                                                  ======         ======     =======     =======


         See Notes to the Condensed Consolidated Financial Statements.

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (in millions)


                                                   June 30, 1997    December 31, 1996
                                                   -------------    -----------------
  ASSETS                                            (unaudited)
  ------
    Cash and cash equivalents                         $   210              $   220
    Customer receivables                                1,575                1,561
    Inventories (note 6)                                  765                  783
    Uncompleted contracts costs over related billings     615                  686
    Program rights                                        350                  431
    Deferred income taxes                                 733                  817
    Prepaid and other current assets                      202                  289
                                                      -------              -------
    Total current assets                                4,450                4,787
    Plant and equipment, net                            1,798                1,866
    FCC licenses, net                                   2,210                2,199
    Goodwill, net                                       8,660                8,776
    Other intangible and noncurrent assets (note 7)     2,206                2,261
                                                      -------              -------
    Total assets                                      $19,324              $19,889
                                                      =======              =======
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
    Short-term debt                                   $   284              $   497
    Current maturities of long-term debt                   44                    4
    Accounts payable                                      605                  887
    Uncompleted contracts billings over related costs     406                  334
    Other current liabilities (note 8)                  1,971                2,578
                                                      -------              -------
    Total current liabilities                           3,310                4,300
    Long-term debt                                      5,775                5,149
    Net liabilities of Discontinued Operations
      (note 9)                                             43                   --
    Pension liability                                   1,211                1,069
    Other noncurrent liabilities (note 8)               3,368                3,619
                                                      -------              -------
    Total liabilities                                  13,707               14,137
                                                      -------              -------
    Contingent liabilities and commitments (note 10)
    Minority interest in equity of consolidated
      subsidiaries                                         14                   10

    Shareholders' equity (note 11):
    Preferred stock, $1.00 par value (25 million
      shares authorized):
       Series C conversion preferred (0 million
        and 4 million shares issued)                        -                    4
    Common stock, $1.00 par value (1,100 million
      shares authorized, 649 million and 609 million
      shares issued)                                      649                  609
    Capital in excess of par value                      5,453                5,376
    Common stock held in treasury                        (531)                (546)
    Minimum pension liability adjustment                 (796)                (796)
    Cumulative foreign currency translation
      adjustments                                         (25)                  11
    Retained earnings                                     853                1,084
                                                      -------              -------
    Total shareholders' equity                          5,603                5,742
                                                      -------              -------
    Total liabilities and shareholders' equity        $19,324              $19,889
                                                      =======              =======


         See Notes to the Condensed Consolidated Financial Statements.

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (in millions) (unaudited)


                                                           Six Months Ended June 30
                                                           ------------------------
                                                           1997                1996
                                                           ----                ----
  Cash used for operating activities
    of Continuing Operations                             $ (577)             $ (624)

  Cash used for operating activities
    of Discontinued Operations                              (61)               (382)

  Cash flows from investing activities:
    Business acquisitions                                   (47)               (101)
    Business divestitures and other asset liquidations      152               3,619
    Capital expenditures                                    (80)                (94)
                                                         ------              ------
  Cash provided by investing activities                      25               3,424
                                                         ------              ------
  Cash flows from financing activities:
    Bank revolver borrowings                              1,940               2,200
    Bank revolver repayments                             (1,025)               (721)
    Net change in other short-term debt                    (210)               (371)
    Repayments of long-term debt                           (149)             (3,580)
    Stock issued                                            130                  67
    Dividends paid                                          (82)                (63)
    Bank fees paid and other                                 (6)                (10)
                                                         ------              ------
  Cash provided (used) by financing activities              598              (2,478)
                                                         ------              ------
  Decrease in cash and cash equivalents                     (15)                (60)
  Cash and cash equivalents at beginning of period          233                 226
                                                         ------              ------
  Cash and cash equivalents at end of period             $  218              $  166
                                                         ======              ======

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid:
    Continuing Operations                                $  220              $  266
    Discontinued Operations                                  15                  35
                                                         ------              ------
  Total interest paid                                    $  235              $  301
                                                         ======              ======
  Income taxes paid                                      $   33              $   64
                                                         ======              ======


         See Notes to the Condensed Consolidated Financial Statements.

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

  When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form 10-K/A Amendment No. 1 dated July 14, 1997. Reference also should be made to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as amended by Form 10-Q/A Amendment No. 1 dated July 14, 1997. Certain amounts pertaining to the three months and six months ended June 30, 1996 have been restated or reclassified for comparative purposes. Reference also should be made to the Corporation's Current Report on Form 8-K dated July 28, 1997 containing certain restated financial information.

  During recent years, the Corporation has made several changes to its business portfolio. A number of business segments were identified as non-strategic and were reclassified as Discontinued Operations. When appropriate, financial information previously issued was restated to give effect to the classification of these businesses as Discontinued Operations in accordance with Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." See note 9 to the financial statements.

  On December 31, 1996, the Corporation acquired Infinity Broadcasting Corporation (Infinity). The acquisition, which was accounted for under the purchase method of accounting, is reflected in the year-end 1996 consolidated balance sheet. Effective January 1, 1997, operating results for Infinity are included in the consolidated statement of income. On a proforma basis, assuming Infinity had been acquired as of January 1, 1996, the Corporation's revenues for the second quarter of 1996 would have been $2,341 million with no material impact on loss from Continuing Operations or corresponding loss per share. For the six months ended June 30, 1996 revenues would have been $4,524 million, with a loss from Continuing Operations of $767 million, and a corresponding loss per share of $1.21.

  On February 10, 1997, the Corporation announced that it reached a definitive merger agreement with Gaylord Entertainment Company (Gaylord) whereby the Corporation will acquire Gaylord s two major cable networks - The Nashville Network (TNN) and Country Music Television (CMT). The acquisition includes domestic and international operations of TNN, the U.S. and Canadian operations of CMT, and approximately $50 million of working capital. The purchase price of $1.55 billion will be paid in Westinghouse common stock. The number of shares to be issued will depend on the average of the closing prices of the Corporation's common stock during a trading period just prior to the effective time of the transaction, subject to certain limits on the total number of shares to be issued and certain termination rights under the merger agreement. The transaction is subject to several conditions, including the receipt of a favorable ruling from the Internal Revenue Service and the approval of Gaylord's shareholders at the meeting to be held August 15, 1997.

  In November 1996, Westinghouse announced that its Board of Directors had conditionally approved a plan for a strategic restructuring whereby Westinghouse would separate its media and industrial businesses into two separate, publicly traded companies. The Westinghouse Board of Directors modified the separation plan in June 1997 such that the industrial businesses would consist primarily of the manufacturing and services businesses for the nuclear and fossil-fueled power generation industry and the government operations business. Westinghouse will continue to own Thermo King, subject to its previously announced intention to consider various options to enhance Thermo King's value to Westinghouse shareholders. In addition, pension and postretirement benefit obligations accrued through the date of the separation for current and former employees, will be retained by Westinghouse. The industrial company will assume other non-debt obligations generated by the Corporation's previously divested businesses, other than those classified as Discontinued Operations, including environmental, asbestos and other litigation-related liabilities, as well as certain asbestos and toxic tort litigation-related matters associated with Discontinued Operations.

Westinghouse plans to separate its industrial businesses by way of a tax-free dividend to shareholders forming a publicly traded company to be called Westinghouse Electric Company (WELCO). At the time of separation, Westinghouse would change its name to CBS Corporation and WELCO would change its name to Westinghouse Electric Corporation. WELCO, currently a wholly owned subsidiary of Westinghouse, was incorporated in July 1997. The plan provides that Westinghouse will distribute to each holder of record of Westinghouse common stock at the record date, certificates representing a specific number of shares of WELCO common stock based on a ratio to be determined, and cash in lieu of any fractional shares of WELCO common stock.

Completion of the plan is subject to a number of conditions, including receipt of a favorable ruling from the Internal Revenue Service that the transaction will not be taxable for U.S. federal income tax purposes to Westinghouse or its shareholders, a credit facility being in place, and the registration statement for the WELCO stock being declared effective by the Securities and Exchange Commission. The separation is expected to be completed in the fourth quarter of 1997. However, there can be no assurance that the separation will occur or as to the related timing. Furthermore, if the separation does occur, there can be no assurance that all of the assets, liabilities, and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the dual presentation of basic and diluted earnings per share.
Basic and diluted earnings per share calculated in accordance with this standard would have been a loss of $0.02 and $0.25 for the three months ended June 30, 1997 and 1996, respectively, a loss of $0.29 for the six months ended June 30, 1997, and income of $0.33 for the six months ended June 30, 1996. The Corporation will adopt this standard as of December 31, 1997, as required. Early adoption is not permitted.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" were issued. The Corporation will adopt these standards in 1998.

2.  RESTRUCTURING, LITIGATION AND OTHER MATTERS

In 1996, the Corporation took several actions to streamline its businesses and resolve various litigation and other matters. Certain of these actions resulted in the recognition of charges to operating profit.

During the second quarter of 1996, the Corporation completed a comprehensive review of its environmental remediation obligations and recorded a charge to operating profit of $175 million.

During the first quarter of 1996, the Corporation recognized costs for new restructuring projects of $123 million, primarily for the consolidation of facilities and the separation of employees. A charge of $486 million was recognized for pending litigation matters. Other costs of $45 million recognized in the first quarter generally related to asset impairment, as discussed in note 3 to the financial statements, or to costs associated with previously divested businesses.

No such charges were recognized in the first six months of 1997.


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


4.  OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                        Three Months Ended        Six Months Ended
                                             June 30                   June 30
                                        ------------------        ----------------
                                        1997          1996        1997        1996
                                        ----          ----        ----        ----
Interest income                        $   1         $   5       $   2       $  10
Gain on sale of equity investment          -             -          24           -
Gain (loss) on disposition of other
  assets                                   -             1           -        (150)
Operating results - non-consolidated
  affiliates                               4             1           6           1
Foreign currency transaction and
  high-inflation translation effect        2            (2)          9          (4)
Other                                     11             3          11           5
                                       -----         -----       -----       -----
Other income (expenses), net           $  18         $   8       $  52       $(138)
                                       =====         =====       =====       =====

5.  EXTRAORDINARY ITEM

On March 1, 1996, the Corporation extinguished prior to maturity $3,565 million of debt under the then-existing $7.5 billion credit facility. As a result of the early extinguishment of debt and the write-off of related debt issue costs in the first quarter of 1996, the Corporation incurred an extraordinary loss of $63 million, net of a tax benefit of $41 million.

6.  INVENTORIES (in millions)

                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------
                                                (unaudited)
Raw materials                                     $   107              $   127
Work in process                                       462                  493
Finished goods                                        127                  125
                                                  -------              -------
                                                      696                  745
Long-term contracts in process                      1,317                  986
Progress payments to subcontractors                    44                   45
Recoverable engineering and development costs          64                   68
Less:  Inventoried costs related to contracts
       with progress billing terms                 (1,356)              (1,061)
                                                  -------              -------
Inventories, net                                  $   765              $   783
                                                  =======              =======

7.  OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

                                                         June 30, 1997    December 31, 1996
                                                         -------------    -----------------
                                                           (unaudited)
Deferred income taxes                                       $   842              $   774
Other intangible assets                                         409                  425
Intangible pension asset                                         40                   40
Deferred charges                                                 49                   39
Joint ventures and other affiliates                             260                  232
Noncurrent receivables                                          331                  384
Program rights                                                  120                  142
Other                                                           155                  225
                                                            -------              -------
Total other intangible and noncurrent assets                $ 2,206              $ 2,261
                                                            =======              =======


8.  OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------
                                                (unaudited)
Other current liabilities:
-------------------------
Accrued employee compensation                     $   192              $   248
Income taxes currently payable                        173                  189
Liabilities for talent and program rights             238                  308
Accrued product warranty                               47                   59
Accrued interest and insurance                        226                  210
Accrued restructuring costs                            62                  184
Liability for business dispositions                    78                   79
Accrued expenses                                      558                  875
Environmental liabilities                              61                   62
Other                                                 336                  364
                                                  -------              -------
Total other current liabilities                   $ 1,971              $ 2,578
                                                  =======              =======
Other noncurrent liabilities:
----------------------------
Postretirement benefits                           $ 1,224              $ 1,218
Postemployment benefits                                68                   67
Accrued restructuring costs                            59                   94
Liability for business dispositions                    55                   87
Liabilities for talent and program rights              62                   51
Settlement and other accrued liabilities            1,211                1,370
Environmental liabilities                             389                  404
Other                                                 300                  328
                                                  -------              -------
Total other noncurrent liabilities                $ 3,368              $ 3,619
                                                  =======              =======

9.  DISCONTINUED OPERATIONS

In recent years, the Corporation has adopted several separate plans to dispose of major segments of its business. These businesses have been accounted for as Discontinued Operations in accordance with APB 30.

The table below summarizes each of the Corporation's segment disposal plans as well as the assets remaining as of June 30, 1997.

Plan Date          Line of Business                   Remaining Assets
---------          ----------------                   ----------------
November 1996      Communication & Information
                      Systems (CISCO)                 Several businesses
March 1996         Environmental Services             Miscellaneous operations
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
November 1992      Westinghouse Electric Supply
                      Company (WESCO)                 Miscellaneous securities


Summarized operating results of Discontinued Operations, grouped by measurement date, follows:


OPERATING RESULTS OF DISCONTINUED OPERATIONS
(in millions) (unaudited)

For the six months ended June 30, 1997

                                                     Measurement Date
                                          ---------------------------------------
                                          1996       1995       1992        Total
                                          ----       ----       ----        -----
Sales of products and services          $  179      $   -      $   6       $  185
Loss before income taxes                   (29)         -        (14)         (43)
Income tax benefit                           9          -          -            9

Net operating losses after measurement
 date charged to liability for estimated
 loss on disposal                          (20)         -        (14)         (34)


For the six months ended June 30, 1996

                                                     Measurement Date
                                          ---------------------------------------
                                          1996       1995       1992        Total
                                          ----       ----       ----        -----
Sales of products and services          $  282      $ 352      $  13       $  647
Loss before income taxes                   (88)       (78)       (11)        (177)
Income tax benefit (expense)                16         (4)         -           12
Net loss prior to measurement date         (51)         -          -          (51)

Net operating losses after measurement
 date charged to liability for estimated
 loss on disposal                          (21)       (82)       (11)        (114)

The assets and liabilities of Discontinued Operations have been separately classified on the consolidated balance sheet as net liabilities of Discontinued Operations. A summary of these assets and liabilities follows:

NET LIABILITIES OF DISCONTINUED OPERATIONS
(in millions)

                                               June 30, 1997    December 31, 1996
                                               -------------    -----------------
                                                (unaudited)
ASSETS:
  Cash and cash equivalents                         $    8             $   13
  Receivables                                           43                 90
  Inventories                                           18                 32
  Portfolio investments                                811                845
  Other assets                                         278                438
                                                    ------             ------
Total assets -- Discontinued Operations              1,158              1,418
                                                    ------             ------
LIABILITIES:
  Short-term debt                                        7                  5
  Current maturities of long-term debt                  96                  2
  Liability for estimated loss on disposal             370                672
  Long-term debt                                       424                417
  Other liabilities                                     84                142
  Deferred income taxes                                220                180
                                                    ------             ------
Total liabilities -- Discontinued Operations         1,201              1,418
                                                    ------             ------
Net liabilities of Discontinued Operations          $  (43)            $    -
                                                    ======             ======

At June 30, 1997, the assets and liabilities of Discontinued Operations included those related to the remaining operations from both the CISCO segment and the environmental services business, the remaining securities from WCI, other miscellaneous securities, the leasing portfolio, and deferred income taxes. Liabilities also included debt and the estimated losses and divestiture costs associated with all Discontinued Operations, including estimated results of operations through divestiture.

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

Portfolio investments consist primarily of receivables related to the leasing portfolio of Financial Services. Also included are real estate properties and investments in leasing partnerships. The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms and generally consists of direct financing and leveraged leases. At June 30, 1997 and December 31, 1996, 83% and 84% of the leases, respectively, related to aircraft and 17% and 16%, respectively, related to cogeneration facilities.

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

The Corporation is also a party to six tolling agreements with utilities or utility plant owners groups which have asserted steam generator claims. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussion.

Securities Class Actions - Financial Services

The Corporation has been defending derivative and class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation and certain of its former subsidiaries in connection with charges to earnings of $975 million in 1990 and $1,680 million in 1991 and a public offering of Westinghouse common stock in 1991. The court dismissed both the derivative claim and the class action claims in their entirety. These dismissals were appealed. In July 1996, the United States Court of Appeals for the Third Circuit (the Circuit Court) affirmed the court s dismissal of the derivative claim. The Circuit Court also affirmed in part and reversed in part the dismissal of the class action claims. Those class action claims that were not dismissed by the Circuit Court have been remanded to the lower court for further proceedings.

Asbestos

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At June 30, 1997, the Corporation had approximately 107,000 claims outstanding against it.

In court actions which have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims. The Corporation has recorded a liability for asbestos-related losses that are deemed probable and can be reasonably estimated, and has separately recorded an asset equal to the amount of such estimated liabilities that will be recovered pursuant to agreements with insurance carriers. The Corporation cannot reasonably estimate costs for unasserted asbestos claims.

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

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at approximately 90 sites. The Corporation believes that any liability incurred for cleanup at these sites will be satisfied over a number of years, and in many cases, the costs will be shared with other responsible parties. These sites include certain sites for which the Corporation, as part of an agreement for sale, has retained obligations for remediation of environmental contamination and for other Comprehensive Environmental Response Compensation and Liability Act (CERCLA) issues.

Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, the Corporation has an accrued liability of $450 million. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $329 million for site investigation and remediation and $121 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years.

Commitments -- Continuing Operations
------------------------------------

In the ordinary course of business, standby letters of credit and surety bonds are issued on behalf of the Corporation related primarily to performance obligations under contracts with customers.

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such properties for various periods ending no later than April 2002. As of June 30, 1997, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, totalling $3,603 million.

Commitments -- Discontinued Operations
--------------------------------------

Financial Services commitments at June 30, 1997 consisting primarily of guarantees totalled $31 million compared to $38 million at year-end 1996.
The remaining commitments have fixed expiration dates from 1997 through 2002. Management expects these commitments to expire unfunded.

11.  SHAREHOLDERS' EQUITY

On May 30, 1997, the Corporation redeemed all outstanding shares of its Series C Conversion Preferred Stock (Series C Preferred). In accordance with the terms of the offering, each share of the Series C Preferred converted into Westinghouse common stock at the rate of 8.85 shares of Westinghouse common stock, equivalent to 0.885 of a share of Westinghouse common stock for each $1.30 depositary share. Each depositary share represented one-tenth of a share of Series C Preferred. In connection with this redemption of the Series C Preferred, the Corporation issued 31,859,026 shares of common stock. All accrued and unpaid dividends on the redeemed shares of Series C Preferred were paid on May 30, 1997.

Prior to its redemption, the Series C Preferred was treated as outstanding common stock for the calculation of earnings per share, which was in accordance with prevalent practice at the time of sale. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's per-share results for the three months ended June 30, 1997 and 1996 would have been losses of $0.02 and $0.25, respectively, while the per-share results for the six months ended June 30, 1997 and 1996 would have been a loss of $0.28 and income of $0.33, respectively.

In conjunction with the Infinity acquisition on December 31, 1996, the Corporation issued 183 million shares of Westinghouse common stock. These shares, together with the related options outstanding, resulted in an increase in shareholders equity of $3.8 billion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


In November 1996, Westinghouse Electric Corporation (Westinghouse) announced that its Board of Directors had conditionally approved a plan for a strategic restructuring whereby Westinghouse would separate its media and industrial businesses into two separate, publicly traded companies. The Westinghouse Board of Directors modified the separation plan in June 1997 such that the industrial businesses would consist primarily of the manufacturing and services businesses for the nuclear and fossil-fueled power generation industry and the government operations business. Westinghouse will continue to own Thermo King, subject to its previously announced intention to consider various options to enhance Thermo King's value to Westinghouse shareholders. In addition, pension and postretirement benefit obligations accrued through the date of the separation for current and former employees, will be retained by Westinghouse. The industrial company will assume other non-debt obligations generated by the Corporation's previously divested businesses, other than those classified as Discontinued Operations, including environmental, asbestos and other litigation-related liabilities, as well as certain asbestos and toxic tort litigation-related matters associated with Discontinued Operations.

Westinghouse plans to separate its industrial businesses by way of a tax-free dividend to shareholders forming a publicly traded company to be called Westinghouse Electric Company (WELCO). At the time of separation, Westinghouse would change its name to CBS Corporation and WELCO would change its name to Westinghouse Electric Corporation. WELCO, currently a wholly owned subsidiary of Westinghouse, was incorporated in July 1997. The plan provides that Westinghouse will distribute to each holder of record of Westinghouse common stock at the record date, certificates representing a specific number of shares of WELCO common stock based on a ratio to be determined, and cash in lieu of any fractional shares of WELCO common stock.

Completion of the plan is subject to a number of conditions, including receipt of a favorable ruling from the Internal Revenue Service that the transaction will not be taxable for U.S. federal income tax purposes to Westinghouse or its shareholders, a credit facility being in place, and the registration statement for the WELCO stock being declared effective by the Securities and Exchange Commssion. The separation is expected to be completed in the fourth quarter of 1997. However, there can be no assurance that the separation will occur or as to the related timing. Furthermore, if the separation does occur, there can be no assurance that all of the assets, liabilities, and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan.

On February 10, 1997, the Corporation announced that it reached a definitive merger agreement with Gaylord Entertainment Company (Gaylord) whereby the Corporation will acquire Gaylord s two major cable networks - The Nashville Network (TNN) and Country Music Television (CMT). The acquisition includes domestic and international operations of TNN, the U.S. and Canadian operations of CMT, and approximately $50 million of working capital. The purchase price of $1.55 billion will be paid in Westinghouse common stock. The number of shares to be issued will depend on the average of the closing prices of the Corporation's common stock during a trading period just prior to the effective time of the transaction, subject to certain limits on the total number of shares to be issued and certain termination rights under the merger agreement. The transaction is subject to several conditions, including the receipt of a favorable ruling from the Internal Revenue Service and the approval of Gaylord's shareholders at the meeting to be held August 15, 1997. Management currently anticipates this transaction to be completed prior to the separation of the industrial businesses as discussed above.

The $4.7 billion acquisition of Infinity Broadcasting Corporation (Infinity) resulted in an increase in shareholders equity at December 31, 1996 of $3.8 billion from the issuance of 183 million shares of Westinghouse common stock and the conversion of Infinity options into options to acquire approximately 22 million additional shares of Westinghouse common stock. Effective January 1, 1997, operating results for Infinity are included in the Corporation's consolidated financial statements and are reported as part of the radio segment of the Media group.

Subsequent to the acquisition of Infinity at year-end 1996, the Corporation's radio group continued to outpace the market. The radio group s profitability in the first half of 1997 was further enhanced by cost reduction measures at radio stations.

Both net income and income from Continuing Operations for the second quarter of 1997 were $1 million compared to a loss of $89 million for the second quarter of 1996. For the first six months of 1997, both net income and income from Continuing Operations were a loss of $150 million. For the first six months of 1996, net income was $157 million reflecting a gain from Discontinued Operations, while income from Continuing Operations was a loss of $747 million. Results for the 1996 periods included a number of special items which are presented in the table below. No special items were included in the 1997 periods. Excluding the special items, income from Continuing Operations for the second quarter and first six months of 1996 would have been $25 million and a loss of $101 million, respectively.

The $24 million decrease in income from Continuing Operations for the second quarter of 1997, excluding special items, reflected several factors. For the Media group, the favorable radio results were more than offset by lower performance by the television network. Results for the industries and technology group increased, however, due to higher service revenues and timing of award fees from several government contracts. Interest expense for the 1997 quarter was unfavorable, reflecting debt assumed in the December 31, 1996 Infinity acquisition.

For the first six months of 1997, the increase in the loss from Continuing Operations, excluding the special items recognized in the first half of 1996, reflected the favorable radio results more than offset by lower profits at the television network. For the industries and technology group, decreased performance at Energy Systems due to a profit adjustment for a complex international power project was partially offset by increased service revenues at Power Generation.

During 1996, several important strategic actions were taken. In early 1996, the Corporation completed the sales of its defense and electronic systems business and Knoll, and recorded a combined after-tax gain of $1.2 billion. The cash proceeds from these divestitures, which totalled nearly $3.6 billion, were used to repay ahead of schedule a significant portion of the debt incurred to finance the 1995 $5.4 billion acquisition of CBS Inc. (CBS).

The Corporation further streamlined its businesses in 1996 and adopted plans to exit its Communication & Information Systems (CISCO) segment and its environmental services line of business, resulting in the transfer of these businesses to Discontinued Operations. On December 31, 1996, the Corporation completed the sale of Westinghouse Security Systems, part of CISCO. During the second quarter of 1997, the Corporation completed the sale of two businesses and an operating facility of the environmental services business.

In the first six months of 1996, the Corporation recognized costs associated with additional restructuring actions, as well as outstanding litigation, environmental remediation, and other matters. During the three months ended June 30, 1996, a charge of $175 million, or $114 million after-tax, was recognized for environmental remediation activities.

The special items included in the Corporation's results for the first six months of 1996 are summarized below. No special items were recognized in the first six months of 1997.


SPECIAL ITEMS INCLUDED IN RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 (in millions except per share amounts)
(unaudited)

                                             Pre-Tax     After-Tax    Per-Share
                                              Amount       Amount       Impact
                                             -------     ---------    ---------
Continuing Operations:
Operating Profit:
  Restructuring                             $  (123)
  Litigation matters                           (486)
  Impairment of assets                          (15)
  Environmental remediation activities         (175)
  Other                                         (30)
                                            -------
    Total impact on operating profit           (829)

Other income and expense:
  Loss on assets held for sale                 (152)
                                            -------
    Total impact on Continuing Operations   $  (981)       $ (646)     $ (1.46)
                                            =======
Discontinued Operations:
    Net gain on disposal of businesses                      1,018         2.32

Extraordinary Item:
    Loss on early extinguishment of debt                      (63)       (0.14)
                                                           ------      -------
Net amount of special items                                $  309      $  0.72
                                                           ======      =======

RESULTS OF OPERATIONS

The following represents the segment results for the Corporation's Continuing Operations for the three months and six months ended June 30, 1997 and 1996.


                    Segment Results (in millions)(unaudited)
                    ----------------------------------------

                                                                  Operating Profit
                                                                       (Loss)
                         Sales of Products    Operating Profit       Excluding
                            & Services            (Loss)           Special Charges
                         -----------------    ----------------    ----------------
Three Months Ended
     June 30              1997       1996      1997      1996      1997      1996
------------------        ----       ----      ----      ----      ----      ----
Media:
 Television             $  213     $  226     $  87     $  90     $  87     $  90
 Network                   631        681       (22)       87       (22)       87
 Radio                     378        145       113        47       113        47
 Other Media Businesses     77         58         2         9         2         9
 Other Media               (16)       (10)      (25)      (41)      (25)      (41)
                        ------     ------     -----     -----     -----     -----
Total Media              1,283      1,100       155       192       155       192

Industries & Technology:
 Power Systems:
  Energy Systems           309        304        17         2        17        13
  Power Generation         585        465        (2)      (20)       (2)      (20)
  Other Power Systems      (56)       (37)      (14)      (17)      (14)      (17)
                        ------     ------     -----     -----     -----     -----
 Total Power Systems       838        732         1       (35)        1       (24)

 Government Operations      24         26        19        13        19        13
                        ------     ------     -----     -----     -----     -----
Total Industries &
  Technology               862        758        20       (22)       20       (11)

Thermo King                263        265        49        46        49        46

Corporate & Other           18         34       (78)     (246)      (78)      (82)

Intersegment sales         (13)        (9)        -         -         -         -
                        ------     ------     -----     -----     -----     -----
TOTAL                   $2,413     $2,148     $ 146     $ (30)    $ 146     $ 145
                        ======     ======     =====     =====     =====     =====

                    Segment Results (in millions)(unaudited)
                    ----------------------------------------

                                                                  Operating Profit
                                                                       (Loss)
                         Sales of Products    Operating Profit       Excluding
                            & Services             (Loss)          Special Charges
                         -----------------    ----------------    ----------------
Six Months Ended
    June 30               1997       1996      1997      1996      1997      1996
------------------        ----       ----      ----      ----      ----      ----
Media:
 Television             $  390     $  414     $ 143     $ 144     $ 143     $ 144
 Network                 1,424      1,447       (82)       87       (82)       87
 Radio                     691        266       160        67       160        67
 Other Media Businesses    137        107        (2)       13        (2)       13
 Other Media               (33)       (16)      (60)     (117)      (60)      (76)
                        ------     ------     -----     -----     -----     -----
Total Media              2,609      2,218       159       194       159       235

Industries & Technology:
 Power Systems:
  Energy Systems           496        535       (43)      (24)      (43)        8
  Power Generation       1,059        898       (41)     (137)      (41)      (82)
  Other Power Systems     (107)       (87)      (31)     (323)      (31)      (34)
                        ------     ------     -----     -----     -----     -----
 Total Power Systems     1,448      1,346      (115)     (484)     (115)     (108)

 Government Operations      47         51        29        31        29        31
                        ------     ------     -----     -----     -----     -----
Total Industries &
  Technology             1,495      1,397       (86)     (453)      (86)      (77)

Thermo King                514        522        96        91        96        91

Corporate & Other           38         68      (153)     (568)     (153)     (156)

Intersegment sales         (20)       (18)        -         -         -         -
                        ------     ------     -----     -----     -----     -----
TOTAL                   $4,636     $4,187     $  16     $(736)    $  16     $  93
                        ======     ======     =====     =====     =====     =====


The Corporation's reported sales increased $265 million or 12% for the second quarter of 1997 compared to the 1996 second quarter. For the first six months of 1997, sales for the Corporation increased $449 million or 11% compared to the same period last year. Increases in revenues for Media and Power Generation were offset partially by higher volume of discounts for Other Power Systems and certain miscellaneous non-strategic businesses that were divested in 1996. Revenues for Energy Systems, while essentially flat for the quarter, decreased 7% for the six months of 1997 compared to the first half of 1996.

The operating profit for the Corporation for the second quarter of 1997 was flat with the same period of 1996 at $146 million, excluding special items in the 1996 second quarter. While the strength of the Media group's radio business caused profits to increase significantly, the increase was more than offset by a decline in the CBS Network profits. Power Systems' operating profit increased for the quarter, excluding special items, primarily as a result of higher service and new equipment sales at Power Generation and a strong spring outage season for Energy Systems.

For the first half of 1997, operating profit declined $77 million compared to the first six months of 1996, excluding special items. The increases in radio stated above were more than offset by declines in network profits. At Power Systems, despite a decrease in the operating loss at Power Generation due to increased service sales, profits for Power Systems declined due to the completion of a reevaluation of a complex international nuclear project for Energy Systems in the first quarter of 1997 which required an adjustment to sales and operating profit.

Media

Due to the acquisition of Infinity at December 31, 1996, the results for Media for the second quarter and first half of 1997 include Infinity financial data, while the same periods of 1996 do not. Where appropriate, the discussion below provides a comparison of the actual results for the second quarter and first half of 1997 with the proforma combined CBS and Infinity results for the second quarter and first half of 1996.

Revenues for the television station group declined $13 million or 6% for the second quarter of 1997 and $24 million or 6% for the first six months of 1997 compared to the same periods last year. Lower ratings in certain markets contributed to the decline. The 1996 first half also had revenues from WPRI, the Providence, Rhode Island station sold in July 1996. Despite the lower revenues, operating profit decreased only slightly in the second quarter of 1997 and was flat for the first half of 1997 as cost improvements at the stations offset much of the decreased revenues.

The network experienced a 7% decrease in revenues for the second quarter of 1997 and was flat for the first half of 1997 compared to the same periods last year primarily as a result of a decline in key demographics. Operating profit declined significantly as a result of higher programming costs, primarily associated with entertainment, sports, and syndication costs, and lower audience levels in key demographic categories. The decline in the favorable effect from purchase price accounting adjustments related to program rights acquired in the purchase of CBS contributed to the lower profit levels.

On a proforma combined basis, sales for radio for the second quarter of 1997 increased $40 million or nearly 12% while sales for the six months ended June 30, 1997 increased $87 million or 14% compared to the same periods of 1996, continuing to outperform the radio industry. Operating profit, on a proforma combined basis, increased nearly 18% and 23%, respectively, for the same periods as a result of the increased revenues and significant benefits from cost reduction activities. Results for the radio group include amortization of goodwill and intangible assets related to the Infinity acquisition.

Other Media Businesses includes operating results for CBS Cable and EYEMARK Entertainment (EYEMARK) which produces and distributes programming. Revenues for CBS Cable increased 24% and 20% for the second quarter and first six months of 1997, respectively, compared to the same periods last year, primarily as a result of increased sales for sports and other cable services and the June 1996 acquisition of TeleNoticias, a 24-hour, Spanish-language news service. Operating profit, however, declined for the same periods of 1997 compared to last year primarily due to increased expenses related to TeleNoticias and costs to develop and launch Eye On People, a new cable channel which debuted March 31, 1997. The acquisition of TNN and CMT later in the third quarter of 1997 is expected to strengthen the group s cable business. Revenues for EYEMARK increased in the second quarter and first half of 1997 compared to the same periods last year. The operating losses for EYEMARK also improved due to the mix of programming.

Costs for the Media group's headquarters and amortization of all goodwill arising from the CBS acquisition comprise Other Media. In the first quarter of 1996, Other Media included a $41 million restructuring charge for Westinghouse's actions to obtain operational synergies between CBS and Westinghouse. The cost of the CBS actions was recognized in connection with the CBS acquisition. Goodwill amortization related to the CBS acquisition totals $30 million per quarter.

Earnings before interest, taxes, depreciation, and amortization (EBITDA) is a widely accepted financial indicator of a company's ability to incur and service debt. It is commonly used in the media industry as a surrogate for cash flows. EBITDA differs from operating cash flows for the group primarily because it does not consider certain changes in assets and liabilities from period to period. For the entire Media group, EBITDA totalled $261 million for the second quarter of 1997 and $371 million for the first half of 1997, essentially flat with the same periods in 1996, excluding the restructuring charge recognized in the first quarter of 1996. On a proforma combined basis, EBITDA for the second quarter of 1997 and 1996 was $261 million and $340 million, respectively, while EBITDA for the first half of 1997 and 1996 was $371 million and $486 million, respectively.

Power Systems

Power Systems includes results for the Energy Systems and Power Generation business units. For the second quarter of 1997, sales for Power Systems increased nearly 15%, while sales for the six months ended June 30, 1997 increased 8% compared to the same periods of 1996. Excluding special items in 1996, operating profit for Power Systems increased $25 million for the second quarter of 1997 compared to the second quarter of 1996, while the operating loss for the first half of 1997 increased slightly.

Energy Systems sales for the second quarter of 1997 were flat compared to the second quarter of 1996, while operating profit was up 30%, excluding an $11 million charge for environmental remediation activities in the second quarter of 1996. Increased service sales from a strong spring outage season and cost reduction activities generated the increase in operating profit for the quarter. For the six months ended June 30, 1997, sales for Energy Systems decreased 7% while the operating loss, excluding special items in the 1996 period, increased sharply. The 1996 period included the $11 million remediation charge and a $21 million restructuring charge taken in the first quarter of 1996. The primary reason for the decrease in sales and operating profit for the six month period was a $49 million adjustment to both sales and operating profit following a comprehensive reevaluation of the work scope and costs to complete a complex international nuclear project which originated in 1993. Although this $352 million contract remains profitable, management has determined that the Corporation's profit will be less than originally estimated. Orders for the second quarter and first six months of 1997 were down 32% and 28%, respectively, primarily due to several large fuel reload orders in the first and second quarters of 1996 and the delay of several 1997 fuel orders until the third quarter of 1997.

Power Generation's orders for the second quarter of 1997 decreased $70 million or 10% compared to the second quarter of 1996, while orders for the first half of 1997 declined $339 million compared to the same period last year. Delays in project bookings due to timing of financial closings was the primary cause of the decreased order level. Also, although there continues to be a high level of negotiation activity, orders are expected to trail 1996's volume.

Revenues in Power Generation increased $120 million or 26% for the second quarter of 1997 and $161 million or 18% for the first six months of 1997 compared to the same periods last year. Higher service and new equipment sales were the primary reasons for this revenue increase. The operating loss declined $18 million for the second quarter of 1997 and $41 million for the first half of 1997 compared to the same periods in 1996, excluding a $5 million litigation charge and a $50 million restructuring charge recognized in the first quarter of 1996. Higher service revenues and cost improvements from restructuring programs caused the decrease in the operating loss.

The operating loss for the first quarter of 1996 for Other Power Systems, which primarily reflects discounts on prior litigation settlements, included a $289 million special charge for estimated losses associated with potential litigation settlements. Excluding this charge, the operating losses for the second quarter and first six months of 1997 improved $3 million from the same periods last year.

Government Operations

Revenues for the second quarter and first six months of 1997 were down 8% compared to the same periods of 1996. The loss of the Hanford Department of Energy (DOE) contract in late 1996 was the primary reason for the sales decline. The operating profit for the second quarter of 1997 increased $6 million or 46% compared to the second quarter of 1996 largely due to the timing of fees from several government contracts. Operating profit for the first half of 1997 decreased $2 million or 7% compared to the first half of 1996, primarily as a result of the loss of the Hanford contract.

Thermo King

Thermo King orders for the second quarter of 1997 were up 12%. A strong bus air conditioning market in North America and Europe was largely responsible for this increase. Orders for the first six months of 1997 were up 8% from the 1996 period primarily due to a large container order received in the first quarter of 1997. Despite increased revenues from bus air conditioning, sales for the quarter and six months were essentially flat due primarily to the strong U. S. dollar. While the European truck and trailer market remains stagnant, the worldwide bus air conditioning markets are surging. Operating profit increased 6% for the second quarter and first six months of 1997 compared to the same periods last year as revenues from increased bus air conditioning sales, improved conditions in the North American truck and trailer industry, lower material costs, and productivity improvements enhanced profitability.

Corporate and Other

Corporate and Other includes the cost of corporate activities that are managed for the benefit of the entire Corporation and the results of operations for the Corporation's non-strategic and divested businesses.

Sales for the second quarter and first six months of 1997 were down 47% and 44%, respectively, due primarily to the 1996 sale of several non-strategic businesses. The operating loss, excluding the first quarter 1996 charge of $248 million for restructuring, litigation, and other matters, and a second quarter 1996 charge of $164 million for environmental remediation activities, was down slightly for the 1997 second quarter and first half. Cost reductions from restructuring activities have caused corporate overhead costs to be lower than the prior year. However, costs associated with the Corporation's continuing pension obligation for retirees who were part of the defense and electronic systems business sold in March 1996 continues to unfavorably impact operating profit and offset the improvement in overheads. These pension costs for January and February of 1996 were included in Discontinued Operations as part of the results for that business prior to its disposal.


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

During 1996, management approved new restructuring projects with costs totalling $273 million, $123 million in the first quarter and $150 million in the fourth quarter, primarily for consolidation of facilities and the separation of employees. As of June 30, 1997, $180 million had been expended on the 1996 programs, $124 million of which was cash. Future cash expenditures for these programs are estimated to approximate $48 million for the remainder of 1997, and $20 million for 1998 and beyond.

In addition to the reserves established in 1996, restructuring reserves were also established in 1994 and 1995. The employee separations and restructuring expenditures included in the 1994 and 1995 plans are essentially complete. In addition, a CBS restructuring plan was adopted in conjunction with the acquisition in November 1995. Implementation of this plan will continue over the next two years.

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

The Corporation expects to continue to identify restructuring initiatives at its business units and its Corporate headquarters in an ongoing effort to reduce its overall cost structure and improve competitiveness, particularly in light of the impending separation. Additional restructuring initiatives are likely in 1997.

DISCONTINUED OPERATIONS

At June 30, 1997, the assets and liabilities of Discontinued Operations included those related to the remaining operations from the CISCO segment and the environmental services business, the remaining securities from the land development subsidiary, other miscellaneous securities, the leasing portfolio, and deferred income taxes. Liabilities also included debt and the estimated losses and divestiture costs associated with all Discontinued Operations, including estimated results of operations through divestiture. During the second quarter of 1997, the Corporation completed the sale of two businesses and an operating facility of the environmental services business.

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

Management believes that the net proceeds anticipated from the continued liquidation of assets of Discontinued Operations will be sufficient to fund the liabilities of Discontinued Operations, including the repayment of its debt. Management further believes that the liability for the estimated loss on disposal of Discontinued Operations of $370 million at June 30, 1997 is adequate to cover future operating costs, estimated losses, and the remaining divestiture costs associated with all discontinued businesses.

OTHER INCOME AND EXPENSES

Other income and expenses generated income of $18 million in the second quarter of 1997 and $52 million for the first six months of 1997 compared to income of $8 million and a loss of $138 million for the same periods of 1996. The 1997 income included the sale of an equity investment in a regional sports network. During the first quarter of 1996, a comprehensive review was undertaken by the Corporation to identify non-strategic assets. A charge of $152 million was recognized during the quarter for losses expected to be realized upon the sale of those assets.

INTEREST EXPENSE

Interest expense for Continuing Operations for the second quarter and first half of 1997 was $122 million and $236 million, respectively, compared to $109 million and $255 million, respectively, for the same periods in 1996. The increase in interest expense in the second quarter of 1997 is the result of higher average debt primarily attributable to debt assumed in the December 31, 1996 acquisition of Infinity. Average debt for the first six months of 1997 was significantly lower than the prior year because of the January and February 1996 impact of the CBS acquisition debt prior to its repayment from the proceeds of major divestitures.

INCOME TAXES

The Corporation's effective income tax rate for Continuing Operations for the second quarter and first half of 1997 was a benefit of 96% and 11%, respectively, compared to a benefit of 33% and 34%, respectively, for the same periods of 1996. Because of the amortization of non-deductible goodwill for CBS and Infinity and the impact of special transactions, these rates can vary dramatically depending on the Corporation's income or loss levels.

At June 30, 1997, the Corporation had recorded net deferred income tax benefits totalling $1,355 million compared to $1,411 million at December 31, 1996. As a result of these net deferred income tax benefits, cash payments for federal income taxes are minimal. Management believes that the Corporation's tax planning strategies combined with its future taxable income will make it more likely than not that the net deferred tax asset will be realized. Realization of the net deferred tax asset will be reevaluated at the time of the separation of the businesses.


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

As discussed previously, the Corporation intends to separate its media and industrial businesses through a tax-free dividend of the industrial businesses to shareholders. As currently contemplated, the media company will retain all debt obligations of the current Westinghouse as well as the $1.5 billion tax net operating loss carryforward. The media company also will retain the pension and postretirement benefit obligations while the industrial businesses will assume other non-debt obligations generated by the Corporation's industrial businesses in earlier years. Management currently anticipates the separation will occur in the fourth quarter of 1997. However, there can be no assurance that all of the assets, liabilities and contractual obligations will be transferred as currently contemplated or that changes will not be made to the separation plan.

The Corporation has and will continue to monetize non-strategic assets. In 1996, the Corporation adopted plans to exit its environmental services business and CISCO. In addition to the $3.6 billion of cash generated by the sale of Knoll and the defense and electronic systems business, sales of various non-strategic assets in 1996 generated cash proceeds of approximately $550 million. During 1997, sales of non-strategic assets could generate additional cash of approximately $300 million. The majority of these proceeds are anticipated to be received in the second half of the year.

Total debt for the Corporation was $6,630 million at June 30, 1997, of which $527 million was included in Discontinued Operations and will be repaid through the liquidation of those assets. Debt of Continuing Operations of $6,103 million increased $453 million from December 31, 1996 reflecting higher working capital requirements at several of its businesses. The Corporation's debt of Continuing Operations is expected to remain at approximately this level for the remainder of the year.

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

Operating Activities

The following table provides a reconciliation of net income to cash used by operating activities of Continuing Operations for the six months ended June 30, 1997 and 1996:

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
(in millions) (unaudited)

                                                       Six Months Ended June 30
                                                       ------------------------
                                                        1997              1996
                                                        ----              ----
Loss from Continuing Operations                       $ (150)           $ (747)
Adjustments to reconcile loss from
  Continuing Operations to net cash used
  for operating activities:
    Depreciation and amortization                        270               209
    Losses (gains) on asset dispositions                 (24)              150
    Other noncash adjustments                            (33)             (104)

Changes in assets and liabilities, net of effects
  of acquisitions and divestitures of businesses:
    Receivables, current and noncurrent                   36                18
    Inventories                                           13               (38)
    Accounts payable                                    (282)             (252)
    Deferred and current income taxes                      1              (145)
    Environmental liabilities                            (16)              203
    Accrued restructuring costs                         (157)               71
    Liabilities for asset dispositions                   (33)               98
    Other assets and liabilities                        (202)              (87)
                                                      ------            ------
Cash used for operating activities
  of Continuing Operations                            $ (577)           $ (624)
                                                      ======            ======

The operating activities of Continuing Operations used $577 million of cash during the first six months of 1997 compared to cash used of $624 million during the first six months of 1996. The two primary factors contributing to the use of cash in the first half of 1997 were a significant reduction in accounts payable and higher restructuring expenditures. Restructuring spending increased in the first half of 1997 relative to the first half of 1996. This was primarily attributable to expenditures associated with the restructuring plans adopted in late 1996.

The Corporation's pension contribution level for 1997, which is expected to be approximately $250 million to $300 million, is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years. In July 1997, the Corporation began making its pension contributions quarterly pursuant to certain minimum funding requirements.

The operating activities of Discontinued Operations used $61 million of cash during the first six months of 1997 compared to $382 million of cash used during the same period of 1996. During 1996, a significant amount of cash was used for the divestiture costs of Knoll and the defense and electronic systems business as well as in the operations of those businesses through the date of their disposal.

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

Investing Activities

Investing activities provided $25 million of cash during the first six months of 1997 compared to $3.4 billion of cash provided during the same period of 1996. In the first half of 1997, the Corporation had investing cash outflows related to the acquisition of Buspack, a transit advertising company in the United Kingdom, and a $20 million payment in conjunction with a swap of three radio stations in Orlando for two radio stations in Chicago. Acquisition cash outflows in the first six months of 1996 included the purchase of two Chicago radio stations.

Investing cash inflows from business divestitures in the first half of 1997 included proceeds from the sale of several radio stations and two businesses and an operating facility of the environmental services business. In the first half of 1996, the Corporation completed the sales of Knoll and the defense and electronic systems business, generating $3.6 billion of cash.

Capital expenditures were $80 million for the first six months of 1997, a decrease of $14 million from the same period of 1996. Capital spending during 1997 is expected to be slightly higher than 1996 primarily driven by the Media group.

Financing Activities

Cash provided by financing activities during the first six months of 1997 totalled $598 million compared to cash used of $2.5 billion during the same period of 1996. The cash outflows in the first half of 1997 included $149 million to extinguish the long-term debt previously issued by Infinity. The cash outflows in the first half of 1996 included $3.6 billion of debt prepaid upon the sales of Knoll and the defense and electronic systems business.

Total borrowings under the Corporation's $5.5 billion revolving credit facility were $4.0 billion at June 30, 1997 (see Revolving Credit Facility). These borrowings were subject to a floating interest rate of 6.5% at June 30, 1997, which was based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

Dividends paid in the first six months of 1997 and 1996 included $23 million for the Series C preferred stock, which the Corporation replaced with 31,859,026 shares of common stock on May 30, 1997. Common stock dividends increased $19 million in the first half of 1997 compared to 1996 because of additional shares outstanding.

At June 30, 1997, the Corporation had a shelf registration statement for debt securities with an unused amount of $400 million.

Revolving Credit Facility

On August 29, 1996, the Corporation executed a new five-year revolving credit agreement with total commitments of $5.5 billion. The unused capacity under the facility equaled $1.5 billion as of June 30, 1997. Borrowing availability under the revolver is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, and restrictions on liens incurred. During the first quarter of 1997, this agreement was amended twice.

The Corporation is subject to financial covenants including a maximum leverage ratio, a minimum interest coverage ratio, and minimum consolidated net worth. These covenants become more restrictive over the remaining term of the agreement. At June 30, 1997, the Corporation was in compliance with these covenants.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the Corporation was held on April 30, 1997.

(b) The following matters were submitted to a vote of the shareholders at the annual meeting.

         (i) In connection with the election of fourteen directors, the following votes were cast for or withheld from the following candidates.

                                              FOR           WITHHELD
                                              ---           --------
                Frank C. Carlucci         525,391,778      7,774,741
                Robert E. Cawthorn        526,593,142      6,573,377
                Gary M. Clark             526,434,862      6,731,657
                George H. Conrades        526,614,341      6,552,178
                William H. Gray III       525,762,438      7,404,081
                Michael H. Jordan         526,300,310      6,866,209
                Mel Karmazin              526,575,150      6,591,369
                David K. P. Li            513,327,963     19,838,556
                Peter A. Lund             526,498,423      6,668,096
                David T. McLaughlin       526,160,551      7,005,968
                Richard R. Pivirotto      525,957,131      7,209,388
                Raymond W. Smith          526,365,765      6,800,754
                Paula Stern               526,444,513      6,722,006
                Robert D. Walter          526,598,665      6,567,854

         (ii) A management proposal regarding the election of KPMG Peat Marwick LLP as independent accountants was presented at the meeting and 528,881,488 shares of common stock were voted for, 2,303,604 shares were voted against, and 1,981,427 shares abstained in connection with the adoption of this resolution, the text of which is set forth on pages 34 and 35 of the Corporation's Proxy Statement dated March 17, 1997, and incorporated herein by reference.

         (iii) A shareholder's resolution concerning redemption of the shareholder rights issued pursuant to the Corporation's Shareholder Rights Plan was presented at the meeting and 170,637,896 shares of common stock were voted for, 250,977,168 shares were voted against, 7,965,710 shares abstained, and there were 103,585,745 broker non-votes in connection with this resolution, the text of which is set forth on pages 35 through 38 of the Corporation's Proxy Statement dated March 17, 1997, and incorporated herein by reference.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)     EXHIBITS

       (3)  ARTICLES OF INCORPORATION AND BYLAWS

          (a) The Restated Articles of the Corporation, as amended to July 25, 1997.

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

          (g*)  The 1991 Long-Term Incentive Plan, as amended to January
                29, 1997, is incorporated herein by reference to Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 1997.

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

          (l*) CBS Supplemental Executive Retirement Plan, as amended to November 15, 1995, is incorporated herein by reference to
                Exhibit 10(n) to Form 10-K for the year ended 1996.

          (m*) CBS Bonus Supplemental Executive Retirement Plan, as amended, to November 15, 1995, is incorporated herein by reference to Exhibit 10(o) to Form 10-K for the year ended 1996.

          (n) First Amendment, dated as of January 29, 1997 to the Credit Agreement, dated as of August 29, 1996, among Westinghouse Electric Corporation, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guarantee Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(p) to Form 10-Q for the quarter ended March 31, 1997.

          (o) Second Amendment, dated as of March 21, 1997, to the Credit Agreement, dated as of August 29, 1996, as amended by the First Amendment thereto dated as of January 29, 1997, among Westinghouse Electric Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guarantee Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(q) to Form 10-Q for the quarter ended March 31, 1997.

          (p) Agreement and Plan of Merger, dated as of February 9, 1997, among Westinghouse Electric Corporation, G Acquisition Corp., and Gaylord Entertainment Company is incorporated herein by reference to Exhibit 99.2 to Form 8-K of Westinghouse Electric Corporation, dated as of February 11, 1997.

          (q*) Employment Agreement between the Corporation and Mel Karmazin, made as of June 20, 1996 and effective as of December 31, 1996, is hereby incorporated by reference to Exhibit 10(s) to Form 10-Q for the quarter ended March 31, 1997.

        (r*) Amended and restated Infinity Broadcasting Corporation Stock Option Plan is incorporated herein by reference to Exhibit
              4.4 to the Corporation's Registration Statement No. 333-13219 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.

        (s*) The WCK Acquisition Corp. Stock Option Plan is incorporated herein by reference to Exhibit 4.5 to the Corporation's Registration Statement No. 333-13219 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.

        (t*) Infinity Broadcasting Corporation Warrant Certificate No. 3 to Mel Karmazin is incorporated herein by reference to
              Exhibit 4.6 to the Corporation's Registration Statement No. 333-13219 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.


* Identifies management contract or compensatory plan or arrangement.


(11)         Computation of Per Share Earnings

(12)(a)      Computation of Ratio of Earnings to Fixed Charges

(12)(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(27)         Financial Data Schedule


B)     REPORTS ON FORM 8-K:

            A Current Report on Form 8-K (Items 5 and 7) dated April 25, 1997, filing financial information for the three months ended March 31, 1997.

            A Current Report on Form 8-K (Items 5 and 7) dated May 9, 1997, announcing the departure of Francis J. Harvey from the Corporation.

            A Current Report on Form 8-K (Items 5 and 7) dated May 27, 1997, announcing organization changes at CBS Inc. and the departure of Peter Lund.

            A Current Report on Form 8-K (Items 5 and 7) dated May 30, 1997, announcing Dr. Ernest H. Drew will become Chief
            Executive Officer of Westinghouse's Industries and Technology
            Group.

            A Current Report on Form 8-K (Items 5 and 7) dated June 18, 1997, announcing modification to the Corporation's previously announced separation plan.

            A Current Report on Form 8-K (Item 5) dated June 23, 1997, reporting Westinghouse's intention to redeem the Shareholder Rights Plan in January 2001.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 1997.


                                          WESTINGHOUSE ELECTRIC CORPORATION


                                          /s/ CAROL V. SAVAGE
                                          ------------------------
                                          Vice President and
                                          Chief Accounting Officer