Form 10-Q
period 1997-09-30
WESTINGHOUSE ELECTRIC CORP
filed 1997-11-14
CIK 106413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004



                                   FORM 10-Q

   (Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                              ------------------

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

                                 (412) 244-2000
                                 ---------------
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

        Common stock 711,262,160 shares outstanding at October 31, 1997
        ---------------------------------------------------------------

                       WESTINGHOUSE ELECTRIC CORPORATION
                                     INDEX
                        --------------------------------




                                                                        PAGE NO.
                                                                        --------
   PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

            Condensed Consolidated Statement of Income                     3

            Condensed Consolidated Balance Sheet                           4

            Condensed Consolidated Statement of Cash Flows                 5

            Notes to the Condensed Consolidated
              Financial Statements                                      6-16

            Item 2.  Management's Discussion and Analysis
                       of Financial Condition and
                       Results of Operations                           16-32

   PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings                                    32

            Item 6.  Exhibits and Reports on Form 8-K                  33-35

   SIGNATURE                                                              36

PART I.  FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                       WESTINGHOUSE ELECTRIC CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
               (in millions except per share amounts) (unaudited)

                                               Three Months Ended         Nine Months Ended
                                                   September 30              September 30
                                               ------------------         -----------------
                                               1997          1996         1997         1996
                                               ----          ----         ----         ----
   Sales and operating revenues               $ 1,283       $  910       $ 3,892     $ 3,127
   Operating expenses                          (1,038)        (772)       (3,316)     (2,728)
   Depreciation and amortization                 (107)         (68)         (317)       (210)
   Pension and postretirement benefits
     of divested businesses                       (35)         (30)         (106)        (84)
                                              -------        -----       -------     -------
   Operating profit                               103           40           153         105
   Other income (expenses), net (note 4)            4           22            61          35
   Interest expense                              (102)         (88)         (305)       (316)
                                              -------        -----       -------     -------
   Income (loss) from Continuing
     Operations before income taxes
     and minority interest in income
     of consolidated subsidiaries                   5          (26)          (91)       (176)
   Income tax benefit (expense)                   (25)           1           (32)         19
   Minority interest in income of
     consolidated subsidiaries                      1           (1)            2          (1)
                                              -------        -----       -------     -------
   Loss from Continuing Operations                (19)         (26)         (121)       (158)
                                              -------        -----       -------     -------
   Discontinued Operations, net of
     income taxes (note 8):
     Income (loss) from Discontinued
       Operations                                (143)          28          (191)       (638)
     Estimated gain on disposal of
       Discontinued Operations                   --           --            --         1,018
                                              -------        -----       -------     -------
   Income (loss) from Discontinued
       Operations                                (143)          28          (191)        380

   Extraordinary Item:
     Loss on early extinguishment of
      debt (note 5)                              --            (30)         --           (93)
                                              -------        -----       -------     -------
   Net income (loss)                          $  (162)      $  (28)      $  (312)    $   129
                                              =======       ======       =======     =======

   Earnings (loss) per common share:
     Continuing Operations                    $ (0.03)      $(0.06)      $ (0.19)    $ (0.36)
     Discontinued Operations                    (0.22)        0.06         (0.29)       0.86
     Extraordinary Item                          --          (0.06)          --        (0.21)
                                              -------       ------       -------     --------
   Earnings (loss) per common share           $ (0.25)      $(0.06)      $ (0.48)    $  0.29
                                              =======       ======       =======     =======

   Cash dividends per common share            $  0.05       $ 0.05       $  0.15     $  0.15
                                              =======       ======       =======     =======

         See Notes to the Condensed Consolidated Financial Statements.

                       WESTINGHOUSE ELECTRIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (in millions)

                                                 September 30, 1997    December 31, 1996
                                                 ------------------    -----------------
   ASSETS                                            (unaudited)
   ------
     Cash and cash equivalents                         $    74              $   129
     Customer receivables                                  886                  783
     Program rights                                        435                  431
     Deferred income taxes                                 382                  377
     Prepaid and other current assets                      143                  182
                                                       -------              -------
     Total current assets                                1,920                1,902
     Plant and equipment, net                            1,052                1,017
     FCC licenses, net                                   2,185                2,199
     Goodwill, net                                       9,731                8,721
     Net assets of Discontinued Operations (note 8)      2,055                1,646
     Other intangible and noncurrent assets (note 6)     1,668                1,567
                                                       -------              -------
     Total assets                                      $18,611              $17,052
                                                       =======              =======
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
     Short-term debt                                   $   177              $   484
     Current maturities of long-term debt                   63                    4
     Accounts payable                                      161                  421
     Liabilities for talent and program rights             269                  308
     Other current liabilities (note 7)                    894                1,165
                                                       -------              -------
     Total current liabilities                           1,564                2,382
     Long-term debt                                      5,969                5,147
     Pension liability                                   1,284                1,061
     Other noncurrent liabilities (note 7)               2,719                2,728
                                                       -------              -------
     Total liabilities                                  11,536               11,318
                                                       -------              -------
     Contingent liabilities and commitments (note 9)
     Minority interest in equity of consolidated
       subsidiaries                                          4                    3
     Shareholders' equity (note 10):
     Preferred stock, $1.00 par value (25 million
       shares authorized):
        Series C conversion preferred (0 million
         and 4 million shares issued)                        -                    4
     Common stock, $1.00 par value (1,100 million
       shares authorized, 712 million and 609 million
       shares issued)                                      712                  609
     Capital in excess of par value                      7,026                5,376
     Common stock held in treasury                        (530)                (546)
     Minimum pension liability adjustment                 (796)                (796)
     Cumulative foreign currency translation
       adjustments                                          (2)                   -
     Retained earnings                                     661                1,084
                                                       -------              -------
     Total shareholders' equity                          7,071                5,731
                                                       -------              -------
     Total liabilities and shareholders' equity        $18,611              $17,052
                                                       =======              =======


         See Notes to the Condensed Consolidated Financial Statements.

                       WESTINGHOUSE ELECTRIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                           (in millions) (unaudited)

                                                       Nine Months Ended September 30
                                                       ------------------------------
                                                          1997                1996
                                                          ----                ----
   Cash used for operating activities
     of Continuing Operations                           $ (165)             $ (327)

   Cash used for operating activities
     of Discontinued Operations                           (677)               (552)

   Cash flows from investing activities:
     Business acquisitions                                 (50)               (115)
     Business divestitures and other asset liquidations    163               3,735
     Capital expenditures                                 (131)               (146)
                                                        ------              ------
   Cash (used) provided by investing activities            (18)              3,474
                                                        ------              ------
   Cash flows from financing activities:
     Bank revolver borrowings                            2,690               5,813
     Bank revolver repayments                           (1,550)             (3,138)
     Net change in other short-term debt                  (314)               (336)
     Repayments of long-term debt                         (149)             (5,012)
     Stock issued                                          211                  93
     Dividends paid                                       (113)                (98)
     Bank fees paid and other                               (8)                (12)
                                                        ------              ------
   Cash provided (used) by financing activities            767              (2,690)
                                                        ------              ------
   Decrease in cash and cash equivalents                   (93)                (95)
   Cash and cash equivalents at beginning of period        233                 226
                                                        ------              ------
   Cash and cash equivalents at end of period for
     Continuing and Discontinued Operations             $  140              $  131
                                                        ======              ======

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid:
     Continuing Operations                              $  290              $  322
     Discontinued Operations                                71                  82
                                                        ------              ------
   Total interest paid                                  $  361              $  404
                                                        ======              ======
   Income taxes paid                                    $   47              $   64
                                                        ======              ======


         See Notes to the Condensed Consolidated Financial Statements.
          See note 2 for a description of noncash transactions.

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

   When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules, and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form 10-K/A Amendment No. 1 dated July 14, 1997. Reference also should be made to the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1997, as amended by Form 10-Q/A Amendment No. 1 dated July 14, 1997 and the quarter ended June 30, 1997. However, certain financial information presented in these reports has been subsequently reclassified for comparative purposes as discussed below.

   During recent years, the Corporation has made several changes to its business portfolio. A number of business segments were identified as non-strategic and were reclassified as Discontinued Operations. When appropriate, financial information previously issued was restated to give effect to the classification of these businesses as Discontinued Operations in accordance with Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." See note 8 to the financial statements.

   In November 1996, Westinghouse announced that its Board of Directors had conditionally approved a plan for a strategic restructuring whereby Westinghouse would separate its media and industrial businesses. Westinghouse planned to separate its industrial businesses by way of a tax-free dividend to shareholders forming a publicly-traded company to be called Westinghouse Electric Company (WELCO). Modifications were made to the restructuring plan in June 1997 such that WELCO would consist primarily of the manufacturing and services businesses for the nuclear and fossil-fueled power generation industry and the government operations business. In addition, WELCO would assume environmental and litigation-related liabilities associated with its current businesses and certain divested businesses. Westinghouse would retain the media businesses, Thermo King, debt, and essentially all pension and postretirement benefit obligations accrued through the date of separation for current and former employees.

   A registration statement for WELCO was filed with the Securities and Exchange Commission on August 13, 1997. A ruling was received from the Internal Revenue Service that the separation would qualify as a tax free spin-off to Westinghouse and its shareholders. In September 1997, the Corporation reached a definitive agreement to sell Thermo King, its transport temperature control business, for cash proceeds of $2.56 billion. All of the assets and liabilities and the results of operations for WELCO as presented in the registration statement and Thermo King were reclassified as Discontinued Operations as of September 30, 1997 for all periods presented. The sale of Thermo King was completed on October 31, 1997.

   However, in light of consolidation in the power industry, the Corporation considered offers by various parties to acquire certain of the industrial businesses. On November 14, 1997, the Corporation announced a definitive agreement to sell its Power Generation business for $1.525 billion in cash. The remaining industrial businesses, consisting primarily of Energy Systems and Government Operations, will be divested in the near term. Certain of WELCO's environmental and litigation-related liabilities may not be assumed by other parties in the divestiture transactions and, therefore, have been separately presented as retained liabilities of discontinued businesses. See note 9 to the financial statements.

   On December 31, 1996, the Corporation acquired Infinity Broadcasting Corporation (Infinity). On September 30, 1997, the Corporation completed the acquisition of Gaylord Entertainment Company's (Gaylord) two major cable networks - The Nashville Network (TNN) and Country Music Television (CMT). See note 2 to the financial statements.

   On September 19, 1997, the Corporation announced that it had reached a definitive agreement to acquire American Radio Systems' radio broadcasting operations for $1.6 billion of cash plus the assumption of approximately $1 billion of debt. The transaction is expected to close in the second quarter of 1998.

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

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the dual presentation of basic and diluted earnings per share. Basic and diluted earnings per share calculated in accordance with this standard would have been losses of $0.26 and $0.10 for the three months ended September 30, 1997 and 1996, respectively, a loss of $0.53 for the nine months ended September 30, 1997, and income of $0.23 for the nine months ended September 30, 1996. The Corporation will adopt this standard as of December 31, 1997, as required. Early adoption is not permitted.

   In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" were issued. The Corporation will adopt these standards in 1998.

   2.  ACQUISITIONS

   On December 31, 1996, the Corporation acquired Infinity for $3.8 billion of equity and $.9 billion of debt. The acquisition, which was accounted for under the purchase method, resulted in an increase in the Corporation's shareholders' equity at year-end 1996 of $3.8 billion from the issuance of 183 million shares of Westinghouse common stock and the conversion of Infinity options into options to acquire approximately 22 million additional shares of Westinghouse common stock. The operating results of Infinity have been included in the consolidated statement of income beginning January 1, 1997.

   On September 30, 1997, the Corporation acquired Gaylord's two major cable networks, TNN and CMT. The acquisition included the domestic and international operations of TNN and the U.S. and Canadian operations of CMT, and approximately $50 million of working capital. The total purchase price of $1.55 billion was paid through the issuance of 59 million shares of Westinghouse common stock. The acquisition, which was accounted for under the purchase method, is reflected in the September 30, 1997 consolidated balance sheet. Based on preliminary estimates, which may be revised at a later date, the excess of the consideration paid over the estimated fair value of net assets acquired of approximately $1.2 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The operating results of the Gaylord networks will be included in the consolidated statement of income beginning October 1, 1997.

   Prior to the acquisition, the Corporation provided certain services to TNN and CMT for which it received a commission. Additionally, the Corporation owned a 33% interest in CMT.

   The following unaudited proforma information combines the consolidated results of operations of the Corporation with those of Infinity and the Gaylord networks as if these acquisitions had occurred at the beginning of 1996. The proforma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill and other identified intangible assets, increased interest expense from Infinity acquisition debt, related income tax effects, and the issuance of additional shares in connection with the acquisitions.

   PROFORMA RESULTS OF OPERATIONS
   (in millions except per share amounts) (unaudited)

                                      Three Months Ended        Nine Months Ended
                                         September 30             September 30
                                      ------------------        -----------------
                                      1997          1996        1997         1996
                                      ----          ----        ----         ----
   Sales and operating revenues     $1,349        $1,168      $4,094       $3,845
   Interest expense                   (102)         (109)       (305)        (379)
   Loss from Continuing Operations     (19)          (27)       (119)        (183)
   Loss per common share -
     Continuing Operations           (0.03)        (0.04)      (0.17)       (0.26)


   This proforma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Infinity and Gaylord acquisitions been consummated on January 1, 1996. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

   3.  RESTRUCTURING, LITIGATION AND OTHER MATTERS

   In 1996, the Corporation took several actions to streamline its businesses and resolve various litigation and other matters. Certain of these actions resulted in the recognition of charges to operating profit. Most of these charges related to businesses that subsequently were reclassified as Discontinued Operations.

   Included in Continuing Operations in the first nine months of 1996 were charges totalling $76 million. The Corporation recognized costs for new restructuring programs of $41 million for Westinghouse's actions to obtain operational synergies between CBS Inc. (CBS) and Westinghouse. An additional $7 million of restructuring costs was recognized for corporate overhead reductions. A charge of $28 million was recognized for pending litigation matters. No such charges were recognized in the first nine months of 1997.

   Included in Discontinued Operations in the first nine months of 1996 were costs totalling $946 million. The Corporation recognized costs for new restructuring projects of $77 million, primarily for the consolidation of facilities and the separation of employees. A charge of $458 million was recognized for pending litigation matters. Other costs of $30 million were recognized generally for costs associated with previously divested businesses. Following a comprehensive review of its environmental remediation obligations, the Corporation recognized a charge of $175 million for those matters.

   In 1996, the Corporation also adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to their estimated fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon the adoption of SFAS 121, an impairment charge of $54 million was recognized in the first quarter of 1996. In addition, an estimated loss of $152 million resulting from a decision to sell certain miscellaneous non-strategic assets was recognized. These charges were subsequently reclassified to Discontinued Operations.

   No such charges were recognized in the first nine months of 1997.

   4.  OTHER INCOME AND EXPENSES, NET (in millions) (unaudited)

                                           Three Months Ended        Nine Months Ended
                                              September 30              September 30
                                           ------------------        -----------------
                                           1997          1996        1997         1996
                                           ----          ----        ----         ----
   Interest income                        $   1         $   4       $   7        $  12
   Gain on disposition of assets              1            11          32           11
   Operating results - non-consolidated
     affiliates                               3             4           7            7
   Other                                     (1)            3          15            5
                                          -----         -----       -----        -----
   Other income and expenses, net         $   4         $  22       $  61        $  35
                                          =====         =====       =====        =====



   5.  EXTRAORDINARY ITEM

   On March 1, 1996 and August 29, 1996, the Corporation extinguished prior to maturity $3,565 million and $3,195 million of debt, respectively, under the then-existing $7.5 billion credit facility. These repayments represented all outstanding borrowings under that facility. As a result of the early extinguishment of debt and the write-off of related debt issue costs, the Corporation incurred an extraordinary loss of $93 million, net of a tax benefit of $60 million for the nine months ended September 30, 1996.

   6.  OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

                                                September 30, 1997    December 31, 1996
                                                ------------------    -----------------
                                                   (unaudited)
   Deferred income taxes                             $     -              $   310
   Other intangible assets                               889                  400
   Intangible pension asset                               40                   40
   Deferred charges                                       45                   39
   Joint ventures and other affiliates                   120                  142
   Recoverable costs of discontinued businesses
    (note 9)                                             211                  235
   Noncurrent receivables                                105                   91
   Program rights                                        135                  142
   Other                                                 123                  168
                                                     -------              -------
   Total other intangible and noncurrent assets      $ 1,668              $ 1,567
                                                     =======              =======

   7.  OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                              September 30, 1997    December 31, 1996
                                              ------------------    -----------------
                                                  (unaudited)
   Other current liabilities:
   -------------------------
   Accrued employee compensation                      $  106               $  127
   Income taxes currently payable                        160                  163
   Accrued interest and insurance                         91                   75
   Accrued restructuring costs                            26                   64
   Accrued liabilities                                   295                  363
   Retained liabilities of discontinued businesses
     (note 9)                                            114                  120
   Other                                                 102                  253
                                                      ------               ------
   Total other current liabilities                    $  894               $1,165
                                                      ======               ======
   Other noncurrent liabilities:
   ----------------------------
   Postretirement benefits                            $1,168               $1,158
   Postemployment benefits                                29                   28
   Deferred income taxes                                 172                    -
   Accrued restructuring costs                            13                   53
   Liabilities for talent and program rights              63                   52
   Accrued liabilities                                   232                  379
   Retained liabilities of discontinued businesses
     (note 9)                                            811                  806
   Other                                                 231                  252
                                                      ------               ------
   Total other noncurrent liabilities                 $2,719               $2,728
                                                      ======               ======

   8.  DISCONTINUED OPERATIONS

   As discussed in note 1, as of September 30, 1997, the Corporation reclassified as Discontinued Operations the assets, liabilities, and results of operations for WELCO and Thermo King. The Corporation had previously adopted several other separate plans to dispose of major segments of its business. These businesses have been accounted for as Discontinued Operations in accordance with APB 30.

   The table below summarizes each of the Corporation's segment disposal plans as well as the assets remaining as of September 30, 1997.

   Measurement Date    Line of Business                  Remaining Assets
   ----------------    ----------------                  ----------------
   September 1997      WELCO                             All assets and liabilities

   September 1997      Thermo King                       Sold October 31, 1997

   November 1996       Communication & Information
                          Systems (CISCO)                Several businesses

   March 1996          Environmental Services            Three waste incineration
                                                         plants

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

   November 1992       Westinghouse Electric Supply
                          Company (WESCO)                Miscellaneous securities

   In December 1995, Knoll and the defense and electronic systems business were reclassified as Discontinued Operations in connection with their planned disposition. Sales of both businesses were completed in the first quarter of 1996 for combined cash proceeds of $3.6 billion plus assumption by the buyer of certain pension and postretirement benefit liabilities associated with the active employees of the business. A combined after-tax gain of $1.2 billion was recognized. Exit plans for the CISCO segment and the environmental services line of business which were adopted later in 1996 reduced the after-tax gain by $.2 billion.

   Summarized operating results of the WELCO and Thermo King businesses follow:

   OPERATING RESULTS OF WELCO AND THERMO KING
   (in millions) (unaudited)

                                                      Nine Months Ended
                                                        September 30
                                                      -----------------
                                                1997                     1996
                                       ----------------------   ---------------------
                                               Thermo                    Thermo
                                       WELCO    King    Total    WELCO    King    Total
                                       -----   ------   -----    -----    -----   -----
   Sales of products and services     $2,181   $ 768   $2,949   $2,282   $ 747   $3,029
   Operating costs                    (2,567)   (617)  (3,184)  (3,175)   (605)  (3,780)
                                      ------   -----   ------   ------   -----   ------
   Operating profit (loss)              (386)    151     (235)    (893)    142     (751)
   Other income (expense)                (54)    (10)     (64)    (183)     (7)    (190)
                                      ------   -----   ------   ------   -----   ------
   Income (loss) before income taxes    (440)    141     (299)  (1,076)    135     (941)
   Income tax benefit (expense)          148     (40)     108      386     (27)     359
                                      ------   -----   ------   ------   -----   ------
   Net income (loss) prior to
      measurement date                $ (292)  $ 101   $ (191)  $ (690)  $ 108   $ (582)
                                      ======   =====   ======   ======   =====   ======

   Summarized operating results of businesses included in Discontinued Operations prior to 1997, grouped by measurement date, follow:

   OPERATING RESULTS OF PRE-1997 DISCONTINUED OPERATIONS
   (in millions) (unaudited)

   For the nine months ended September 30, 1997

                                                  Measurement Date
                                       ---------------------------------------
                                       1996       1995       1992        Total
                                       ----       ----       ----        -----
   Sales of products and services    $  233      $   -      $   9       $  242
   Loss before income taxes             (30)         -        (22)         (52)
   Income tax benefit                     8          -          -            8

   Net operating loss after measurement
    date charged to liability for
    estimated loss on disposal          (22)         -        (22)         (44)

   For the nine months ended September 30, 1996

                                                  Measurement Date
                                       ---------------------------------------
                                       1996       1995       1992        Total
                                       ----       ----       ----        -----
   Sales of products and services    $  424      $ 352      $  19       $  795
   Loss before income taxes            (121)       (78)       (13)        (212)
   Income tax benefit (expense)          27         (4)         -           23
   Net loss prior to measurement date   (56)         -          -          (56)

   Net operating loss after measurement
    date charged to liability for
    estimated loss on disposal          (38)       (82)       (13)        (133)




   The assets and liabilities of Discontinued Operations have been separately classified on the consolidated balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

   NET ASSETS OF DISCONTINUED OPERATIONS
   (in millions)

                                              September 30, 1997    December 31, 1996
                                              ------------------    -----------------
                                                  (unaudited)
   ASSETS:
     Cash and cash equivalents                       $   66               $  104
     Receivables                                        772                  867
     Inventories                                        739                  816
     Uncompleted contract costs over
       related billings                                 473                  677
     Plant and equipment, net                           787                  945
     Portfolio investments                              803                  845
     Deferred income taxes                            1,013                  746
     Other assets                                       549                  732
                                                     ------               ------
   Total assets -- Discontinued Operations            5,202                5,732
                                                     ------               ------
   LIABILITIES:
     Accounts payable                                   393                  706
     Uncompleted contract billings over
       related costs                                    335                  335
     Short-term debt                                     17                   18
     Current maturities of long-term debt                96                    2
     Liability for estimated loss on disposal           378                  829
     Long-term debt                                     433                  419
     Settlements and environmental liabilities          661                  757
     Other liabilities                                  834                1,020
                                                     ------               ------
   Total liabilities -- Discontinued Operations       3,147                4,086
                                                     ------               ------
   Net assets of Discontinued Operations             $2,055               $1,646
                                                     ======               ======

   Inventories of Discontinued Operations consist of the following:

   INVENTORIES (in millions)

                                              September 30, 1997    December 31, 1996
                                              ------------------    -----------------
                                                  (unaudited)
   Raw materials                                     $    81              $   130
   Work in process                                       406                  518
   Finished goods                                        125                  124
                                                     -------              -------
                                                         612                  772
   Long-term contracts in process                        997                  988
   Progress payments to subcontractors                    41                   48
   Recoverable engineering and development costs          76                   73
   Less:  Inventoried costs related to contracts
          with progress billing terms                   (987)              (1,065)
                                                     -------              -------
   Inventories, net                                  $   739              $   816
                                                     =======              =======


   At September 30, 1997, the assets and liabilities of Discontinued Operations included those related to the operations of WELCO and Thermo King, the remaining operations from both the CISCO segment and the environmental services business, the remaining securities from WCI, other miscellaneous securities, the leasing portfolio, and deferred income taxes. Liabilities also included debt and the estimated losses and divestiture costs associated with Discontinued Operations primarily related to pre-1997 plans, including estimated results of operations of certain businesses through divestiture.

   Portfolio investments consist primarily of receivables related to the leasing portfolio of Financial Services. Also included are real estate properties and investments in leasing partnerships. The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms and generally consists of direct financing and leveraged leases. At September 30, 1997 and December 31, 1996, 83% and 84% of the leases, respectively, related to aircraft and 17% and 16%, respectively, related to cogeneration facilities.

   On October 31, 1997, the Corporation completed the sale of Thermo King for $2.56 billion in cash. The proceeds were used to repay debt of Continuing Operations. On November 14, 1997, the Corporation announced a definitive agreement to sell Power Generation, the largest component of WELCO, for cash proceeds of $1.525 billion. The sale is expected to close in 1998. The remaining businesses of WELCO, consisting primarily of Energy Systems and Government Operations, are expected to be divested in 1998. In the fourth quarter, the Corporation will recognize the net gain on the sale of Thermo King, which is expected to exceed $1 billion and all of the remaining costs or losses associated with WELCO. In the aggregate, these transactions are not expected to result in a net loss.

   Except for the leasing portfolio, the remaining assets of the businesses discontinued prior to 1997 generally are expected to be divested in early 1998.

   Net assets of Discontinued Operations at September 30, 1997 also included $1.0 billion of net deferred income tax benefits. This amount included approximately $700 million associated with net operating loss carryforwards for U.S. federal income tax purposes that will be fully utilized by the Corporation with the sale of Thermo King. Deferred income taxes resulting from temporary differences between book and tax bases of the assets and liabilities of Discontinued Operations generally will be included in a divestiture transaction or transferred to Continuing Operations upon reversal and are not expected to result in the receipt or payment of cash by Discontinued Operations.

   Liabilities associated with divestitures are expected to be satisfied over the next several years. Debt of Discontinued Operations will be repaid using cash proceeds from the liquidation of assets of Discontinued Operations. Cash proceeds in excess of those required to repay the debt and satisfy the divestiture liabilities of Discontinued Operations, if any, will be transferred to Continuing Operations.

   9. CONTINGENT LIABILITIES AND COMMITMENTS

   Certain of WELCO's environmental and litigation-related liabilities may not be assumed by other parties in the pending divestiture transactions and, therefore, could be retained by the Corporation. These liabilities include environmental obligations that are not related to active properties of operating businesses, accrued product liability claims for divested businesses, liabilities associated with asbestos claims, and general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totalled $925 million at September 30, 1997, including amounts related to previously discontinued businesses of CBS. A separate asset of $248 million has been recorded for amounts recoverable from insurance carriers under previous settlement arrangements. Of this amount, $211 million is classified as noncurrent.

   Legal Matters
   -------------
   Steam Generators

   The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Energy Systems business as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving ten litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. One active steam generator lawsuit remains.

   The Corporation is also a party to five tolling agreements with utilities or utility plant owners' groups which have asserted steam generator claims. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussions.

   Accrued liabilities for previous and potential settlement agreements that provide for costs in excess of discounted prices are included in Discontinued Operations.

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

   Asbestos

   The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At September 30, 1997, the Corporation had approximately 114,000 claims outstanding against it.

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

   General

   Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the steam generator claims, the securities class action, and certain groupings of asbestos claims; and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described above and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

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

   Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, the Corporation has an accrued liability of $442 million. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $321 million for site investigation and remediation and $121 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. Approximately $80 million of this accrued liability has been included in the net assets of Discontinued Operations.

   Commitments
   -----------

   The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such properties for various periods ending no later than April 2002. As of September 30, 1997, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, totalling $3.4 billion.

   In the ordinary course of business, standby letters of credit and surety bonds are issued on behalf of the Corporation related primarily to performance obligations under contracts with customers. These commitments generally relate to the operations which have been included as Discontinued Operations.

   Financial Services commitments at September 30, 1997, consisting primarily of guarantees, totalled $30 million compared to $38 million at year-end 1996. These commitments relate to portfolio investments classified as Discontinued Operations. The remaining commitments have fixed expiration dates from 1997 through 2002. Management expects these commitments to expire unfunded.

   10.  SHAREHOLDERS' EQUITY

   In conjunction with the Gaylord acquisition on September 30, 1997, the Corporation issued 59 million shares of Westinghouse common stock. This transaction resulted in an increase in shareholders' equity of $1.5 billion.

   On May 30, 1997, the Corporation redeemed all outstanding shares of its Series C Conversion Preferred Stock (Series C Preferred). In connection with this redemption, the Corporation issued 32 million shares of Westinghouse common stock. All accrued and unpaid dividends on the redeemed shares of Series C Preferred were paid on May 30, 1997.

   Prior to its redemption, the Series C Preferred was treated as outstanding common stock for the calculation of earnings per share, which was in accordance with prevalent practice at the time of sale. If the Series C Preferred had been treated as common stock equivalents for the calculation of earnings per share, the Corporation's per-share results for the three months ended September 30, 1997 and 1996 would have been losses of $0.25 and $0.10, respectively, while the per-share results for the nine months ended September 30, 1997 and 1996 would have been a loss of $0.54 and income of $0.23, respectively.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OVERVIEW

   Media Businesses

   On September 30, 1997, Westinghouse Electric Corporation (Westinghouse or the Corporation) completed the acquisition of Gaylord Entertainment Company's (Gaylord) two major cable networks - The Nashville Network (TNN) and Country Music Television (CMT). The acquisition includes domestic and international operations of TNN, the U.S. and Canadian operations of CMT, and approximately $50 million of working capital. The total purchase price of $1.55 billion was paid through the issuance of 59 million shares of Westinghouse common stock. The assets and liabilities of the cable networks are included in the Corporation's September 30, 1997 balance sheet along with the resulting increase in shareholders' equity. Beginning October 1, 1997, operating results for TNN and CMT will be included as part of the cable segment.

   On September 19, 1997, the Corporation announced that it had reached a definitive agreement to acquire American Radio Systems' radio broadcasting operations for $1.6 billion of cash plus the assumption of approximately $1 billion of debt. The transaction, which is expected to close in the second quarter of 1998, will add 98 radio stations to the radio group's current portfolio of 77 stations.

   The $4.7 billion acquisition of Infinity Broadcasting Corporation (Infinity) was completed in December 1996. The acquisition resulted in an increase in the Corporation's year-end 1996 shareholders' equity of $3.8 billion from the issuance of 183 million shares of Westinghouse common stock and the conversion of Infinity options into options to acquire approximately 22 million additional shares of Westinghouse common stock. Beginning January 1, 1997, operating results for Infinity are included as part of the radio segment.

   Industrial Businesses

   In November 1996, Westinghouse announced that its Board of Directors had conditionally approved a plan for a strategic restructuring whereby Westinghouse would separate its media and industrial businesses. Westinghouse planned to separate its industrial businesses by way of a tax-free dividend to shareholders forming a publicly-traded company to be called Westinghouse Electric Company (WELCO). Modifications were made to the restructuring plan in June 1997 such that WELCO would consist primarily of the manufacturing and services businesses for the nuclear and fossil-fueled power generation industry and the government operations business. In addition, WELCO would assume environmental and litigation-related liabilities associated with its current businesses and certain divested businesses. Westinghouse would retain the media businesses, Thermo King, debt, and essentially all pension and postretirement benefit obligations accrued through the date of separation for current and former employees.

   A registration statement for WELCO was filed with the Securities and Exchange Commission on August 13, 1997. A ruling was received from the Internal Revenue Service that the separation would qualify as a tax free spin-off to Westinghouse and its shareholders. In September 1997, the Corporation reached a definitive agreement to sell Thermo King, its transport temperature control business, to Ingersoll-Rand for cash proceeds of $2.56 billion. All of the assets and liabilities and the results of operations for WELCO as presented in the registration statement and Thermo King were reclassified as Discontinued Operations as of September 30, 1997 for all periods presented. The sale of Thermo King was completed on October 31, 1997, and the proceeds were used to repay debt.

   However, in light of consolidation in the power industry, the Corporation considered offers by various parties to acquire certain of the industrial businesses. On November 14, 1997, the Corporation announced a definitive agreement to sell its Power Generation business to Siemens for $1.525 billion in cash. The remaining industrial businesses, consisting primarily of Energy Systems and Government Operations, will be divested in the near term. Certain environmental and litigation-related liabilities may not be assumed by other parties in any of the divestiture transactions and, therefore, have been separately presented as retained liabilities of discontinued businesses. See note 9 to the financial statements.

   Management's plan to separate the Corporation's media and industrial businesses has not changed, although the method of separation has changed. Furthermore, with the completion of the sale of Thermo King and the pending sale of Power Generation, the Corporation has made significant progress toward achieving that goal. In the fourth quarter of 1997, the Corporation will recognize the gain on the sale of Thermo King and the remaining costs or losses, if any, related to the industrial businesses. Management expects that the remainder of the plan will be essentially complete by the end of 1998.

   Summary Results

   Following the reclassification of Thermo King and WELCO to Discontinued Operations, the major business segments comprising Continuing Operations are radio, television, network and cable. The Corporation is taking steps to change its name to CBS Corporation in recognition of this important strategic redirection and expects the change to be effective December 1, 1997.

   Summarized below are the Corporation's after-tax results for the three and nine-month periods ended September 30, 1997:

                                              Three Months Ended       Nine Months Ended
                                                 September 30             September 30
                                              ------------------       -----------------
   (in millions) (unaudited)                         1997                    1997
                                                     ----                    ----
         Continuing Operations                     $  (19)                 $ (121)
         Discontinued Operations                     (143)                   (191)
                                                   -------                 -------
              Net loss                             $ (162)                 $ (312)
                                                   =======                 =======


   The Corporation's media businesses generally reported strong improvements in their third quarter results led by the radio group as it continued to outpace the industry. After-tax results for Continuing Operations continued to be a loss, however, reflecting the majority of the Corporation's interest expense, which for the 1997 periods approximates $100 million per quarter. The results for Continuing Operations also include approximately $35 million per quarter of costs associated with pension and postretirement benefit obligations retained by the Corporation in previous business divestiture transactions. The after-tax losses for Continuing Operations shown above represent improvements of approximately 25% over the corresponding prior-year periods.

   The after-tax results for Discontinued Operations were significantly below the corresponding prior-year period, reflecting disappointing results for WELCO. As previously announced, Power Generation incurred unexpected project startup expenses and warranty costs in the third quarter and addressed various other contract issues. Third-quarter charges to earnings associated with these issues totalled approximately $185 million.

   SPECIAL ITEMS IN 1996

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

   The Corporation further streamlined its businesses in 1996 and adopted plans to exit its Communication & Information Systems (CISCO) segment and its environmental services line of business, resulting in the transfer of these businesses to Discontinued Operations. In connection with these actions, the Corporation recognized an after-tax loss of $.2 billion. Divestitures of the majority of these businesses have now been completed.

   In the first nine months of 1996, the Corporation recognized costs associated with additional restructuring actions, as well as outstanding litigation, environmental remediation activities, asset impairment, and other matters. The majority of these charges were subsequently reclassified as Discontinued Operations. In addition, during the nine months ended September 30, 1996, an after-tax charge of $93 million was recognized for a loss on the early extinguishment of debt.

   The special items included in the Corporation's results for the first nine months of 1996 are summarized below. No special items were recognized in the first nine months of 1997.

   SPECIAL ITEMS INCLUDED IN RESULTS OF OPERATIONS
   NINE MONTHS ENDED SEPTEMBER 30, 1996 (in millions except per share amounts) (unaudited)

                                                Pre-Tax     After-Tax   Per-Share
                                                Amount       Amount       Impact
   Continuing Operations:                       -------     ---------   ---------
     Restructuring                             $   (48)
     Litigation matters                            (28)
                                               -------
       Total impact on Continuing Operations   $   (76)      $   (58)     $ (0.13)
                                               =======
   Discontinued Operations:
       Net gain on disposal of businesses                      1,018         2.30

       WELCO special items:
         Restructuring                         $   (75)
         Litigation matters                       (458)
         Impairment of assets                      (15)
         Environmental remediation activities     (175)
         Other matters                             (30)
         Loss on assets held for sale             (152)
                                               -------
       Total WELCO special items               $  (905)         (588)       (1.33)
                                               =======
       CISCO special items:
         Restructuring                         $    (2)
         Impairment of assets                      (39)
                                               -------
       Total CISCO special items               $   (41)          (39)       (0.09)
                                               =======
   Extraordinary Item:
       Loss on early extinguishment of debt                      (93)       (0.21)
                                                             -------      -------
   Net amount of special items                               $   240      $  0.54
                                                             =======      =======


   RESULTS OF OPERATIONS - CONTINUING OPERATIONS

   The table below presents the segment results for the Corporation's Continuing Operations, which consist of the media businesses, for the three months and nine months ended September 30, 1997 and 1996.

   Earnings before interest, taxes, depreciation, and amortization (EBITDA) is presented in the table below because it is a widely accepted financial indicator of a company's ability to incur and service debt. It is commonly used in the media industry as a surrogate for cash flows. EBITDA differs from operating cash flows for the group primarily because it does not consider certain changes in assets and liabilities from period to period.

                    Segment Results (in millions)(unaudited)
                    ----------------------------------------

                                                 Operating Profit
                                  Sales              (Loss)               EBITDA
                            -----------------    ----------------    ----------------
   Three Months Ended
      September 30           1997       1996      1997      1996      1997      1996
   -----------------         ----       ----      ----      ----      ----      ----
   Radio                   $  374     $  136    $  102    $   42    $  147    $   50
   Television                 195        169        67        47        78        58
   Network                    672        560        30        17        47        33
   Cable                       58         50        (1)       10         2        12
   Corporate & Other          (16)        (5)      (95)      (76)      (64)      (45)
                           ------     ------    ------    ------     -----    ------
   Total                   $1,283     $  910    $  103    $   40    $  210    $  108
                           ======     ======    ======    ======    ======    ======



                    Segment Results (in millions)(unaudited)
                    ----------------------------------------

                                                 Operating Profit
                                  Sales               (Loss)              EBITDA
                            -----------------    ----------------    ----------------
   Nine Months Ended
      September 30           1997       1996      1997      1996      1997      1996
   -----------------         ----       ----      ----      ----      ----      ----
   Radio                   $1,065     $  402    $  262    $  109    $  395    $  135
   Television                 585        583       210       191       244       227
   Network                  2,121      2,021       (57)       87        (9)      134
   Cable                      170        143         2        39        11        45
   Corporate & Other          (49)       (22)     (264)     (321)     (171)     (226)
                           ------     ------    ------    ------    ------    ------
   Total                   $3,892     $3,127    $  153    $  105    $  470    $  315
                           ======     ======    ======    ======    ======    ======


   The Corporation's sales, as reported, increased $373 million or 41% for the third quarter of 1997 compared to the 1996 third quarter. For the first nine months of 1997, sales for the Corporation increased $765 million or 24% compared to the same period last year. Increases in revenues occurred for all media businesses with the radio group continuing to grow at double-digit rates over and above the increased revenues from Infinity acquired in December 1996.

   The operating profit for the Corporation for the third quarter of 1997 increased significantly from the same period of 1996 to $103 million. The strength of the group's radio business drove the increased profit. The television stations' profit also significantly improved. EBITDA increased nearly 100% for the third quarter of 1997 compared to the same period of 1996 driven by the higher operating profit.

   For the first nine months of 1997, operating profit increased $48 million compared to the first nine months of 1996. The increase in radio's profit was offset to a large extent by declines in network profit. EBITDA increased nearly 50% for the same period.

   Radio

   Sales and operating profit as reported for the radio group, including TDI Worldwide (TDI), its outdoor advertising business, increased dramatically for the three and nine months ended September 30, 1997 compared to the same periods of 1996. The increase was due, in part, to the year-end 1996 acquisition of Infinity because the current year's results include Infinity financial data while 1996 results do not. The discussion below provides a comparison of the actual 1997 current quarter and year-to-date results with the proforma combined CBS and Infinity results for the same periods of 1996.

   On a proforma combined basis, sales for the radio group continued to outpace the industry increasing $39 million or 12% for the quarter and $126 million or 13% for the first nine months. These results reflect strong markets for radio and outdoor advertising combined with management's continued focus on improving revenue growth.

   Proforma combined operating profit increased at a greater rate than sales resulting in improved profit of $14 million or 16% for the quarter and $44 million or 20% for the first nine months. Higher revenues from the strong demand for advertising, combined with management's continued cost control efforts, drove the increased profit.

   Proforma combined EBITDA for the radio group increased 24% for the quarter and 26% for the nine-month period. This increase exceeds the increase in operating profit because it eliminates the amortization of goodwill arising from the Infinity acquisition.

   Television

   Revenues for the television stations rebounded during the third quarter as sales improved over 1996 by $26 million or 15%. This strong quarterly increase brought the year-to-date revenues of $585 million in line with 1996. The increase is attributable to broad based improvements across the television station group. The television stations continue to benefit from the momentum of strong advertising markets and a renewed focus on revenue growth.

   Improvements in operating profit for the quarter and year to date significantly outpaced the revenue growth resulting in profit increases of $20 million or 43% for the quarter and $19 million or 10% for the nine-month period. The strength in the television station group's performance reflects management focus as well as the positive impact of cost reduction initiatives.

   Consistent with operating profit performance, EBITDA for the television group increased $20 million for the third quarter and $17 million for the nine months ended September 30, 1997.

   Network

   The network segment consists of CBS entertainment, news, and sports, as well as CBS Enterprises (including Eyemark Entertainment), which produces and distributes programming and develops and sells certain syndicated programming.

   The network reported an increase in revenues of $112 million or 20% for the quarter and $100 million or 5% for the year to date. The quarterly and year-to-date results reflect increased program syndication revenues as well as additional revenues generated by special programs such as the Country Music Awards, which were held in the fourth quarter of last year, and the Emmy Awards. While higher ratings and pricing were achieved on certain programs, declines in ratings on other dayparts had an unfavorable effect on year-to-date revenues.

   Operating profit increased $13 million for the quarter but decreased $144 million for the nine months ended September 30, 1997 as a result of higher programming costs primarily associated with entertainment and sports and higher syndication costs. Lower audience levels in key demographic categories contributed to the decline. Furthermore, results for 1996 were more favorably impacted by purchase accounting adjustments related to program rights acquired in the purchase of CBS.

   EBITDA for the network increased $14 million for the quarter but decreased $143 million year to date, which is consistent with the operating profit performance.

   Cable

   The cable segment primarily includes TeleNoticias, a 24-hour, Spanish-language news service acquired in 1996, Eye on People, which debuted March 31, 1997, two sports programming providers, and a network services provider. Prior to the acquisition of TNN and CMT on September 30, 1997, CBS Cable received a commission to provide the marketing and advertising services to those networks. In addition, the Corporation owned a 33% interest in CMT. Effective October 1, 1997, the results of these networks will be included in full.

   Revenues for CBS Cable increased $8 million or 16% for the quarter and $27 million or 19% for the nine months ended September 30, 1997. These increases were primarily attributable to the acquisition of TeleNoticias, the increased commissions generated by higher sales levels achieved by TNN, and increased subscriber fees generated by the sports programming providers.

   Operating profit decreased $11 million to an operating loss of $1 million for the third quarter. Year to date operating profit decreased $37 million to a profit of $2 million. Increased expenses related to TeleNoticias and costs to develop and launch Eye on People precipitated the decline in profit. Those increased costs and expenses caused EBITDA to decline $10 million for the quarter and $34 million for the nine months ended September 30, 1997.

   Corporate & Other

   Corporate & Other includes (a) costs related to the media group's headquarters; (b) amortization of all goodwill arising from the CBS acquisition of $30 million per quarter; (c) costs for the Corporation's overhead functions; and (d) pension and postretirement benefit costs associated with obligations retained in prior business divestitures. In addition, results for the nine months ended September 30, 1996 include special charges of $48 million for restructuring programs and $28 million for Westinghouse corporate litigation matters. Of the total restructuring costs of $48 million, $41 million related to Westinghouse actions to obtain operational synergies between Westinghouse and CBS following its acquisition. The remaining $7 million was for corporate restructuring actions.

   Costs for the Corporation's overhead functions in the 1997 periods include significant expenditures related to the separation of the media and industrial businesses. With the sale of the remaining industrial businesses, further downsizing of the overhead structure in Pittsburgh, Pennsylvania is expected to begin in the fourth quarter of 1997 to combine certain functions with the media group's headquarters.

   In various business divestiture transactions over the years, the Corporation has retained pension and postretirement benefit obligations as of the date of the divestiture for current and retired employees. Costs associated with these obligations, which consist primarily of interest costs, currently total $35 million per quarter. The level of these costs in the future will depend on a number of factors, including the amount of any obligations retained in future divestiture transactions.

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

   In Continuing Operations during 1996, management approved new restructuring projects with costs totalling $57 million, $48 million in the first quarter and $9 million in the fourth quarter, primarily for consolidation of facilities and the separation of employees. As of September 30, 1997, $37 million had been expended on the 1996 programs, $23 million of which was cash. Future cash expenditures for these programs are estimated to approximate $5 million for the remainder of 1997, and $15 million for 1998 and beyond. In addition, a CBS restructuring plan was adopted in conjunction with the acquisition in November 1995. Implementation of this plan is continuing.

   Also during 1996, management approved new restructuring projects with costs totalling $218 million for businesses that subsequently were reclassified as Discontinued Operations. Costs of $77 million recognized in the first quarter and $141 million in the fourth quarter were primarily for consolidation of facilities and the separation of employees. As of September 30, 1997, $157 million had been expended on the 1996 programs, $115 million of which was cash. Future cash expenditures for these programs are estimated to approximate $29 million for the remainder of 1997, and $32 million for 1998 and beyond.

   In addition to the reserves established in 1996, restructuring reserves were also established in 1994 and 1995. The employee separations and restructuring expenditures included in these plans are essentially complete.

   Annualized savings from the 1994 and 1995 restructuring programs other than the CBS acquisition plan are estimated to total approximately $75 million, of which $15 million relates to Continuing Operations and $60 million relates to Discontinued Operations. However, competitive pressures causing price compression in certain of the Power Systems' markets have absorbed a significant portion of the savings achieved through restructuring actions. Annualized savings from the 1996 plan, which will be gradually achieved over the next two years, are estimated at $100 million, of which $20 million relates to Continuing Operations and $80 million relates to Discontinued Operations.

   On an ongoing basis, the Corporation expects to review its overall cost structure and, when appropriate, identify restructuring initiatives. Additional restructuring actions related to its Corporate headquarters are expected in the fourth quarter of 1997. In light of the recent change in the disposition strategy for the industrial businesses, the Corporation is reevaluating the previously announced tentative restructuring plans associated with those businesses.

   DISCONTINUED OPERATIONS

   As of September 30, 1997, the Corporation reclassified the assets, liabilities, and results of operations for WELCO and Thermo King as Discontinued Operations for all periods presented. The Corporation completed the sale of Thermo King on October 31, 1997 for $2.56 billion in cash and repaid debt of Continuing Operations. On November 14, 1997, the Corporation announced that it had reached a definitive agreement to sell its Power Generation business, the largest component of WELCO, to Siemens for $1.525 billion in cash. The remaining businesses of WELCO, consisting primarily of Energy Systems and Government Operations, are expected to be divested in 1998. In the fourth quarter of 1997, the Corporation will recognize the net gain on the sale of Thermo King, which is expected to exceed $1 billion, and all of the remaining costs and losses associated with WELCO. In the aggregate, these transactions are not expected to result in a net loss.

   At September 30, 1997, the remaining assets and liabilities of Discontinued Operations included those related to the operations of WELCO and Thermo King, the remaining operations from both the CISCO segment and the environmental services business, the remaining securities from WCI, other miscellaneous securities, the leasing portfolio, and deferred income taxes. Liabilities also included certain debt and the estimated losses and divestiture costs associated with Discontinued Operations primarily related to pre-1997 plans, including estimated results of operations of certain businesses through their estimated divestiture date.

   Portfolio investments, which totalled $803 million at September 30, 1997, consist primarily of receivables related to the leasing portfolio of Financial Services. Also included are real estate properties and investments in leasing partnerships. The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms and generally consists of direct financing and leveraged leases. At September 30, 1997 and December 31, 1996, 83% and 84% of the leases, respectively, related to aircraft and 17% and 16%, respectively, related to cogeneration facilities.

   Except for the leasing portfolio, the remaining assets of the businesses discontinued prior to 1997 generally are expected to be divested in early 1998.

   Net assets of Discontinued Operations at September 30, 1997 also included $1.0 billion of net deferred income tax benefits. This amount included approximately $700 million associated with net operating loss carryforwards for U.S. federal income tax purposes that will be fully utilized by the Corporation with the sale of Thermo King. Deferred income taxes resulting from temporary differences between book and tax bases of the assets and liabilities of Discontinued Operations generally will be included in a divestiture transaction or transferred to Continuing Operations upon reversal and are not expected to result in the receipt or payment of cash by Discontinued Operations.

   Liabilities associated with divestitures are expected to be satisfied over the next several years. Debt of Discontinued Operations will be repaid using cash proceeds from the liquidation of assets of Discontinued Operations. Cash proceeds in excess of those required to repay the debt and satisfy the divestiture liabilities of Discontinued Operations, if any, will be transferred to Continuing Operations.

   Management believes that the net proceeds anticipated from the continued liquidation of assets of Discontinued Operations will be sufficient to fund the liabilities of Discontinued Operations, including the repayment of its debt. Management further believes that the liability for the estimated loss on disposal of Discontinued Operations of $378 million at September 30, 1997 is adequate to cover future operating costs, estimated losses, and the remaining divestiture costs associated with discontinued businesses for pre-1997 plans. Liabilities for divestitures under the 1997 plan will be recognized in the fourth quarter of 1997 in conjunction with the gain on the sale of Thermo King.

   The following represents the segment results for WELCO and Thermo King for the three months and nine months ended September 30, 1997 and 1996.

                    Segment Results (in millions)(unaudited)
                    ----------------------------------------

                                                                     Operating Profit
                                                                          (Loss)
                            Sales of Products    Operating Profit       Excluding
                               & Services            (Loss)           Special Charges
                            -----------------    ----------------    ----------------
   Three Months Ended
      September 30           1997       1996      1997      1996      1997      1996
   -----------------         ----       ----      ----      ----      ----      ----
   WELCO:
    Power Generation       $  405     $  527    $ (232)   $    5    $ (232)   $    5
    Energy Systems            265        280         7        15         7        15
    Other Power Systems       (48)       (38)      (21)      (20)      (21)      (20)
                           ------     ------    ------    ------    ------    ------
    Power Systems             622        769      (246)        -      (246)        -

    Government Operations      25         27        13        18        13        18

    Corporate & Other          13         28       (21)      (17)      (21)      (17)
                           ------     ------    ------    ------    ------    ------
   Total WELCO             $  660     $  824    $ (254)   $    1    $ (254)   $    1
                           ======     ======    ======    ======    ======    ======

   Thermo King             $  262     $  234    $   53    $   49    $   53    $   49
                           ======     ======    ======    ======    ======    ======

                    Segment Results (in millions)(unaudited)
                    ----------------------------------------

                                                                     Operating Profit
                                                                          (Loss)
                            Sales of Products    Operating Profit       Excluding
                               & Services             (Loss)          Special Charges
                            -----------------    ----------------    ----------------
   Nine Months Ended
      September 30           1997       1996      1997      1996      1997      1996
   -----------------         ----       ----      ----      ----      ----      ----
   WELCO:
    Power Generation       $1,464     $1,425    $ (273)   $ (132)   $ (273)   $  (77)
    Energy Systems            761        815       (36)       (9)      (36)       23
    Other Power Systems      (155)      (125)      (52)     (343)      (52)      (54)
                           ------     ------     -----    ------     -----    ------
    Power Systems           2,070      2,115      (361)     (484)     (361)     (108)

    Government Operations      72         78        42        49        42        49

    Corporate & Other          39         89       (67)     (458)      (67)      (81)
                           ------     ------    ------    ------    ------    ------
   Total WELCO             $2,181     $2,282    $ (386)   $ (893)   $ (386)   $ (140)
                           ======     ======    ======    ======    ======    ======

   Thermo King             $  768     $  747    $  151    $  142    $  151    $  142
                           ======     ======    ======    ======    ======    ======


   Power Generation

   Power Generation's orders for the third quarter of 1997 decreased $334 million or 62% compared to the third quarter of 1996, while orders for the first nine months of 1997 declined $673 million compared to the same period last year. Delays in project orders due to timing of financial closings was the primary cause of this decline. Although a high level of negotiation activity continues, orders are expected to trail 1996's volume.

   Revenues for Power Generation decreased $122 million or 23% for the third quarter of 1997 and were essentially flat for the first nine months of 1997 compared to the same periods last year. A lower volume of orders with short cycle times drove this revenue decline for the quarter. Additional sales from the backlog and increased sales to China offset this sales decline in the nine-month period.

   The operating loss for the third quarter increased $237 million from a $5 million profit in the third quarter of 1996. Power Generation incurred expenses during the quarter for unexpected startup costs with two combined cycle projects and higher than anticipated warranty expenses. The issues that gave rise to these startup delays have been addressed and the two projects are now in commercial operation. Provisions for delay costs, warranty costs and product modifications, including modifications to backlog units, totalled $111 million. Additional costs of $75 million were recognized to complete various contracts, write down inventory, and resolve commercial issues.

   For the nine-month period of 1997, the operating loss increased $196 million, excluding a $5 million litigation charge and a $50 million restructuring charge recognized in the first quarter of 1996. The decline in volume and the additional charges described above are the predominant reasons for the increased operating loss. Cost improvements from restructuring programs have partially offset the decline in profit.

   Energy Systems

   Energy Systems sales for the third quarter of 1997 were down slightly compared to the third quarter of 1996, with operating profit down $8 million for the same period. Customer delays in fuel shipments were the primary cause of the third quarter decline. For the first nine months of 1997, sales for Energy Systems decreased 7% while the operating loss, excluding special items in the

   1996 period, increased sharply. The 1996 nine-month period included an $11 million environmental remediation charge and a $21 million restructuring charge. The primary reasons for the decrease in sales and operating profit for the nine-month period were the customer delays in fuel shipments discussed above and a $49 million adjustment to both sales and operating profit following a comprehensive reevaluation of the work scope and costs to complete a complex international nuclear project which originated in 1993. During the first quarter of 1997, management determined that the Corporation's profit on this $352 million contract would be less than originally estimated.

   Orders for the third quarter of 1997 were up compared to the same period last year despite the customer delays in fuel orders. Increased outage and engineering service work and a higher volume of U.S. Navy orders were the primary reasons for the third quarter improvement. For the first nine months of 1997, orders declined 16% compared to the same period last year, as the increased Navy, outage, and service orders were more than offset by the delay in fuel orders to later in 1997 and 1998. The first nine months of 1996 also had several large fuel reload orders.

   Other Power Systems

   The operating loss for the first nine months of 1996 for Other Power Systems, which primarily reflects discounts on prior litigation settlements, included a $289 million special charge taken in the first quarter of 1996 for estimated losses associated with potential litigation settlements. Excluding this charge, the operating losses for the third quarter and first nine months of 1997 were essentially flat from the same periods last year.

   Government Operations

   Revenues for the third quarter and first nine months of 1997 were down 7% and 8%, respectively, compared to the same periods of 1996. The loss of the Hanford Department of Energy (DOE) contract in late 1996 was the primary reason for the sales decline. The operating profit for the third quarter and first nine months of 1997 decreased $5 million or 28% and $7 million or 14%, respectively, compared to the same periods of 1996 primarily as a result of the loss of the Hanford contract. The timing of fees from several government contracts during the first nine months of 1997 partially offset the loss of the Hanford contract.

   Corporate and Other

   Corporate and Other includes the cost of WELCO's headquarters activities and the results of operations for non-strategic and divested businesses.

   Sales for the third quarter and first nine months of 1997 were down 54% and 56%, respectively, due primarily to the continuing divestitures of several non-strategic businesses. The operating loss, excluding the first quarter 1996 charge of $213 million for restructuring, litigation, and other matters, and a second quarter 1996 charge of $164 million for environmental remediation activities increased $4 million for the 1997 third quarter and improved 17% for the nine-month period. Cost reductions from restructuring activities is the primary reason for the improvement in operating costs for the first nine months of 1997 excluding special charges.

   Thermo King

   Sales and operating profit for the third quarter and the first nine months of 1997 increased compared to the same periods of 1996 reflecting continued strength in bus air conditioning sales and improved conditions in the North American truck and trailer industry. Material cost and productivity improvements also contributed to increased profit. On October 31, 1997, the Corporation completed the sale of Thermo King for $2.56 billion of cash.

   OTHER INCOME AND EXPENSES

   Other income and expenses generated income of $4 million in the third quarter of 1997 and $61 million for the first nine months of 1997 compared to income of $22 million and $35 million for the same periods of 1996. The 1997 year-to-date income included the sale of an equity investment in a regional sports network. The 1996 quarter and year-to-date income included the sale of an equity investment in an advertisement tracking service.

   INTEREST EXPENSE

   Interest expense for Continuing Operations for the third quarter and first nine months of 1997 was $102 million and $305 million, respectively, compared to $88 million and $316 million, respectively, for the same periods in 1996. The increase in interest expense in the third quarter of 1997 is the result of higher average debt primarily attributable to debt from the December 1996 acquisition of Infinity. Average debt for the first nine months of 1997 was lower than the prior year because of the January and February 1996 impact of the CBS acquisition debt prior to its repayment from the proceeds of major divestitures.

   In connection with the reclassification of Thermo King and WELCO to Discontinued Operations, interest expense totalling $39 million was reclassified accordingly for the nine months ended September 30, 1997 and the corresponding prior-year period.

   INCOME TAXES

   Although the Corporation's pre-tax results for Continuing Operations for the three and nine months ended September 30, 1997 are losses, the results reflect income tax expense primarily because of the amortization of non-deductible goodwill associated with the CBS and Infinity acquisitions. In the aggregate, permanent differences between reported income and taxable income approximate $225 million per year. Depending on the level of the Corporation's income or losses and the effect of any special transactions, these differences can dramatically impact the resulting tax provision or benefit in relation to pre-tax results.

   At September 30, 1997, the Corporation had recorded net deferred income tax benefits totalling $1.2 billion compared to $1.4 billion at December 31, 1996. Of this amount, $.2 billion at September 30, 1997 and $.7 billion at December 31, 1996 were presented in Continuing Operations, with the remainder in Discontinued Operations. The reduction in the net deferred tax benefit resulted in part from a $.2 billion deferred tax liability that was recorded in connection with the Gaylord acquisition.

   A significant component of the net deferred income tax benefit is the net operating loss carryforward, which approximated $2.25 billion at September 30, 1997. Because of the Corporation's net operating loss carryforward, cash payments for federal income taxes have been minimal in recent years. However, the sale of Thermo King in October 1997 will result in a substantial taxable gain that will essentially eliminate the Corporation's net operating loss carryforward and reduce the net deferred income tax benefit accordingly.

   LIQUIDITY AND CAPITAL RESOURCES

   Overview

   The Corporation manages its liquidity as a consolidated enterprise without regard to whether assets or debt are classified for balance sheet purposes as part of Continuing Operations or Discontinued Operations. As a result, the discussion below focuses on the Corporation's consolidated cash flows and capital structure.

   On September 30, 1997, the Corporation completed the acquisition of two cable networks - TNN and CMT. The purchase price of $1.55 billion was paid through the issuance of 59 million shares of Westinghouse common stock, which further increased the Corporation's equity. No debt was assumed in conjunction with this transaction.

   On September 19, 1997, the Corporation announced that it had reached a definitive agreement to acquire American Radio Systems' radio broadcasting operations for $1.6 billion of cash plus the assumption of approximately $1 billion of debt. The transaction, which is expected to close in the second quarter of 1998, will add 98 radio stations to the radio group's current portfolio of 77 stations.

   On October 31, 1997, the Corporation completed the sale of Thermo King for $2.56 billion in cash. The proceeds were used to repay debt.

   As discussed previously, the Corporation has reached an agreement to sell its Power Generation business for $1.525 billion in cash. The sale is expected to be completed in mid-1998. The remaining industrial businesses, consisting primarily of Energy Systems and Government Operations, are expected to be divested in 1998.

   In general, the Corporation's non-strategic assets are included in Discontinued Operations. In addition to WELCO's major businesses to be divested, other miscellaneous assets await disposition, including surplus properties. Several miscellaneous businesses remain to be divested in the near term under the 1996 plans to exit the environmental services and CISCO businesses. The majority of the proceeds from these sale transactions is expected to be received in 1998.

   Total debt for the Corporation was $6,755 million at September 30, 1997, of which $546 million was included in Discontinued Operations and will be repaid through the liquidation of those assets. Although the assets and liabilities of WELCO and Thermo King were reclassified to Discontinued Operations, essentially none of the Corporation's debt was reclassified. Debt of Continuing Operations of $6,209 million increased $574 million from December 31, 1996 reflecting higher working capital requirements at several businesses, particularly those now included in Discontinued Operations. Upon the sale of Thermo King on October 31, 1997, debt of Continuing Operations was reduced by $2.56 billion.

   Management expects that the Corporation will have sufficient liquidity to meet ordinary future short-term and long-term business needs. Sources of liquidity generally available to the Corporation include cash from operations, availability under its credit facility, cash and cash equivalents, proceeds from sales of non-strategic assets, borrowings from other sources, including funds from the capital markets, and the issuance of additional capital stock.

   Operating Activities

   The following table provides a reconciliation of net income to cash used by operating activities of Continuing Operations for the nine months ended September 30, 1997 and 1996:

   CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
   (in millions) (unaudited)

                                                    Nine Months Ended September 30
                                                    ------------------------------
                                                       1997                1996
                                                       ----                ----
   Loss from Continuing Operations                   $ (121)             $ (158)
   Adjustments to reconcile loss from
     Continuing Operations to net cash used
     for operating activities:
       Depreciation and amortization                    317                 210
       Gains on asset dispositions                      (32)                (11)
       Other noncash adjustments                        (56)               (148)

   Changes in assets and liabilities, net of effects
     of acquisitions and divestitures of businesses:
       Receivables, current and noncurrent              (25)                 28
       Accounts payable                                (261)               (168)
       Deferred and current income taxes                (15)                (83)
       Program rights                                   (73)               (141)
       Other assets and liabilities                     101                 144
                                                     ------              ------
   Cash used for operating activities
     of Continuing Operations                        $ (165)             $ (327)
                                                     ======              ======


   The operating activities of Continuing Operations used $165 million of cash during the first nine months of 1997 compared to cash used of $327 million during the first nine months of 1996. The $162 million decrease in the use of cash was primarily due to increased cash flow resulting from the Infinity acquisition.

   The Corporation's pension contribution level for 1997, which is expected to be approximately $250 million to $300 million, is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years. In July 1997, the Corporation contributed $55 million to the plan pursuant to certain quarterly minimum funding requirements.

   The following table provides a reconciliation of net income to cash used by operating activities of Discontinued Operations for the nine months ended September 30, 1997 and 1996:

   CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS (in millions) (unaudited)

                                                    Nine Months Ended September 30
                                                    ------------------------------
                                                       1997                1996
                                                       ----                ----
   Income (loss) from Discontinued Operations        $ (191)             $  380
   Adjustments to reconcile income (loss) from
     Discontinued Operations to net cash used
     for operating activities:
       Depreciation and amortization                     97                 118
       Gain on disposal of Discontinued Operations        -              (1,018)
       Losses on asset dispositions                       -                 152
       Asset impairment                                   -                  54

   Changes in assets and liabilities, net of effects
     of acquisitions and divestitures of businesses:
       Receivables, current and noncurrent               47                 194
       Inventories                                       60                (147)
       Accounts payable                                (332)               (172)
       Liabilities for asset dispositions              (190)               (418)
       Other assets and liabilities                    (168)                305
                                                     ------              ------
   Cash used for operating activities
     of Discontinued Operations                      $ (677)             $ (552)
                                                     ======              ======


   The operating activities of Discontinued Operations used $677 million of cash during the first nine months of 1997 compared to $552 million of cash used during the same period of 1996. The primary factors contributing to the use of cash in 1997 were a reduction in accounts payable and continued expenditures related to asset dispositions. The use of cash in 1996 primarily relates to the divestiture costs of Knoll and the defense and electronic systems business, as well as the cash used in the operations of those businesses through the date of their disposal. Both the 1997 and the 1996 periods include cash used in the operations of the environmental services businesses, most of which have been sold.

   In the near term, cash from Continuing Operations may be required to support the WELCO and other miscellaneous businesses of Discontinued Operations until their divestiture. Longer-term cash requirements of Discontinued Operations will consist primarily of interest costs on debt, remaining costs associated with completed divestitures, and disposal costs for the remaining businesses. Management believes that the future cash receipts of Discontinued Operations will be sufficient to satisfy the liabilities of Discontinued Operations and to repay the remaining debt. Any cash in excess of that required to satisfy the liabilities will be transferred to Continuing Operations.

   Investing Activities

   Investing activities used $18 million of cash during the first nine months of 1997 compared to $3.5 billion of cash provided during the same period of 1996. In the first nine months of 1997, the Corporation had investing cash outflows related to the acquisition of Buspack, a transit advertising company in the United Kingdom, and a $20 million payment in conjunction with a swap of three radio stations in Orlando for two radio stations in Chicago. Acquisition cash outflows in the first nine months of 1996 included the purchase of two Chicago radio stations and TeleNoticias, a Spanish language, 24-hour news service. Also, the Corporation invested in several joint ventures, primarily in China.

   In addition to the cash acquisitions discussed above, the Corporation completed two major acquisitions without investing cash. The Corporation acquired Gaylord's two major cable networks, TNN and CMT on September 30, 1997. The total purchase price of $1.55 billion was paid through the issuance of 59 million shares of Westinghouse common stock. In December 1996, the Corporation acquired Infinity for $4.7 billion, including $.9 billion of assumed debt, through the issuance of 183 million shares of Westinghouse common stock and the conversion of Infinity options into options to acquire approximately 22 million of additional shares of stock.

   Investing cash inflows from business divestitures in the first nine months of 1997 included proceeds from the sales of several radio stations, various operations from the environmental services business, an equity investment in a regional sports network, and other non-strategic assets. In the first nine months of 1996, the Corporation completed the sales of Knoll and the defense and electronic systems business, generating $3.6 billion of cash. Other divestitures included the sales of WPRI, a Providence, Rhode Island television station, and other non-strategic assets.

   Capital expenditures for both Continuing and Discontinued Operations were $131 million for the first nine months of 1997, a decrease of $15 million from the same period of 1996. Capital spending during 1997 is expected to be slightly higher than 1996 primarily driven by the media group.

   Financing Activities

   Cash provided by financing activities during the first nine months of 1997 totalled $767 million compared to cash used of $2.7 billion during the same period of 1996. The cash outflows in the first nine months of 1997 included $149 million to extinguish the long-term debt previously issued by Infinity. The cash outflows in the first nine months of 1996 were primarily attributable to the early extinguishment of $5.0 billion of term loans.

   Total borrowings under the Corporation's $5.5 billion revolving credit facility were $4.2 billion at September 30, 1997 (see Revolving Credit Facility). These borrowings were subject to a floating interest rate of 6.5% at September 30, 1997, which was based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

   Dividends paid in the first nine months of 1997 and 1996 included $23 million and $35 million, respectively, for the Series C preferred stock, which the Corporation replaced with 32 million shares of Westinghouse common stock on May 30, 1997. Common stock dividends increased $27 million in the first nine months of 1997 compared to 1996 because of additional shares outstanding primarily in connection with the year-end 1996 Infinity acquisition.

   Revolving Credit Facility

   On August 29, 1996, the Corporation executed a new five-year revolving credit agreement with total commitments of $5.5 billion. The unused capacity under the facility equaled $1.3 billion as of September 30, 1997. Borrowing availability under the revolver is subject to compliance with certain covenants, representations and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, and restrictions on liens incurred. During the first quarter of 1997, this agreement was amended twice.

   The Corporation is subject to financial covenants including a maximum leverage ratio, a minimum interest coverage ratio, and minimum consolidated net worth. These covenants become more restrictive over the remaining term of the agreement. At September 30, 1997, the Corporation was in compliance with these covenants.

   Legal, Environmental, and Other Matters

   Over the past several years, the Corporation has addressed a variety of legal, environmental, and other matters related to current operations as well as to previously divested businesses. In 1996, the Corporation recognized special charges for environmental and litigation-related matters totalling $661 million, of which $633 million was subsequently reclassified to Discontinued Operations.

   Certain of WELCO's environmental and litigation-related liabilities may not be assumed by other parties in pending divestiture transactions and, therefore, could be retained by the Corporation. These liabilities include environmental obligations that are not related to active properties of operating businesses, accrued product liability claims for divested businesses, liabilities associated with asbestos claims, and general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totalled $925 million at September 30, 1997, including amounts related to previously discontinued businesses of CBS. A separate asset of $248 million has been recorded for amounts recoverable from insurance carriers under previous settlement arrangements. Of this amount, $211 million is classified as noncurrent. See note 9 to the financial statements.

   The costs associated with resolving these matters are recognized in the period in which the costs are deemed probable and can be reasonably estimated. Management believes that the Corporation has adequately provided for the estimated costs of resolving these matters.

   PART II.  OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS

   (a) In February 1993, the Corporation was sued by 108 former employees who were laid off subsequent to the cancellation by the federal government of all contracts pertaining to the carrier-based A-12 aircraft program. The complaint alleges age discrimination on the part of the Corporation. The suit was filed in the United States District Court (USDC) for the District of Maryland. The plaintiffs seek back pay with benefits and reinstatement of jobs or front pay. In April 1993, the Equal Employment Opportunity Commission (EEOC) filed a class-action, age discrimination suit against Westinghouse in the USDC for the District of Maryland on behalf of 388 former Westinghouse employees (which includes the aforementioned 108 employees) who were laid off or involuntarily terminated from employment subsequent to the federal government's cancellation of all contracts pertaining to the carrier-based A-12 aircraft program. The suit alleges age discrimination and discriminatory employment practices. The suit seeks back pay, interest, liquidated damages, reinstatement of jobs, court costs and other appropriate relief. In May 1993, these two cases were consolidated by the court. The parties agreed to stay the proceedings while they attempted to resolve the claims. On August 14, 1997, the parties entered into a settlement agreement resolving the vast majority of these claims and on October 31, 1997 a final order dismissing the case and finding the settlement fair and reasonable was issued. Nine claims remain outstanding with the parties attempting to reach agreement through mediation.

   Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the foregoing matters and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described above, and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   A)    EXHIBITS

         (3) ARTICLES OF INCORPORATION AND BYLAWS

             (a) The Restated Articles of the Corporation, as amended to July 25, 1997, are incorporated herein by reference to Exhibit 3(a) of Form 10-Q for the quarter ended June 30, 1997.

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

             (e*) The Deferred Compensation and Stock Plan for Directors, as amended to July 29, 1997.

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

              (l*) CBS Supplemental Executive Retirement Plan, as amended to November 15, 1995, is incorporated herein by reference to
                    Exhibit 10(n) to Form 10-K for the year ended December 31, 1996.

              (m*) CBS Bonus Supplemental Executive Retirement Plan, as amended to November 15, 1995, is incorporated herein by reference to Exhibit 10(o) to Form 10-K for the year ended December 31, 1996.

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

              (p) Agreement and Plan of Merger, dated as of September 19, 1997, by and among American Radio Systems Corporation, Westinghouse Electric Corporation and R Acquisition Corp.

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

   (11)      Computation of Per Share Earnings

   (12)(a)   Computation of Ratio of Earnings to Fixed Charges

   (12)(b)   Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividends

   (27)      Financial Data Schedule

   B)    REPORTS ON FORM 8-K:

             A Current Report on Form 8-K (Items 5 and 7) dated July 28, 1997, filing financial information for the three months ended June 30, 1997.

             A Current Report on Form 8-K (Items 5 and 7) dated September 15, 1997, announcing an agreement to sell Thermo King Corporation's transport temperature control business.

             A Current Report on Form 8-K (Items 5 and 7) dated September 19, 1997, announcing an agreement to acquire American Radio Systems' radio broadcasting operations.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 1997.





                                        WESTINGHOUSE ELECTRIC CORPORATION

                                        /s/ Carol V. Savage
                                        ---------------------------------
                                        Vice President and
                                        Chief Accounting Officer