Form 10-K405
period 1997-12-31
CBS CORP
filed 1998-03-24
CIK 106413

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                              -------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                TO
                                    --------------    ------------------

                          COMMISSION FILE NUMBER 1-977

                                CBS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     PENNSYLVANIA                                            25-0877540
------------------------------------------------------ ------------------------------------------------------
               (State of Incorporation)                         (I.R.S. Employer Identification No.)

                 51 WEST 52ND STREET
               NEW YORK, NEW YORK 10019                                    (212) 975-4321
------------------------------------------------------ ------------------------------------------------------
       (Address of Principal Executive Offices)                           (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------         ---------------------------------------------------------------------
Common Stock, par value $1.00 per Share                     New York Stock Exchange         Boston Stock Exchange
                                                            Pacific Stock Exchange          Philadelphia Stock Exchange
                                                            Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

CBS Corporation had 714,593,724 shares of common stock outstanding at January 30, 1998. As of that date, the aggregate market value of common stock held by non-affiliates was $20.7 billion.

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of CBS Corporation's Notice of 1998 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement). (Parts I and III)

================================================================================

The terms "CBS" and "Corporation" as used in this Report on Form 10-K refer to CBS Corporation and its consolidated subsidiaries unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS.

General

Westinghouse Electric Corporation changed its name to CBS Corporation on December 1, 1997. CBS Corporation is one of the largest radio and television broadcasters in the United States. The Corporation was founded in 1886 and operates under a corporate charter granted by the Commonwealth of Pennsylvania in 1872. The Corporation operates its continuing businesses primarily in the United States through its Radio, Television Stations, Television Network, and Cable Groups. These businesses furnish network television services to affiliated television stations; operate the Corporation's non-broadcast television networks; produce news, sports, and entertainment programming; and operate 14 television broadcast stations and 76 radio stations under licenses from the Federal Communications Commission (FCC).

During recent years, the Corporation dramatically redefined its business portfolio and future direction. The Corporation acquired CBS Inc. in November 1995, Infinity Broadcasting Corporation (Infinity) in December 1996, and Gaylord Entertainment Company's two major cable networks, The Nashville Network (TNN) and Country Music Television (CMT), in September 1997. Also in September 1997, the Corporation announced it had reached a definitive agreement to acquire the radio broadcasting operations of American Radio Systems Corporation (American Radio). Upon completing the American Radio transaction, CBS will own (subject to any required divestitures) approximately 175 radio stations.

As the Corporation redefined its business portfolio, a number of businesses were identified as non-strategic and to be divested. The Corporation divested The Knoll Group (Knoll), its office furniture unit, and the Corporation's defense and electronic systems business in February and March 1996, respectively. In December 1996, the Corporation divested Westinghouse Security Systems, its residential security business. During 1996 and 1997, the Corporation continued to divest other non-strategic businesses.

In November 1996, the Corporation's Board of Directors conditionally approved a plan to separate the Corporation's media and industrial businesses by way of a tax-free dividend to shareholders, forming a publicly traded company to be called Westinghouse Electric Company (WELCO). Modifications were made to the plan such that WELCO would consist primarily of the manufacturing and service businesses for the nuclear and fossil-fueled power generation industry and the government operations business. The Corporation would retain the media businesses and Thermo King Corporation (Thermo King). In September 1997, the Corporation reached a definitive agreement to sell Thermo King, and the sale was completed in October 1997.

However, in light of consolidation in the power industry, the Corporation considered offers by various parties to acquire certain of the WELCO businesses. In November 1997, the Corporation announced a definitive agreement to sell its Power Generation business for $1.525 billion in cash. The remaining industrial businesses, consisting primarily of Energy Systems and Government Operations, are expected to be divested in 1998.

Financial results for 1997 and prior years include as Discontinued Operations the Corporation's industrial businesses previously divested or expected to be divested in 1998. For information about principal acquisitions, pending acquisitions, and divestitures, see notes 1, 3, and 7 to the financial statements included in Part II, Item 8 of this report.

Financial and other information by segment is included in note 19 to the financial statements included in Part II, Item 8 of this report.

                                CBS CORPORATION

BUSINESS SEGMENTS

Radio

The Radio Group owns and operates 76 AM and FM radio stations in 17 markets (New York, Los Angeles, Chicago, San Francisco, Philadelphia, Detroit, Dallas-Ft. Worth, Washington, D.C., Houston-Galveston, Boston, Atlanta, Minneapolis-St. Paul, St. Louis, Baltimore, Pittsburgh, Tampa-St. Petersburg, and San Jose). Sixty-three of the Corporation's radio stations are in the nation's ten largest radio markets. Radio believes that its presence in large markets makes it attractive to advertisers and that the overall diversity of its stations reduces its dependence on any single station, local economy, or advertiser. The Corporation's stations serve diverse target demographics through a broad range of programming formats such as rock, oldies, news/talk, adult contemporary, sports/talk, and country, and include leading franchises in news, sports, and personality programming. Upon completing the American Radio acquisition, the Radio Group will own and operate approximately 175 radio stations, subject to any required divestitures. The Corporation also has a minority equity investment in Westwood One, which it manages. Westwood One, a leader in producing and distributing syndicated and network radio programming, manages the CBS Radio Network.

The Corporation also participates in the outdoor advertising business through its wholly owned subsidiary, TDI Worldwide, Inc. (TDI). TDI is based in New York with 20 branch offices throughout the United States, United Kingdom, Republic of Ireland, and Northern Ireland. TDI is one of the largest outdoor advertising companies in the United States, operating some 100 franchises, the majority of which are in large metropolitan areas (including New York, Los Angeles, Atlanta, Washington, D.C., Philadelphia, Chicago, San Francisco, Minneapolis, and Phoenix). TDI sells space on various media including buses, trains, train platforms and terminals throughout commuter rail systems, and on painted billboards, thirty-sheet billboards, and phone kiosks. TDI also has the franchise to manage advertising space within the London Underground and certain London buses and has the exclusive rights to transit advertising in the Republic of Ireland and Northern Ireland.

Television Stations

The 14 owned and operated television stations are located in seven of the nation's ten largest markets, and 11 of the nation's top 20 markets, reaching approximately 32% of all U.S. television households. The CBS owned stations are:
WCBS-TV New York, KCBS-TV Los Angeles, WBBM-TV Chicago, WCCO-TV Minneapolis, WFRV-TV Green Bay, WWJ-TV Detroit, WJZ-TV Baltimore, WBZ-TV Boston, KCNC-TV Denver, WFOR-TV Miami, KYW-TV Philadelphia, KDKA-TV Pittsburgh, KUTV-TV Salt Lake City, and KPIX-TV San Francisco. The stations produce news and broadcast public affairs and other programming to serve their local markets.

Television Network

Through the Television Network, the Corporation distributes a comprehensive schedule of news and public affairs broadcasts, entertainment and sports programming, and feature films to more than 200 domestic affiliates and to certain overseas affiliated stations. The Television Network's domestic affiliates include independently owned stations and the Corporation's 14 owned and operated television stations. These affiliates serve, in the aggregate, all 50 states and the District of Columbia. The Television Network is responsible for sales of advertising time for the CBS Television Network broadcasts and related merchandising and sales promotion activities. It is also responsible for managing the full range of ongoing activities and areas of mutual concern between the television network and the independently owned affiliated stations.

CBS Entertainment produces and otherwise acquires and schedules entertainment series and other programming (primetime comedy and drama series, motion pictures made for television, mini-series, theatrical films, specials, and children's programs) broadcast on the CBS Television Network. CBS News operates a worldwide news gathering and production organization serving the CBS Television and Radio Networks with regularly scheduled news and public affairs broadcasts, and special reports. This unit also produces, for the CBS Television Network, certain news-oriented programming for broadcast in the early morning daypart and in designated hours during primetime. A unit of CBS News produces documentaries for sale to other media outlets. CBS News maintains news bureaus in the United States and abroad in addition to its headquarters in New York. CBS Sports produces and otherwise acquires sports programs for broadcast by the CBS Television Network, including the 1998 Olympic Winter Games from Nagano, Japan; NCAA basketball, including the men's Final Four tournament; auto racing, including the Daytona 500; golf, including the Masters(R) and PGA Championship; the U.S. Open Tennis Championships; and college football. In January 1998, CBS

                                CBS CORPORATION
entered into an agreement with the National Football League to broadcast American Football Conference games beginning with the 1998 football season.

CBS Enterprises is active in the production, distribution, and marketing of first-run and off-network programming to broadcast, cable, home video, in-flight, and emerging media worldwide. EYEMARK Entertainment oversees domestic syndication, while CBS Broadcast International is responsible for selling programming internationally. The division also manages licensing and merchandising opportunities, as well as video opportunities, for diverse programming produced by EYEMARK Entertainment and CBS Productions.

CBS New Media is responsible for the Television Network's involvement with evolving technologies, including the Internet on which the Corporation operates two web services: CBS.com and Country.com. CBS.com, a co-branded network-affiliate web site, was launched in February 1998 with more than 150 affiliates participating. The site can be customized and offers subscribing CBS affiliates a variety of network provided national content, including up-to-date information from CBS News, as well as sports, weather, business, life, and local guides, all under the "banner" and branding of each affiliate's local market identity. CBS.com is also the Television Network's marketing and promotional web site. Country.com features the latest country lifestyle and entertainment news and promotes TNN and CMT programming. Also part of CBS New Media are the Corporation's minority investment in SportsLine USA, Inc. (which publishes several sports web sites, including CBS.Sportsline.com) and its joint venture with Data Broadcasting Corporation (which publishes CBS.Marketwatch.com).

Cable

The Cable Group owns and operates the Corporation's non-broadcast television networks, including TNN, CMT, Eye on People, TeleNoticias, and two regional sports networks. These networks are distributed by cable television and other multichannel technologies.

TNN is an advertiser-supported cable network featuring country lifestyle and entertainment programming. The network serves approximately 70 million U.S. homes. TNN's programming includes country music performances, interviews with country music artists and personalities, specials, variety shows, talk shows, news, and sports. TNN's weekend programming focuses on outdoor sports, such as hunting, fishing, and motor sports, some of which, including a portion of the NASCAR Winston Cup Series, is broadcast live.

CMT is an advertiser-supported, 24-hour cable network with a country music video format. It reaches approximately 41 million U.S. homes.

Eye on People, launched in March 1997, is an entertainment and information network focusing on people and personalities. The programming is produced by CBS News and other CBS divisions as well as by outside producers.

TeleNoticias is a leading 24-hour Spanish-language cable network. TeleNoticias is available in 22 countries and territories, primarily in Latin America.

In addition, the Cable Group owns and operates the Midwest Sports Channel, a regional sports network in Minneapolis, and is a majority owner of Home Team Sports, a regional sports network serving the mid-Atlantic states.

Also part of the Cable Group, Group W Network Services (GWNS) is a global provider of satellite services to broadcast, cable, and corporate networks. Based in Stamford, Connecticut, GWNS handles nearly 6,000 hours of television programming each week, providing transmission and other technical services to U.S. broadcast networks and many major cable networks, including A&E and the Discovery Channel. GWNS also provides full production and post-production services. In a joint venture with The Yellow River Network, GWNS operates Asia Broadcast Centre in Singapore, a full-service television operations hub serving the Asia-Pacific region.

COMPETITION

The broadcast environment is highly competitive. The Telecommunications Act of 1996 provides both new opportunities and potential new competition for CBS. By deregulating station ownership limits, the Act has allowed the Corporation to pursue strategic growth in its Radio and Television Station Groups.

Radio competes with other radio stations, other radio networks and suppliers of radio programming, and other advertising media. Developments in radio technology could affect competition in the radio marketplace. New radio technology, known as digital audio broadcasting, can provide sound the quality of compact discs, which is significantly

                                CBS CORPORATION
higher than that now provided by radio stations and networks using analog technology. The Corporation is participating in the development of digital audio broadcasting.

The CBS Television Network, Television Stations, and the Cable Group compete for audiences with other television networks, television stations, and cable networks, as well as with other media, including satellite television services and videocassettes. In recent years, broadcast television has seen total audience viewership decline. In the sale of advertising time, the CBS Television Network, Television Stations, and the Cable Group compete with other broadcast networks, other television stations, other cable networks, and other advertising media. The CBS Television Network, Television Stations, and the Cable Group also compete with other video media for distribution rights to television programming.

In addition, the CBS Television Network competes with other television networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. More than 95% of CBS affiliates are under long-term agreements with the Television Network.

Current and future technological developments may affect competition within the television marketplace. Developments in advanced digital technology may enable competitors to provide high definition pictures and sound qualitatively superior to what television stations now provide. Developing technology to compress digital signals may also permit the same broadcast or cable channel or satellite transponder to carry multiple video and data services, and could result in an expanded field of competing services.

An extended conversion to digital television broadcasting has begun. Television broadcasters will continue to operate their current stations while gradually building and operating digital facilities concurrently on separate channels. This transition is expected to continue well into the early 21st century because new consumer appliances are required to receive and display these digital signals.

In April 1997, the FCC adopted a schedule under which television stations must build digital television transmission facilities and begin digital transmissions. The schedule includes a provision for extensions of time for certain unforeseeable or uncontrollable circumstances. Under that schedule, CBS is required to build digital facilities by May 1, 1999 for the stations it owns in seven of the ten largest television markets. Construction is required by November 1, 1999 for CBS's five additional owned television stations in the 30 largest television markets. CBS's two owned television stations in markets below the largest 30 must construct digital facilities by May 1, 2002. In addition, CBS, as well as other major station group owners, have volunteered to the FCC to make a good faith effort to construct digital facilities for some stations in the ten largest markets on an accelerated basis by November 1, 1998. The CBS markets currently planned for accelerated construction include New York, San Francisco, Philadelphia, and Detroit.

All of the Corporation's television and radio stations operate under licenses from the FCC, which is empowered by the Communications Act of 1934, as amended, to, among other things, license and regulate television and radio broadcasting stations. The FCC has authority to grant or renew broadcast licenses for a maximum statutory term of eight years if it determines that the "public convenience, interest, or necessity" will be served thereby. During a specified period after an application for renewal of a broadcast station license has been filed, persons objecting to the license renewal application may file petitions to deny.

The FCC's approval of the Corporation's acquisition of Infinity contained a number of temporary waivers of the FCC's television and radio cross-ownership rules (the "One-to-a-Market" Rule). These waivers were granted subject to the outcome of the pending ownership rulemaking in which certain deregulation of the "One-to-a-Market" Rule has been proposed. In the event that any station divestitures are required at the conclusion of this rulemaking, the Corporation would be required to file applications with the FCC for consent to the necessary divestitures within six months of the rulemaking order. The FCC orders approving both the CBS Inc. and Infinity acquisitions are subject to judicial appeals by certain third parties. The FCC has previously rejected the positions of these third parties, and the Corporation believes that such appeals are without merit.

DISCONTINUED OPERATIONS

Discontinued Operations currently consists of the Power Generation, Energy Systems, and Government Operations operating units which are described below. Discontinued Operations also consists of the remaining operations of the Communication & Information Systems Company (CISCO), the environmental services business, and the leasing

                                CBS CORPORATION
portfolio from the Financial Services business. See note 7 to the financial statements included in Part II, Item 8 of this report. All of the businesses in Discontinued Operations are expected to be divested in 1998, except for the leasing portfolio which will liquidate in accordance with its contractual terms.

Power Generation designs, manufactures, and services steam turbine-generators for nuclear and fossil-fueled power plants and combustion turbine-generators for natural gas and oil-fired power plants. This unit also constructs turnkey power plants worldwide. In addition to serving the electric utility industry, Power Generation supplies, services, and operates power plants for independent power producers and supplies power generation equipment and services to other non-utility customers. On November 14, 1997, the Corporation entered into an agreement with a subsidiary of Siemens A.G. to sell its Power Generation business.

Energy Systems serves the domestic and international electric power industry by supplying fuel and other products and services to owners and operators of nuclear power plants. The unit supplies operating plant services ranging from performance-based maintenance programs, including operations and safety upgrades, to new products and services that enhance plant performance. It also has complete capabilities for supplying customers with nuclear fuel for pressurized water reactors. Energy Systems is marketing new nuclear power plants and components to the worldwide market. It is also working with government agencies to develop a simplified nuclear power plant design that incorporates passive safety systems. The Process Control Division of Energy Systems provides distributed control, communications, data acquisition, and information systems to domestic and international nuclear and fossil-fueled electric utilities, and to chemical processors, water and waste water treatment facilities, and the steel industry.

Government Operations provides management services for: (1) certain government-owned facilities under contracts with the Department of Energy in the areas of waste management, environmental cleanup, and the safe management of the nation's nuclear materials inventory; (2) the nuclear reactors programs for the U.S. Navy; and (3) a chemical agent and weapons destruction program for the Department of Defense. It also manufactures nuclear waste storage containers.

TRADEMARKS AND PATENTS

CBS has a worldwide trademark portfolio that it considers important in the marketing of its products and services, including, among others, the trademarks "CBS," "WESTINGHOUSE," the CBS "Eye" logo, and the "CIRCLE W" logo. CBS believes that its rights in these trademarks are adequately protected and of unlimited duration.

CBS owns or is licensed under a large number of patents and patent applications (primarily related to its industrial businesses which are classified as Discontinued Operations) in the United States and other countries that, taken together, are of material importance to the industrial businesses. Such patent rights are, in the judgment of CBS, adequate for the conduct of these businesses. No patents that CBS considers material to the industrial businesses as a whole will expire within the next five years.

ENVIRONMENTAL MATTERS

Information with respect to Environmental Matters is incorporated herein by reference to Management's Discussion and Analysis--Environmental Matters included in Part II, Item 7 and in note 12 to the financial statements included in Part II, Item 8 of this report.

RESEARCH AND DEVELOPMENT

The Corporation's Continuing Operations do not engage in any material research and development activities.

EMPLOYEE RELATIONS

During 1997, the Corporation employed an average of 51,444 people, of whom 46,113 were located in the United States. During the same period, 6,153 domestic employees were represented in collective bargaining by 24 labor organizations. The 1997 average number of employees includes 37,863 employees employed by businesses classified as Discontinued Operations.

                                CBS CORPORATION

ITEM 2. PROPERTIES.

The Corporation's corporate headquarters is located at 51 West 52nd Street, New York, New York, where the Corporation currently owns approximately 900,000 square feet of floor space, primarily utilized for executive and certain operating division offices. The majority of other properties used by the media businesses consist of both owned and leased office space, studio facilities, transmitter equipment, and antenna sites throughout the United States and in 14 countries around the world. As of December 31, 1997, the Corporation's Continuing Operations owned or leased 438 U.S. properties totaling 6,455,000 square feet of floor area and 37 foreign locations totaling 109,000 square feet. Domestic locations of Continuing Operations comprised approximately 98% of the total space. Leased facilities in the United States accounted for approximately 33% of the total space occupied by Continuing Operations, while facilities leased in foreign countries accounted for approximately 2% of the total space occupied by Continuing Operations. No individual lease was material. The physical properties described above are adequate and suitable, with an appropriate level of utilization, for the conduct of its business in the future.

At December 31, 1997, the Corporation's Discontinued Operations owned or leased 255 locations totaling 17,127,000 square feet of floor area within the United States and 108 locations totaling 2,608,000 square feet in 27 foreign countries. Domestic operations of Discontinued Operations accounted for approximately 87% of the total space occupied by Discontinued Operations. Leased facilities in the United States accounted for approximately 24% of the total space occupied by Discontinued Operations, while facilities leased in foreign countries accounted for approximately 3% of the total space occupied by Discontinued Operations. No individual lease was material. A number of manufacturing plants and other facilities formerly used in operations are either vacant, partially utilized, or leased to others. All of these facilities are expected to be sold.

ITEM 3. LEGAL PROCEEDINGS.

(a) On February 27, 1996, suit was brought against the Corporation in the United States District Court (USDC) for the District of New Jersey by Public Service Electric & Gas Company, PECO Energy Company, Atlantic City Electric Company, and Delaware Power & Light Company, the owners of the Salem Generating Station. The suit alleges counts under the Racketeer Influenced and Corrupt Organization Act
(RICO) for fraud, negligent misrepresentation, and breach of contract in connection with the Corporation's supply of steam generators and for service orders in 1993 and 1995 related to these steam generators. The parties are currently engaged in discovery.

The Corporation is also a party to five tolling agreements with utility owners that have asserted steam generator claims. See note 12 to the financial statements included in Part II, Item 8 of this report.

(b) In August 1988, the Pennsylvania Department of Environmental Resources
(PDER) filed a complaint against the Corporation alleging violations of the Pennsylvania Clean Streams Law at the Corporation's Gettysburg, Pennsylvania, elevator plant. PDER requested that the Environmental Hearing Board assess a penalty in the amount of $9 million. The Corporation denied these allegations. The parties completed discovery, and a portion of the hearing on the complaint began in 1991. The hearing resumed in 1992 and concluded in February 1993. In November 1996, the Board assessed a civil penalty of approximately $5.5 million. The Corporation appealed the Board's decision to the Commonwealth Court. On January 2, 1998, the Commonwealth Court upheld the Board's findings with respect to violations of the Pennsylvania Clean Streams Law but not with respect to the amount of the penalty assessed. The Commonwealth Court returned the matter to the Board for a reassessment of the penalty. The Corporation has filed an application for a rehearing before the Commonwealth Court.

(c) The Corporation has been defending, in the USDC for the Western District of Pennsylvania (the District Court), consolidated class and derivative actions and an individual lawsuit brought by shareholders against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation
(WCC), previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI, and WCC in connection with a $975 million charge to earnings announced on February 27, 1991, a public offering of the Corporation's common stock in May 1991, a $1,680 million charge to earnings announced on October 7, 1991, and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI, and WCC. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims with leave to replead certain claims in both actions. Both actions were subsequently repled. On January 20,

                                CBS CORPORATION

1995, the District Court again dismissed the derivative complaint in its entirety. On February 8, 1995, this dismissal was appealed. Also on January 20, 1995, the court dismissed the class action claims but granted plaintiffs the right to replead certain of the claims. Plaintiffs in the class action did not replead the claims, and on February 28, 1995, the court dismissed these claims in their entirety. Plaintiffs in both the derivative and class action suits appealed the rulings and dismissals of their claims by the District Court to the United States Court of Appeals for the Third Circuit (Court of Appeals). In July 1996, the Court of Appeals affirmed in part and reversed in part the class action claims. Pursuant to this ruling, the class action claims have been remanded to the District Court where the plaintiffs will proceed with their surviving claims. The parties in the class action case are currently engaged in discovery. In the derivative action, the Court of Appeals affirmed the dismissal of this action by the District Court.

In 1997, two duplicative class action suits were brought against the Corporation in the District Court. These cases allege similar facts and include the same defendants as in the previous class action complaint filed in the District Court. In November 1997, the District Court dismissed both of these actions.

(d) The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant was not exposed to the Corporation's products. At December 31, 1997, the Corporation had approximately 115,700 claims outstanding against it. In court actions that have been resolved, the Corporation has prevailed in the vast majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims.

A number of the asbestos-related cases pending against the Corporation, including those in Louisiana, Pennsylvania, and West Virginia, are consolidated or purported class action cases. In consolidated cases, the claims of a group of plaintiffs are tried together, and oftentimes limited findings with respect to common issues of fact and punitive damages are decided with respect to a representative grouping of plaintiffs and then applied to other individuals in the group. However, for the Corporation to be liable for damages to any particular claimant, that individual claimant must prove that he developed an asbestos-related disease, that he was exposed to a product manufactured or supplied by the Corporation, and that this exposure was a substantial factor in the development of the disease.

(e) In January 1997, Innovative Business Systems (Overseas) Ltd. and Innovative Business Software, Inc. (collectively, Innovative) brought suit against the Corporation and others in the Judicial District Court, Dallas County, Texas. The suit alleges that in connection with the sale by the Corporation of its residential security business on December 31, 1996 the Corporation wrongfully transferred software to the buyers of that business. Innovative has filed four amended complaints against the Corporation; and the latest amended complaint, filed in the fourth quarter of 1997, seeks money damages, specific performance, and injunctive relief against the Corporation for alleged violations by the Corporation relating to software license agreements between the parties. Innovative seeks monetary damages in an amount of $425 million, punitive damages, and attorney's fees. The Corporation has denied the allegations, believes the allegations to be without merit, and has filed a counterclaim against Innovative and others based upon fraud, breach of contract, and tortious interference with a business relationship. Unless continued, trial of this case is scheduled for June 1, 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 1997.

                                CBS CORPORATION

EXECUTIVE OFFICERS

The names, ages, offices, and positions held during the past five years by each of the executive officers of the Corporation as of February 14, 1998 are listed below. Officers are elected annually. There are no family relationships among any of the executive officers of the Corporation.

                                                                    AGE AT
                                                                 FEBRUARY 14,
                NAME, OFFICES, AND POSITIONS                         1998
-------------------------------------------------------------------------------
Michael H. Jordan--Chairman and Chief Executive Officer               61
  since June 1993; Partner with Clayton, Dubilier & Rice,
  Inc. from September 1992 to June 1993.

Louis J. Briskman--Senior Vice President and General Counsel          49
  since January 1994; Senior Vice President, Secretary and
  General Counsel from January 1993 to January 1994.

Mel Karmazin--Chairman and Chief Executive Officer of CBS             54
  Station Group since May 1997; Chairman and Chief Executive
  Officer of CBS Radio from December 1996 to May 1997;
  President and Chief Executive Officer, Infinity
  Broadcasting Corporation from 1981 to December 1996.

Leslie Moonves--President, CBS Television since August 1997;          48
  President, CBS Entertainment Division from May 1995 to
  August 1997; President, Warner Bros. Television from July
  1993 to May 1995; President, Lorimar Television from 1989
  to 1993.

Charles W. Pryor, Jr.--President and Chief Executive Officer          53
  of Westinghouse Electric Company since November 1997;
  President, Energy Systems from March 5, 1997 to November
  1997; management consultant from the end of 1995 to March
  1997; President and Chief Executive Officer of B&W Nuclear
  Technologies (which became a subsidiary of Framatome, S.A.
  in 1993) from 1991 to the end of 1995.

Fredric G. Reynolds--Executive Vice President and Chief               47
  Financial Officer since March 1994; Senior Vice President,
  Finance, and Chief Financial Officer, PepsiCo
  International Foods from December 1990 to March 1994.

Carol V. Savage--Vice President and Chief Accounting Officer          47
  since July 1996; Director, Corporate Reporting and
  Policies from October 1994 to July 1996; Controller,
  Nuclear and Advanced Technology Division, Energy Systems
  from June 1992 to October 1994.

Randy H. Zwirn--President, Power Generation since December            44
  1996; Executive Vice President and Chief Operating Officer
  of Power Generation from January 1996 to December 1996;
  General Manager, Power Generation Systems Division from
  1994 to January 1996; General Manager, Power Generation
  Projects Division from 1990 to 1994.
-------------------------------------------------------------------------------

                                CBS CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal markets for the Corporation's common stock are identified on page 1 of this report. The remaining information required by this item appears on page 51 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item appears on pages 50 and 51 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item appears on pages 11 through 22 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item, together with the reports of KPMG Peat Marwick LLP dated January 28, 1998 and Price Waterhouse LLP dated February 12, 1996, except for the restatements discussed in notes 1 and 7, for which the dates are March 31, 1996, November 13, 1996, and September 30, 1997, appears on pages 23 through 51 of this report and is incorporated herein by reference.

                                                              PAGE
------------------------------------------------------------------
Report of Management                                           23
Reports of Independent Auditors and Accountants                24
Consolidated Statement of Income for each of the three years
  in the period ended December 31, 1997                        26
Consolidated Balance Sheet at December 31, 1997 and 1996       27
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 1997                  28
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended December 31, 1997        29
Notes to the Financial Statements                              30
Quarterly Financial Information (unaudited)                    50
Five-Year Summary of Selected Financial and Statistical Data
  (unaudited)                                                  51
------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events.

                                CBS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

During 1997, CBS Corporation completed several strategic actions providing the foundation for its future growth as a media company and culminating in the announcement to sell its remaining industrial businesses. In December 1997, the Corporation changed its name from Westinghouse Electric Corporation to CBS Corporation recognizing that it was nearing completion of its transformation to a pure media company.

The Corporation completed the acquisition of Gaylord Entertainment Company's two major cable networks: The Nashville Network (TNN) and Country Music Television
(CMT) on September 30, 1997. The acquisition included domestic and international operations of TNN, the U.S. and Canadian operations of CMT, and approximately $50 million of working capital. The total purchase price of $1.55 billion was paid through the issuance of 59 million shares of common stock.

On September 19, 1997, the Corporation announced that it had reached a definitive agreement to acquire the radio broadcasting operations of American Radio Systems Corporation (American Radio) for $1.6 billion of cash plus the assumption of approximately $1 billion of debt. The transaction, which is expected to close in the second quarter of 1998, will add approximately 100 radio stations, subject to any required divestitures, to the Radio Group's current portfolio of 76 stations.

In November 1996, the Corporation's Board of Directors conditionally approved a plan for a strategic restructuring whereby the Corporation would separate its media and industrial businesses. Considerable progress was made in 1997 toward achieving that goal by way of a tax-free dividend to shareholders forming a new publicly traded company to be called Westinghouse Electric Company (WELCO). A registration statement for WELCO, which included all of the Corporation's industrial businesses except Thermo King Corporation (Thermo King), its transport temperature control business, was filed with the Securities and Exchange Commission in August 1997.

In September 1997, the Corporation reached a definitive agreement to sell Thermo King for cash proceeds of $2.56 billion. The assets and liabilities and the results of operations for Thermo King and for WELCO as presented in the registration statement were reclassified as Discontinued Operations except for certain liabilities expected to be retained by the Corporation. See notes 7 and 12 to the financial statements.

However, in light of consolidation in the power industry, the Corporation considered offers by various parties to acquire certain of the industrial businesses. On November 14, 1997, the Corporation announced a definitive agreement to sell Power Generation, the largest component of WELCO, for cash proceeds of $1.525 billion. The sale of Power Generation is expected to be completed in mid-1998. The remaining industrial businesses, consisting primarily of Energy Systems and Government Operations, are expected to be divested in 1998. The sale of Thermo King was completed on October 31, 1997, and the proceeds were used to repay debt of Continuing Operations. In connection with the divestiture of Thermo King, the planned divestiture of WELCO, and the review of prior disposal plans, the Corporation recognized a combined after-tax gain of $871 million in the fourth quarter of 1997.

With the sale of Thermo King, the definitive agreement for the sale of Power Generation, and the decision to sell the remaining industrial businesses, the Corporation was rapidly approaching its goal of becoming a pure media company. In recognition of this accomplishment, effective December 1, 1997, the Corporation's name was changed from Westinghouse Electric Corporation to CBS Corporation. Furthermore, the Corporation announced that it was moving its corporate headquarters from Pittsburgh to New York. A restructuring charge of $15 million was recognized in the fourth quarter of 1997 for severance benefits associated with reductions in the overhead functions at the former Pittsburgh headquarters.

The 1997 performance for the Corporation's media businesses generally was strong. The Radio Group reported double-digit growth in revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the year, even after adjusting for the December 31, 1996 acquisition of Infinity Broadcasting Corporation (Infinity). The Television Group reported improved results in 1997 and began building momentum in the second half of the year. The Network's earnings, although lower for the year, showed improvement as the year progressed. The Corporation's two new cable networks, TNN and CMT, began making a strong contribution to earnings immediately after joining the Corporation.

On January 13, 1998, the Corporation and the National Football League (NFL) announced that CBS was awarded the rights to broadcast American Football Conference games. The eight-year agreement, subject to rebid at the end of five years at the discretion of the NFL, will cost approximately $4 billion. The contract

                                CBS CORPORATION
begins with the 1998 football season and includes two Super Bowls.

On February 4, 1998, the Corporation announced that its Board of Directors authorized the purchase, through open market transactions, of up to $1 billion of its common stock. At the same time, the Corporation announced that it would suspend dividend payments on its common stock after payment of the March 1, 1998 dividend so that the cash could be used to better enhance shareholder value.

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K, including Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Corporation's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Corporation's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

Such risks, uncertainties, and factors include, but are not limited to: the Corporation's ability to develop and/or acquire television programming and to attract and retain advertisers; the impact of significant competition from both over-the-air broadcast stations and programming alternatives such as cable television, wireless cable, in-home satellite distribution services, and pay-per-view and home video entertainment services; the Corporation's ability to complete its transition from a multi-faceted industrial conglomerate to a pure media company in a timely and cost-effective manner; the impact of new technologies; changes in Federal Communications Commission regulations; and such other competitive and business risks as from time to time may be detailed in the Corporation's Securities and Exchange Commission reports.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report. The Corporation undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CONSOLIDATED OPERATING RESULTS

The Corporation reported net income for 1997 of $549 million, or $.84 per share, compared to $95 million, or $.12 per share, for 1996. In 1995, the Corporation lost $10 million, or $.25 per share. Net income includes results from Continuing Operations, Discontinued Operations, and, in 1996, an extraordinary loss on early extinguishment of debt, as presented below:

COMPONENTS OF NET INCOME (LOSS)
(in millions)

    YEAR ENDED DECEMBER 31,         1997           1996           1995
-------------------------------------------------------------------------
Income (loss) from Continuing
  Operations                        $(131)         $(221)         $ 47
Income (loss) from Discontinued
  Operations                          680            409           (57)
Extraordinary loss                     --            (93)           --
-------------------------------------------------------------------------
Net income (loss)                   $ 549          $  95          $(10)
-------------------------------------------------------------------------

Despite generally strong performance by the media businesses, the Corporation reported a loss from Continuing Operations in both of the last two years. Two primary factors more than offset the profit from the businesses: interest expense and residual costs of discontinued businesses. Interest costs approximated $400 million in both 1997 and 1996. This expense level, which is approximately double the 1995 amount, reflects higher debt following the late-1995 acquisition of CBS Inc. Residual costs of discontinued businesses of $143 million in 1997 and $114 million in 1996 represent primarily pension and postretirement benefit costs for inactive and retired employees of businesses that the Corporation previously divested, including the defense and electronic systems business divested in early 1996. The residual costs in 1995 were substantially lower.

Included in results of Continuing Operations were restructuring costs of $15 million in 1997, $57 million in 1996, and $25 million in 1995. A charge of $28 million related to litigation matters also was included in 1996 results.

The results of Discontinued Operations include the operating results of the industrial businesses prior to the measurement date of the disposal plan, as well as the estimated gain or loss from disposal of those businesses. In 1997, the Corporation recorded a net gain of $871 million, primarily from the sale of Thermo King, and, in 1996, a net gain of $1,018 million, primarily from the sale of the defense and electronic systems business. A net loss of $76 million was recognized in 1995 from the disposal of the land development segment.

                                CBS CORPORATION

SEGMENT RESULTS OF OPERATIONS--CONTINUING OPERATIONS

The following table presents the segment results for the Corporation's Continuing Operations, which consist of the media businesses, for each of the years ended December 31, 1997, 1996, and 1995.

EBITDA is presented in the following table because it is a widely accepted financial indicator of a company's ability to incur and service debt. It is commonly used in the media industry as a surrogate for cash flows. EBITDA differs from operating cash flows for the Corporation primarily because it does not consider changes in assets and liabilities from period to period and certain other factors.

SEGMENT RESULTS OF OPERATIONS--CONTINUING OPERATIONS
(in millions)

                                                REVENUES                 OPERATING PROFIT (LOSS)                 EBITDA
                                        ------------------------         ------------------------         ---------------------
       YEAR ENDED DECEMBER 31,           1997     1996     1995           1997     1996     1995          1997    1996    1995
-------------------------------------------------------------------------------------------------------------------------------
Radio                                   $1,475   $  554   $  216         $ 390    $ 161    $  55          $ 575   $ 197   $  70
Television                                 836      809      405           325      295      149            370     352     168
Network                                  2,816    2,617      252          (107)      (9)     (18)           (31)     65       6
Cable                                      302      191      143            10       40       40             73      50      48
Corporate and other                        (66)     (28)      58          (226)    (319)     (29)           (72)   (162)    114
Residual costs of discontinued
  businesses                                --       --       --          (143)    (114)     (37)          (143)   (114)    (37)
-------------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations             $5,363   $4,143   $1,074         $ 249    $  54    $ 160          $ 772   $ 388   $ 369
-------------------------------------------------------------------------------------------------------------------------------

Revenues of the Corporation's Continuing Operations increased $1,220 million in 1997 compared to 1996 and increased $3,069 million in 1996 compared to 1995 primarily due to the acquisitions of TNN and CMT, Infinity, and CBS Inc. After adjusting for the effects of these acquisitions, revenues increased 10% in 1997.

Operating profit and EBITDA improved dramatically in 1997 reflecting the additional radio stations acquired with Infinity as well as the strong performance from the Radio and Television Groups. Operating profit for 1996, which declined from 1995, included approximately $120 million of goodwill amortization from the November 1995 acquisition of CBS Inc., $85 million for charges related to restructuring and litigation matters, and higher residual costs of discontinued businesses.

As reflected in the table above, results for Continuing Operations have been unfavorably affected by residual costs of discontinued businesses. These costs primarily represent pension and postretirement benefit costs for inactive and retired employees of previously divested businesses. Although the Corporation's objective is to reduce this earnings constraint over the next few years by fully funding the pension plan, management expects that these costs will continue to negatively affect operating results in 1998 and future years.

The reported results for each of the segments include depreciation and amortization of specifically identifiable assets based on their fair values when acquired. Amortization of goodwill arising from the CBS Inc. acquisition, which approximates $120 million per year, is included in the results of Corporate and other. Where appropriate, the separate business discussions that follow provide a comparison of the actual 1997 results with the pro forma results for 1996 and 1995 determined by adjusting prior-period amounts for recent acquisitions.

Radio

The Radio Group owns and operates 76 radio stations and TDI Worldwide, Inc.
(TDI), its outdoor advertising business. Revenues and operating profit, as reported, increased dramatically in 1997. This growth was primarily driven by the inclusion of the results of operations for Infinity, which was acquired on December 31, 1996, and the overall strong performance across the Radio Group.

On a pro forma basis, 1997 revenues for the Radio Group continued to outpace the industry, increasing 20% over 1996. These results reflect strong markets for radio and outdoor advertising combined with management's continued focus on improving revenue growth. On a pro forma basis, revenues grew 11% for 1996 compared to 1995.

Pro forma operating profit increased at a greater rate than revenues resulting in improved profit of 27% for 1997. Higher revenues from the strong demand for advertising, combined with management's continued cost control efforts, drove the increased profit. On a pro forma basis, operating profit increased 51% for 1996 compared to 1995 also reflecting increased revenues and cost control.

Pro forma EBITDA for the Radio Group increased 29% for 1997. This increase exceeds the increase in operating profit because it eliminates the amortization of goodwill

                                CBS CORPORATION
arising from the Infinity acquisition. On a pro forma basis, EBITDA increased 49% for 1996 compared to 1995.

Television

The Television Group owns and operates 14 television stations. Television station revenues rebounded during the second half of 1997 resulting in a 3% increase over the prior year. The Television Group's revenues were up 13% in the second half of 1997 despite facing difficult comparisons from significant political advertising spending in the second half of 1996. The strong second half was attributable to broad-based improvements across the television stations. The Television Group also continued to benefit from the momentum of strong advertising markets and a renewed focus on revenue growth. These strong results offset the declines during the first half of 1997, which were attributable to lower ratings in certain major markets. On a pro forma basis, revenues for the television stations fell slightly in 1996 compared to 1995 due to lower ratings and affiliation changes at certain stations.

Improvements in operating profit for 1997 significantly outpaced the revenue growth resulting in a profit increase of $30 million or 10%. The strength in the Television Group's performance reflects management's revenue focus as well as the positive impact of ongoing cost reduction initiatives. Operating profit on a pro forma basis declined slightly in 1996 compared to 1995 reflecting the lower revenues, although cost improvements at the stations partially offset that impact.

Consistent with operating profit performance, EBITDA for the Television Group increased $18 million or 5% for the year ended December 31, 1997. On a pro forma basis, EBITDA for the television stations remained flat in 1996 compared to 1995.

Network

The Network segment consists of CBS Entertainment, News, and Sports, as well as CBS Enterprises (including EYEMARK Entertainment), which produces and distributes programming and develops and sells certain syndicated programming.

The Network reported an increase in revenues of $199 million, or 8%, for the year. The 1997 results reflect increased program syndication revenues, as well as additional revenues generated by special programs such as the Emmy Awards. While pricing was generally higher, declines in ratings on certain dayparts partially offset these improvements. The Network, on a pro forma basis, experienced a 3% increase in revenues in 1996 compared to 1995. Higher advertising rates, revenues from the addition of college football, and increased syndication revenues were the primary factors driving the 1996 increase.

The Network operating loss increased $98 million for the year ended December 31, 1997 resulting primarily from higher programming costs and lower audience levels in key demographic categories. Furthermore, results for 1997 were significantly less favorably affected by purchase accounting adjustments related to program rights acquired in the purchase of CBS Inc. as discussed below. The Network operating profit in 1996 compared to 1995 on a pro forma basis increased 57% reflecting the favorable effects of higher prices and increased syndication revenues, partially offset by lower demographic ratings and higher costs associated with the coverage of the presidential election, advertising and promotion for the new primetime season, programming, and affiliate compensation. In addition, operating profit included the favorable effect of purchase accounting adjustments related to program rights totaling $42 million in 1997, $131 million in 1996, and $24 million in 1995.

EBITDA for the network decreased $96 million for 1997, which is consistent with the decline in operating profit. EBITDA on a pro forma basis for the network increased 55% in 1996 compared to 1995.

Cable

The Cable Group includes TNN and CMT, two cable networks acquired September 30, 1997; TeleNoticias, a 24-hour, Spanish-language news service acquired in 1996; Eye on People, which debuted March 31, 1997; two sports programming providers; and a network services provider. Prior to the acquisition of TNN and CMT, Cable received a commission to provide marketing and advertising services to those networks. In addition, the Corporation owned a 33% interest in CMT. Effective October 1, 1997, the results of these networks are included in full.

Revenues for Cable increased $111 million, or 58%, compared to 1996. These increases were primarily attributable to the acquisitions of TNN, CMT, and TeleNoticias. In the first three quarters of 1997, prior to the acquisition of TNN and CMT, Cable received higher commissions than in the prior year, generated by increased sales levels achieved by TNN. In addition, Cable received increased cable license fees generated by the sports programming providers. Cable revenues for 1996 compared to 1995 increased $48 million, or 34%, as a result of certain cable channel and network services acquired, increased advertising revenues, and the acquisition of TeleNoticias.

Operating profit decreased $30 million for 1997, which was attributable to increased expenses related to TeleNoticias and costs to develop and launch Eye on People. Operating profit for 1996 compared to 1995 was flat.

                                CBS CORPORATION

EBITDA increased $23 million to $73 million for the year, driven by the inclusion of TNN and CMT during the fourth quarter and a gain on the sale of a partnership interest. Partially offsetting these improvements were increased expenses and startup costs related to TeleNoticias and Eye on People. EBITDA for 1996 compared to 1995 remained flat.

Corporate and Other

Corporate and other consists of three primary components: (i) corporate overhead costs; (ii) amortization of goodwill arising from the November 1995 acquisition of CBS Inc., which approximates $120 million per year; and (iii) special charges relating to restructuring and other matters. In 1996, the Corporation recognized a provision of $28 million related to litigation matters. In addition, costs for restructuring plans initiated in 1997, 1996, and 1995 totaled $15 million, $57 million, and $25 million, respectively. These restructuring actions resulted in a 20% decline in corporate overhead costs from 1996 to 1997. The decision to transfer the corporate overhead functions from Pittsburgh to New York could result in the recognition of higher overhead costs in 1998 as a result of certain transition costs.

Residual Costs of Discontinued Businesses

Following past divestitures of the Corporation's industrial businesses, certain liabilities arising from those businesses remained with the Corporation, including pension and postretirement benefit obligations for inactive and retired employees, environmental liabilities, and litigation-related liabilities. The pension and postretirement benefit costs associated with these former employees, as well as administration costs associated with retained liabilities, have been presented separately in the income statement. For 1997 and 1996, these costs primarily reflect pension and postretirement benefit costs for retirees of the defense and electronic systems business, which was sold in the first quarter of 1996. Following the sale of Power Generation, these costs will increase approximately $8 million per quarter.

RESTRUCTURING AND OTHER ACTIONS

The Corporation is committed to strengthening its businesses and improving its profitability through restructuring actions ranging from changes in business strategies to downsizing for process reengineering and productivity improvements. To the extent possible, the Corporation is committed to reducing its workforce through normal attrition. See note 17 to the financial statements.

During the last three years, the Corporation has undertaken restructuring programs primarily at its corporate headquarters. Restructuring actions for Continuing Operations have resulted in the recognition of restructuring costs totaling $15 million in 1997, $57 million in 1996, and $25 million in 1995.

The 1997 plan involves workforce reductions related to corporate overhead functions performed in Pittsburgh. These overhead functions are being transferred to New York and generally will require increased staffing levels at that office. As a result, no material cost savings are expected from this plan. Implementation began in January 1998 with completion generally expected in early 1999.

The 1996 plan included $41 million of costs for the Corporation's actions, as the acquiror of CBS Inc., to obtain operational synergies between the two companies. Costs included $9 million for the separation of employees, $15 million for asset writedowns, and $17 million for lease termination and other facility closure costs. Also in 1996, the Corporation reduced staffing levels at its corporate headquarters in Pittsburgh resulting in separation costs of $16 million. The 1995 plan also involved the separation of employees at its corporate headquarters, with separation costs totaling $25 million. At December 31, 1997, remaining expenditures for the 1996 and 1995 plans totaled $14 million. Annualized cost savings from these plans, which approximated $20 million for the 1996 plan and $12 million for the 1995 plan, generally were realized in 1997.

Results of operations for the Corporation's Discontinued Operations included restructuring actions, principally for the Power Generation and Energy Systems businesses of WELCO. These actions involved the separation of employees and the exiting of various product lines and closure of facilities. The restructuring liability at December 31, 1997 either will be paid prior to divestiture of these businesses or will be assumed by buyers.

In connection with the CBS Inc. acquisition, a plan was developed to integrate the CBS Inc. headquarters and radio and television operations with those of the Corporation. The estimated cost for restructuring the CBS Inc. organization, including separating employees and closing facilities, was $100 million, the majority of which was spent as of year-end 1997. Restructuring costs associated with the integration of the acquiror are included in the Corporation's 1996 restructuring plan discussed previously. No significant restructuring costs were incurred for the TNN and CMT or Infinity acquisitions.

Cost reduction initiatives are undertaken when the expected benefits are substantial in relation to the cost of the programs and are realizable in the near term. The Corporation will continue to implement further restructuring initiatives as competitive conditions dictate in an ongoing effort to reduce its overall cost structure and improve its competitiveness.

                                CBS CORPORATION

OTHER INCOME (EXPENSE), NET

The net of other income and expense items produced income of $78 million in 1997, $55 million in 1996, and $152 million in 1995. Such items generally include interest income, operating results of non-consolidated affiliates, and any gains or losses on disposition of other assets.

In 1997, the gain on the disposition of assets included a $24 million gain on the sale of a partnership interest, a $4 million gain on the sale of a radio station, and a $6 million gain on the sale of artwork from the New York office.

In 1996, other income (expense), net included a $12 million gain from the sale of an equity investment and, in 1995, a $115 million gain from the sale of the Corporation's 62% interest in MICROS Systems, Inc.

INTEREST EXPENSE

Interest expense for Continuing Operations totaled $386 million in 1997, $401 million in 1996, and $184 million in 1995. The $217 million increase in 1996 compared to 1995 resulted from higher debt attributable primarily to the acquisition of CBS Inc. The entire acquisition price of $5.4 billion was financed with debt. The Corporation repaid $3.6 billion of this debt in the first quarter of 1996 through proceeds from the divestiture of The Knoll Group (Knoll) and the defense and electronic systems business.

In August 1996, the Corporation prepaid the remaining $3.2 billion of debt under its then-existing credit facility and replaced it with borrowings under a new revolving credit facility with more favorable borrowing rates (see Revolving Credit Facility). As a result of extinguishing the $6.8 billion of debt prior to maturity, the Corporation recognized a $93 million extraordinary loss, net of taxes, for the write-off of the related debt issue costs.

Although average debt increased over the three-year period, average interest rates declined.

In connection with the presentation of various businesses as Discontinued Operations, interest expense on Continuing Operations' debt totaling $42 million in 1997, $60 million in 1996, and $96 million in 1995 was allocated to Discontinued Operations. See note 7 to the financial statements.

DISCONTINUED OPERATIONS

In November 1996, the Corporation's Board of Directors conditionally approved a plan for a strategic restructuring whereby the Corporation would separate its media and industrial businesses. The Corporation planned to form a new company to be called WELCO, which, after revision, included all of the Corporation's then-remaining industrial businesses except for Thermo King.

With the pending separation of the Corporation's industrial businesses, the assets, liabilities, and results of operations for WELCO and Thermo King were reclassified as Discontinued Operations, except for certain liabilities expected to be retained by the Corporation. The Corporation completed the sale of Thermo King on October 31, 1997 for $2.56 billion of cash and repaid debt of Continuing Operations. On November 14, 1997, the Corporation announced that it had reached a definitive agreement to sell its Power Generation business, the largest component of WELCO, to a subsidiary of Siemens A.G. for $1.525 billion of cash. The remaining businesses of WELCO, consisting primarily of Energy Systems and Government Operations, are expected to be divested in 1998. In the fourth quarter of 1997, the Corporation recognized a combined after-tax gain on the disposal of Thermo King and WELCO totaling $871 million, including an adjustment of prior disposal plans.

In 1996, the Corporation completed the sales of Knoll and its defense and electronic systems business for a combined after-tax gain of $1.2 billion. The purchase price totaled $3.6 billion of cash plus the assumption by the buyer of certain pension and postretirement liabilities associated with the active employees of the defense and electronic systems business. The net proceeds from these transactions were used to repay debt of Continuing Operations.

Also in 1996, the Corporation adopted plans to dispose of its environmental services businesses and its Communication & Information Systems (CISCO) segment. The combined after-tax losses from these disposals approximated $200 million in 1996. Various businesses comprising these segments were divested in 1997 and 1996, including the residential security business, the largest component of the CISCO segment. The remaining businesses are expected to be divested in 1998.

In July 1995, the Corporation sold its land development subsidiary for $430 million of cash and retained approximately $125 million of mortgage notes receivable, the majority of which have been repaid, and other securities. In addition, the buyer assumed $19 million of debt. Concurrently, the Corporation invested $48 million for a 24% equity interest in the new business. The Corporation expects to complete the divestiture of this investment in the near term. The net cash proceeds from the divestiture of this subsidiary were used to repay debt of Discontinued Operations. A net loss of $76 million was recognized on the disposal.

                                CBS CORPORATION

Following the divestitures of the remaining industrial businesses, which are expected in 1998, the assets of Discontinued Operations will consist primarily of the leasing portfolio, which will liquidate through the year 2015 in accordance with contractual terms. Debt of Discontinued Operations will include only that amount which can be repaid through liquidation of the leasing portfolio. Such debt totaled $536 million at December 31, 1997. Other liabilities for lagging divestiture costs or unresolved issues related to the sale of the industrial businesses also may remain at year-end 1998.

Except for the leasing portfolio and related debt, all future cash inflows and outflows related to Discontinued Operations will affect Continuing Operations. Management believes that the liability for estimated loss on disposal of Discontinued Operations of $989 million at December 31, 1997 is adequate to cover future operating costs, estimated losses on disposal, and the remaining divestiture costs associated with all Discontinued Operations.

The following represents the segment results for all Discontinued Operations for 1997, 1996, and 1995:

SEGMENT RESULTS OF OPERATIONS--DISCONTINUED OPERATIONS
(in millions)

                                                                                                       OPERATING PROFIT (LOSS)
                                         SALES OF PRODUCTS                OPERATING PROFIT                EXCLUDING SPECIAL
                                             & SERVICES                        (LOSS)                          CHARGES
                                      ------------------------         -----------------------         -----------------------
      YEAR ENDED DECEMBER 31,          1997     1996     1995          1997     1996     1995          1997     1996     1995
------------------------------------------------------------------------------------------------------------------------------
WELCO:
  Power Generation                    $2,004   $2,172   $1,718         $(305)  $  (75)  $  (57)        $(305)  $   (2)  $  (29)
------------------------------------------------------------------------------------------------------------------------------
  Energy Systems                       1,098    1,234    1,369             3      (30)     114            (8)      94      130
  Other Energy Systems                  (208)    (172)    (138)          (78)    (362)    (305)          (78)     (73)     (69)
------------------------------------------------------------------------------------------------------------------------------
  Energy Systems, net                    890    1,062    1,231           (75)    (392)    (191)          (86)      21       61
  Government Operations                  141      121      155            70       63       81            71       71       81
  Corporate and other                     67      112      331          (189)    (485)    (112)         (157)     (91)     (98)
------------------------------------------------------------------------------------------------------------------------------
Total WELCO                            3,102    3,467    3,435          (499)    (889)    (279)         (477)      (1)      15
Thermo King                              862      996    1,039           169      187      180           169      193      180
Other segments                           305      952    3,969           (61)    (195)     175           (61)    (154)     227
------------------------------------------------------------------------------------------------------------------------------
Total Discontinued Operations         $4,269   $5,415   $8,443         $(391)  $ (897)  $   76         $(369)  $   38   $  422
------------------------------------------------------------------------------------------------------------------------------

The segment results shown in the table above include sales and operating profit for each segment prior to the measurement date of the plan as well as those after the measurement date. All operating results after the measurement date are charged to the liability for estimated loss on disposal.

WELCO experienced an 11% decline in sales in 1997 compared to 1996, attributable both to Power Generation and to Energy Systems. The 1997 operating loss for Power Generation includes provisions for contract, warranty, and other costs associated with several projects. Both sales and operating profit for Energy Systems in 1997 include a $49 million unfavorable adjustment for higher costs to complete a complex international nuclear project. Other Energy Systems, which reflects the impact of litigation matters, includes special provisions in 1996 and 1995 for resolution of such matters. Government Operations reported growth in both sales and operating profit for 1997 compared to 1996. WELCO recognized various special charges in 1996 and 1995 for certain matters, including restructuring, litigation, and environmental remediation activities.

The sale of Thermo King on October 31, 1997 resulted in lower reported sales and operating profit for the year although their results through the date of sale were strong compared to the prior period. Declining sales for the other segments reflect continued disposals of the CISCO and environmental services businesses. Other segment results also include income related to the leasing portfolio as well as interest expense on the debt of Discontinued Operations.

INCOME TAXES

The Corporation's 1997 provision for income taxes in total was 57% of the income before taxes and minority interest. The 1997 total provision of $740 million consists of a $73 million expense from Continuing Operations and a $667 million expense from Discontinued Operations primarily related to the gain on the sale of Thermo King.

The Corporation's 1996 provision for income taxes in total was 81% of the income before taxes and minority interest. The 1996 total provision of $442 million consists of a $71 million benefit from Continuing Operations, a $573 million expense from Discontinued Operations

                                CBS CORPORATION
primarily related to the gain on the sale of the defense and electronic systems businesses, and a $60 million benefit from an extraordinary item.

The Corporation's 1995 provision for income taxes in total was 95% of the income before taxes and minority interest. The 1995 total provision of $28 million consists of a $75 million expense from Continuing Operations and a $47 million benefit from Discontinued Operations.

The Corporation's tax provision or benefit has fluctuated dramatically from the statutory tax rate of 35% of pre-tax income. The items that caused the fluctuations for Continuing Operations are set forth in note 6 to the financial statements. Amortization of intangible assets has a significant effect on the relationship between income taxes and pre-tax income. No tax benefit is recognized on the goodwill amortization recorded as a result of the TNN and CMT, Infinity, and CBS Inc. acquisitions, which approximates $240 million per year. In future years, the effect will be more dramatic because of increased goodwill amortization that will result from the American Radio acquisition and a full year of amortization of TNN and CMT goodwill.

The net deferred tax asset at December 31, 1997 totaled $661 million. This amount consists of a net deferred tax asset of $170 million from Continuing Operations and a net deferred tax asset of $491 million from Discontinued Operations. The temporary differences that give rise to deferred income taxes are shown in the Consolidated Deferred Income Taxes by Source table in note 6 to the financial statements.

The significant sources of the net deferred tax asset are: (i) the tax effect of cumulative net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes of $1,863 million representing future net income tax deductions; and
(ii) alternative minimum tax credit carryforwards of $302 million that have no expiration date. Of the net temporary difference of $1,863 million, approximately $1,092 million relates to a net pension obligation, $1,262 million relates to obligations for postretirement and postemployment benefits, and $2,016 million relates to reserves for restructuring, litigation, and other matters. These are partially offset by temporary differences of approximately $2,351 million related primarily to FCC licenses and other broadcasting intangible assets.

Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized. The reversal of temporary differences may cause tax losses in future years. Each tax-loss year would receive a new twenty-year carryforward period for tax years beginning after 1997. Under a conservative assumption that all net cumulative temporary differences had reversed in 1997, the Corporation would have through the year 2012 to recover the tax asset. This would require the Corporation to generate average annual taxable income of at least $125 million.

The following table shows a reconciliation of income (loss) from Continuing Operations before income taxes to taxable income (loss) from Continuing
Operations:

RECONCILIATION OF PRE-TAX INCOME (LOSS) FROM CONTINUING OPERATIONS TO U.S. FEDERAL TAXABLE INCOME (LOSS)
(in millions)

      YEAR ENDED DECEMBER 31,         1997    1996    1995
-----------------------------------------------------------
Pre-tax income (loss) from
  Continuing Operations             $ (59)   $(292)   $ 128
State income tax (benefit)            (21)      26      (12)
-----------------------------------------------------------
Permanent differences:
  Goodwill                            225      120       20
  Other                               (19)     105       44
-----------------------------------------------------------
Net permanent differences             206      225       64
-----------------------------------------------------------
Temporary differences:
  Pensions                             16       94      136
  Depreciation                         59        7       --
  Provision for restructuring and
    other actions                    (133)    (629)     487
  Other                                17     (122)      26
-----------------------------------------------------------
Net temporary differences             (41)    (650)     649
-----------------------------------------------------------
U.S. federal taxable income (loss)  $  85    $(691)   $ 829
-----------------------------------------------------------

YEAR 2000

The Corporation is addressing the issues associated with its existing computer systems and their ability to operate effectively as the millennium (year 2000) approaches. Both internal and external resources are being utilized to address these matters throughout the Corporation. For the Corporation's Continuing Operations, the assessing and planning phases of the project are essentially complete. The Corporation believes that, based on available information, its year 2000 transition will not have a material adverse effect on its business, operations, or financial results.

For the businesses that the Corporation expects to divest in 1998, the assessing phase of the project is complete and the planning phase is well under way. These matters are not anticipated to materially affect the disposition of the businesses or the sale proceeds.

                                CBS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Corporation manages its liquidity as a consolidated enterprise without regard to whether assets or debt are classified for balance sheet purposes as part of Continuing Operations or Discontinued Operations. As a result, the following discussion focuses on the Corporation's consolidated cash flows and capital resources.

In November 1996, the Corporation announced that it intended to separate its media and industrial businesses. By the end of 1997, Thermo King had been sold for $2.56 billion. Power Generation was under agreement to be sold for $1.525 billion. The largest remaining industrial businesses, Energy Systems and Government Operations, as well as several smaller industrial operations, are expected to be sold in 1998. Following these sales, the Corporation's operations will consist of only its media businesses.

The acquisitions of TNN and CMT on September 30, 1997 and Infinity on December 31, 1996 were accomplished through the issuance of additional shares of the Corporation's common stock. As a result of these acquisitions, the Corporation's equity increased more than $5 billion through the issuance of nearly 250 million additional shares. At December 31, 1997, the Corporation had nearly 700 million shares outstanding.

By divesting the industrial businesses for cash and acquiring the media businesses with stock, the Corporation was able to reduce its total debt to $3.9 billion at December 31, 1997 from $6.1 billion at December 31, 1996.

In September 1997, the Corporation announced that it had reached a definitive agreement to acquire American Radio's radio broadcasting operations for $1.6 billion of cash plus the assumption of approximately $1 billion of debt. The transaction, which is expected to close in the second quarter of 1998, will add approximately 100 radio stations to the Radio Group's current portfolio.

In January 1998, the Corporation and the NFL announced that CBS was awarded the rights to broadcast American Football Conference games. The eight-year agreement, subject to rebid at the end of five years at the discretion of the NFL, will cost approximately $4 billion. The contract begins with the 1998 football season and includes two Super Bowls.

In February 1998, the Corporation announced that its Board of Directors authorized the purchase, through open market transactions, of up to $1 billion of its common stock. At the same time, the Corporation announced that it would suspend dividend payments on its common stock after payment of the March 1, 1998 dividend so that the cash could be used to better enhance shareholder value.

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

Operating Activities

The operating activities of Continuing Operations used $201 million of cash in 1997 compared to $95 million of cash used in 1996. The primary factor causing the additional use of cash in 1997 was the substantial payment of accrued liabilities early in the year. The additional cash generated by the businesses in 1997 was essentially offset by an increase in receivables. In 1995, the operating activities of Continuing Operations generated $175 million of cash. The decline in operating cash flows from 1995 to 1996 was driven by a $227 million increase in interest payments in 1996.

In general, the media businesses, through their operations, generate significant cash. The Corporation continues to invest in program rights in an ongoing effort to maintain quality programming and improve ratings in key demographic categories. In each of the last two years, the Corporation has paid nearly $400 million of interest on debt of Continuing Operations, much of which was incurred to substantially expand the media operations. This debt was more than $2 billion lower at year-end 1997 compared to the prior year end. In future years, the Corporation's operating cash flows from Continuing Operations will be unfavorably affected by payments associated with retained liabilities of discontinued businesses. However, the annual impact generally is not expected to be significant because the payments could extend for periods of up to 30 years.

Cash contributions to all of the Corporation's pension plans totaled $164 million in 1997, $250 million in 1996, and $315 million in 1995. A $73 million cash contribution was made in January 1998 in accordance with applicable minimum funding requirements. The 1996 decrease in contributions resulted from the divestiture of the defense and electronic systems business and the assumption of certain pension liabilities by the buyer. The Corporation's contribution level for 1998, which is expected to approximate $300 million (including the $73 million contribution made in January 1998), is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years.

                                CBS CORPORATION

The operating activities of Discontinued Operations used $437 million of cash during 1997 compared to $312 million in 1996. In 1995, operating activities of Discontinued Operations generated cash of $518 million. These cash flows consist of those provided by or used in the operations of the businesses prior to their disposal and the payment of divestiture and other costs associated with divested businesses. The unfavorable cash flows in 1997 and 1996 reflect cash used in the operations of WELCO, particularly in 1997. Cash used in 1996 included substantial payments related to the sale of the defense and electronic systems business. The operations of the defense and electronic systems business, Thermo King, and WELCO generated significant cash in 1995.

Future operating cash flows of Discontinued Operations will consist primarily of operating revenues, operating costs, and disposal costs associated with WELCO and certain other remaining industrial businesses. These cash flows, along with proceeds generated through divestiture of these businesses, will affect the cash flows of Continuing Operations. Interest costs on debt of Discontinued Operations, as well as the repayment of that debt, will be paid through the continued liquidation of the leasing portfolio and are not expected to impact future cash flows of Continuing Operations.

Investing Activities

Investing activities provided cash of $2.5 billion during 1997 and $2.9 billion during 1996 and used $4.3 billion of cash during 1995. The sale of Thermo King in 1997 for $2.56 billion and the sales of Knoll and the defense and electronic systems business in 1996 for $3.6 billion provided the significant investing cash inflows in 1997 and 1996. The completion of the CBS Inc. acquisition in 1995 for $5.4 billion caused the major cash outflow in 1995.

The acquisitions of TNN and CMT and Infinity were accomplished using common stock and, except as noted below, did not require the use of cash. Acquisitions for cash of $59 million completed during 1997 included a U.K. transit advertising company and a payment in connection with a swap of radio stations. Acquisitions of $1.1 billion completed during 1996 included the cash investment associated with the repayment of Infinity debt at the time of its acquisition, as well as purchases of two Chicago radio stations, TeleNoticias, and several smaller businesses and investments. CBS Inc. was the only major acquisition in 1995.

In 1997, the Corporation completed the sale of Thermo King, generating cash proceeds of $2.56 billion. Additional cash of approximately $200 million was generated in 1997 from continued divestiture of non-strategic businesses. The Corporation completed the sales of Knoll and the defense and electronic systems business in 1996, generating $3.6 billion of cash. Remaining 1996 divestiture cash proceeds resulted primarily from the sales of non-strategic businesses, including Westinghouse Security Systems, and a Providence, Rhode Island, television station acquired with CBS Inc. During 1995, liquidations of Financial Services assets and divestitures generated cash proceeds of $1 billion and included the sale of the Corporation's land development subsidiary, a majority interest in MICROS, and several smaller businesses.

The Corporation's capital expenditures for Continuing Operations totaled $121 million in 1997 compared to $93 million in 1996 and $32 million in 1995. The increase is primarily attributable to recent acquisitions. Over the next six to 15 years, the Corporation expects to spend approximately $250 million for equipment and other capital assets to meet commitments for digital transmission capability. Capital expenditures for Discontinued Operations will continue to decline as those businesses are sold.

In 1996 and 1995, the Corporation generated $44 million and $305 million of cash, respectively, through the sales of investments held in two trusts that were established to fund executive benefit plans. The trust investments were replaced with the Corporation's common stock.

The Corporation expects to liquidate the remaining assets of Discontinued Operations in 1998. The sale of Power Generation for $1.525 billion is expected to be completed in mid-1998.

Financing Activities

Cash used by financing activities during 1997 totaled $2 billion compared to $2.5 billion in 1996. Financing cash outflows in 1997 included $2.56 billion of debt prepaid upon the sale of Thermo King. Financing cash outflows in 1996 included $3.6 billion of debt prepaid upon the sales of Knoll and the defense and electronic systems business. Also in 1996, the Corporation prepaid the remaining outstanding debt under its then-existing $7.5 billion credit facility and replaced it with borrowings under a new $5.5 billion credit facility (see Revolving Credit Facility). In 1995, financing activities provided cash of $3.5 billion including $5.4 billion of borrowings to finance the CBS Inc. acquisition.

Total borrowings under the Corporation's $5.5 billion revolving credit facility were $1.5 billion at year-end 1997 (see Revolving Credit Facility). These borrowings were subject to a floating interest rate of 6.7% at December 31, 1997, which was based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

Dividends paid in 1997 included $23 million for Series C preferred stock, which converted into 32 million shares

                                CBS CORPORATION
of common stock in the second quarter of 1997, and $125 million for common stock dividends. Dividends paid in 1996 included $47 million for Series C preferred stock, with the remaining $80 million representing common stock dividends. Dividends paid in 1995 included $47 million for Series C preferred stock, $38 million for Series B preferred stock, which converted into 33 million common shares in the third quarter of 1995, and $74 million representing common stock dividends. The increase in the common stock dividends from 1996 to 1997 reflects nearly 250 million additional shares issued to acquire TNN and CMT and Infinity.

In February 1998, the Corporation announced that its Board of Directors authorized the purchase, through open market transactions, of up to $1 billion of its common stock. At the same time, the Corporation announced that it would suspend dividend payments on its common stock after payment of the March 1, 1998 dividend so that the cash could be used to better enhance shareholder value.

As a result of the increase in equity from the TNN and CMT and Infinity acquisitions and the financing activities described previously, the Corporation's net debt decreased from 84% of consolidated net capitalization at December 31, 1995 to 50% at December 31, 1996 and to 32% at December 31, 1997.

Revolving Credit Facility

In August 1996, the Corporation completed a bank credit agreement with a total commitment of $5.5 billion. The new agreement was structured as a revolving credit facility with a bullet maturity in five years.

The unused capacity under the revolving credit facility equaled $4 billion at December 31, 1997. Borrowing availability under the revolver is subject to compliance with certain covenants, representations, and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on liens incurred, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of the financial covenants become more restrictive over the term of the agreement. At December 31, 1997, the Corporation was in compliance with the financial covenants, which were modified in the fourth quarter of 1997. Certain of the financial covenants were also modified in the first quarter of 1998.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. To manage this exposure, the Corporation enters into interest rate and currency exchange agreements. The Corporation does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

At December 31, 1997, the Corporation's debt of Continuing Operations was $3,387 million, of which $2,181 million was in fixed rate obligations. Additionally, the Corporation had interest rate exchange agreements that converted $130 million of variable-rate debt to fixed-rate debt. Assuming a 1% increase in interest rates, annual interest expense would be approximately $12 million higher based on the balance of variable-rate debt outstanding at December 31, 1997. With regard to fixed-rate obligations and interest rate exchange agreements, a 1% decrease in interest rates would increase the value of these instruments by approximately $150 million.

The Corporation continually monitors its economic exposure to changes in foreign exchange rates and enters into foreign exchange forward or option contracts to hedge its transaction exposure where appropriate. The notional amount of the Corporation's foreign currency forward contracts, which were hedging firm commitments at year-end 1997, was $16 million. The majority of these related to the Japanese Yen, German Mark, and Canadian Dollar. A 10% change in foreign exchange rates across all currencies in the Corporation's portfolio would not be material.

The Corporation's credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, the Corporation selects high credit quality counterparties.

For further information regarding the Corporation's debt and foreign exchange portfolio, see note 20 to the financial statements.

ENVIRONMENTAL MATTERS

Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on the Corporation. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; and the identification of new sites. See note 12 to the financial statements.

The majority of the environmental matters being addressed by the Corporation have arisen from past operation of its industrial businesses. Although the remaining industrial businesses are anticipated to be divested by year-end 1998, the Corporation expects to retain certain obligations relating to these past activities.

                                CBS CORPORATION

At December 31, 1997, the Corporation had an accrued liability of $402 million to cover site investigation, remediation, post-closure, and monitoring activities for approximately 90 sites for which environmental responsibility is expected to remain with the Corporation. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. Should alternative remediation strategies be selected, the costs related to these sites could differ from the amounts currently accrued. The Corporation recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

In addition, included in Discontinued Operations are environmental liabilities directly related to active sites that are expected to be assumed by buyers in divestiture transactions.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity, or results of operations.

LEGAL MATTERS

The Corporation is defending a number of lawsuits on various matters. See note 12 to the financial statements. The Corporation recorded special charges for litigation matters during 1996 and 1995 of $486 million and $236 million, respectively, of which $28 million in 1996 was included in Continuing Operations. These amounts represent management's best estimate of incremental costs associated with resolution of these matters.

Since 1993, the Corporation has entered into agreements to resolve ten litigation claims in connection with alleged tube degradation in steam generators sold by the Corporation as components for nuclear steam supply systems. These agreements, among other things, require the Corporation to provide certain products and services at prices discounted at varying rates. These discounted products and services are expected to be provided primarily over the next nine years. Certain of these discounts will impact future operating results of the Energy Systems business, which is included in Discontinued Operations. The Corporation expects the obligations for these matters to be assumed by a buyer in a divestiture transaction.

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

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the Corporation's pending cases and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced in note 12 and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

RETAINED LIABILITIES OF DISCONTINUED BUSINESSES

Liabilities for the environmental matters and certain of the litigation matters discussed previously, although arising from discontinued businesses, are expected to be retained by the Corporation following the divestiture of the remainder of the industrial businesses. As a result, liabilities totaling $958 million at December 31, 1997 and related assets of $244 million have been separately presented on the Corporation's balance sheet. See note 12 to the financial statements.

                                CBS CORPORATION

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

The Corporation maintains a system of internal accounting controls, supported by adequate documentation, to provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Corporation. Limitations exist in any system of internal accounting controls based on the recognition that the cost of the system should not exceed the benefits derived. The Corporation believes its system of internal accounting controls, augmented by its corporate auditing function, appropriately balances the cost/benefit relationship.

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

                                CBS CORPORATION

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CBS CORPORATION

We have audited the accompanying consolidated balance sheets of CBS Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and shareholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBS Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
Pittsburgh, Pennsylvania
January 28, 1998

                                CBS CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CBS CORPORATION

In our opinion, the accompanying consolidated financial statements appearing on pages 26 through 49 of this Annual Report on Form 10-K present fairly, in all material respects, the results of operations of CBS Corporation and its subsidiaries and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Corporation and its subsidiaries for any period subsequent to December 31, 1995.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Pittsburgh, Pennsylvania
February 12, 1996 except for the
restatements discussed in notes 1 and 7, for which the dates are March 31, 1996, November 13, 1996, and September 30, 1997.

                                CBS CORPORATION

CONSOLIDATED STATEMENT OF INCOME
(in millions except per-share amounts)

                  YEAR ENDED DECEMBER 31,                      1997         1996         1995
----------------------------------------------------------------------------------------------
Revenues                                                      $ 5,363      $ 4,143      $1,074
Operating expenses                                             (3,483)      (2,786)       (427)
Depreciation and amortization                                    (445)        (279)        (57)
Residual costs of discontinued businesses (note 19)              (143)        (114)        (37)
Marketing, administration, and general expenses                (1,043)        (910)       (393)
----------------------------------------------------------------------------------------------
Operating profit                                                  249           54         160
Other income (expense), net (note 18)                              78           55         152
Interest expense                                                 (386)        (401)       (184)
----------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations before income taxes and minority interest in income of consolidated
  subsidiaries                                                    (59)        (292)        128
Income tax (expense) benefit (note 6)                             (73)          71         (75)
Minority interest in (income) loss of consolidated
  subsidiaries                                                      1           --          (6)
----------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations                         (131)        (221)         47
----------------------------------------------------------------------------------------------
Discontinued Operations, net of income taxes
  (notes 1 and 7):
  Income (loss) from Discontinued Operations                     (191)        (609)         19
  Estimated gain (loss) on disposal of Discontinued
     Operations                                                   871        1,018         (76)
----------------------------------------------------------------------------------------------
Income (loss) from Discontinued Operations                        680          409         (57)
Extraordinary item, net of income taxes:
  Loss on early extinguishment of debt (note 2)                    --          (93)         --
----------------------------------------------------------------------------------------------
Net income (loss)                                             $   549      $    95      $  (10)
----------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common share
  (note 15):
  Continuing Operations                                       $  (.24)     $  (.67)     $ (.09)
  Discontinued Operations                                        1.08         1.02        (.16)
  Extraordinary item                                               --         (.23)         --
----------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common share            $   .84      $   .12      $ (.25)
----------------------------------------------------------------------------------------------
Cash dividends per common share                               $   .20      $   .20      $  .20
----------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

Per-share amounts for 1996 and 1995 have been restated to reflect the adoption of SFAS No. 128, "Earnings per Share."

                                CBS CORPORATION

CONSOLIDATED BALANCE SHEET
(in millions)

                      AT DECEMBER 31,                          1997         1996
----------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents (note 2)                          $     8      $   129
  Customer receivables (net of allowance for doubtful
     accounts of $35 million and $27 million)                     936          783
  Program rights                                                  502          431
  Deferred income taxes (note 6)                                  394          377
  Prepaid and other current assets                                135          182
----------------------------------------------------------------------------------
  Total current assets                                          1,975        1,902
  Property and equipment, net (note 8)                          1,066        1,017
  FCC licenses, net (note 9)                                    2,171        2,199
  Goodwill, net (note 9)                                        9,681        8,721
  Other intangible and noncurrent assets (note 9)               1,610        1,567
  Net assets of Discontinued Operations (note 7)                  212        1,646
----------------------------------------------------------------------------------
Total assets                                                  $16,715      $17,052
----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt (note 10)                                   $    89      $   484
  Current maturities of long-term debt (note 10)                   62            4
  Accounts payable                                                221          206
  Liabilities for talent and program rights                       309          308
  Other current liabilities (note 11)                             868        1,380
----------------------------------------------------------------------------------
  Total current liabilities                                     1,549        2,382
  Long-term debt (note 10)                                      3,236        5,147
  Pension liability (note 4)                                    1,149        1,061
  Other noncurrent liabilities (note 11)                        2,696        2,728
----------------------------------------------------------------------------------
Total liabilities                                               8,630       11,318
----------------------------------------------------------------------------------
Contingent liabilities and commitments (notes 12 and 13)
Minority interest in equity of consolidated subsidiaries            5            3
----------------------------------------------------------------------------------
Shareholders' equity (note 14):
  Preferred stock, $1.00 par value (25 million shares
     authorized):
     Series C conversion preferred (no shares and 4 million
      shares issued)                                               --            4
  Common stock, $1.00 par value (1,100 million shares
     authorized, 718 million and 609 million shares issued)       718          609
  Capital in excess of par value                                7,178        5,376
  Common stock held in treasury, at cost                         (530)        (546)
  Minimum pension liability adjustment (note 4)                  (771)        (796)
  Retained earnings                                             1,485        1,084
----------------------------------------------------------------------------------
Total shareholders' equity                                      8,080        5,731
----------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $16,715      $17,052
----------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

                                CBS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                  YEAR ENDED DECEMBER 31,                      1997         1996         1995
-----------------------------------------------------------------------------------------------
Cash flows from operating activities of Continuing
  Operations:
  Income (loss) from Continuing Operations                    $  (131)     $  (221)     $    47
  Adjustments to reconcile income (loss) from Continuing
    Operations to net cash provided (used) by operating
    activities:
       Depreciation and amortization                              445          279           57
       Gains on asset dispositions                                (39)         (13)        (121)
       Other noncash adjustments                                  (81)        (164)          --
       Changes in assets and liabilities, net of effects of
       acquisitions and divestitures of businesses:
           Receivables, current and noncurrent                   (144)         (22)         208
           Accounts payable                                        14           67          (37)
           Deferred and current income taxes                        5           37           14
           Program rights                                         (79)        (148)         (47)
           Other assets and liabilities                          (191)          90           54
-----------------------------------------------------------------------------------------------
Cash provided (used) by operating activities of Continuing
  Operations                                                     (201)         (95)         175
-----------------------------------------------------------------------------------------------
Cash provided (used) by operating activities of Discontinued
  Operations (note 7)                                            (437)        (312)         518
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Business acquisitions                                           (59)      (1,110)      (5,411)
  Business divestitures and other asset liquidations            2,752        4,165        1,045
  Capital expenditures--Continuing Operations                    (121)         (93)         (32)
  Capital expenditures--Discontinued Operations                   (85)        (113)        (258)
  Asset liquidations of trust investments                          --           44          305
  Other                                                            --           --           15
-----------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                    2,487        2,893       (4,336)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank revolver borrowings                                      2,970        7,263        7,480
  Bank revolver repayments                                     (4,555)      (4,318)      (8,294)
  Net reduction in other short-term debt                         (406)        (403)        (416)
  Long-term borrowings                                             --           --        5,009
  Repayments of long-term debt                                   (153)      (5,012)          (9)
  Stock issued                                                    287          130           90
  Debt issue costs                                                (10)         (12)        (176)
  Dividends paid                                                 (148)        (127)        (159)
-----------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                   (2,015)      (2,479)       3,525
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 (166)           7         (118)
Cash and cash equivalents at beginning of period for
  Continuing and Discontinued Operations (notes 2 and 7)          233          226          344
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period for Continuing
  and Discontinued Operations (notes 2 and 7)                 $    67      $   233      $   226
-----------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Interest paid--Continuing Operations                        $   395      $   392      $   165
  Interest paid--Discontinued Operations                           95          106          188
-----------------------------------------------------------------------------------------------
  Total interest paid                                         $   490      $   498      $   353
-----------------------------------------------------------------------------------------------
  Income taxes paid (refunded)                                $    68      $   (34)     $    61
-----------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements and include descriptions of noncash transactions.

                                CBS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

                                                                                          MINIMUM
                                                   COMMON      CAPITAL IN                 PENSION
                                    PREFERRED     STOCK AT      EXCESS OF    TREASURY    LIABILITY    RETAINED
                                      STOCK      PAR VALUE      PAR VALUE     STOCK     ADJUSTMENT    EARNINGS    TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994          $ 12         $ 393         $ 1,931      $ (870)     $  (962)    $ 1,285    $ 1,789
Series B preferred shares
  converted                             (8)           33             (25)                                             --
Shares issued under various
  compensation and benefit plans                                     (55)        139                                  84
Shares issued under dividend
  reinvestment plan                                                   (4)         11                                   7
Pension liability adjustment, net
  of deferred taxes                                                                          (258)                  (258)
Net loss                                                                                                  (10)       (10)
Dividends paid                                                                                           (159)      (159)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          $  4         $ 426         $ 1,847      $ (720)     $(1,220)    $ 1,116    $ 1,453
------------------------------------------------------------------------------------------------------------------------
Shares issued under various
  compensation and benefit plans                                     (41)        161                                 120
Shares issued under dividend
  reinvestment plan                                                   (3)         13                                  10
Shares issued for Infinity
  acquisition                                        183           3,573                                           3,756
Pension liability adjustment, net
  of deferred taxes                                                                           424                    424
Net income                                                                                                 95         95
Dividends paid                                                                                           (127)      (127)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996          $  4         $ 609         $ 5,376      $ (546)     $  (796)    $ 1,084    $ 5,731
------------------------------------------------------------------------------------------------------------------------
Series C preferred shares
  converted                             (4)           32             (28)                                             --
Shares issued under various
  compensation and benefit plans                      18             333          15                                 366
Shares issued under dividend
  reinvestment plan                                                    7           1                                   8
Shares issued for TNN and CMT
  acquisition                                         59           1,490                                           1,549
Pension liability adjustment, net
  of deferred taxes                                                                            25                     25
Net income                                                                                                549        549
Dividends paid                                                                                           (148)      (148)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $ --         $ 718         $ 7,178      $ (530)     $  (771)    $ 1,485    $ 8,080
------------------------------------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

                                CBS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Consolidation

On December 1, 1997, Westinghouse Electric Corporation (Westinghouse) changed its name to CBS Corporation. These consolidated financial statements include the accounts of CBS Corporation and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions. Investments in joint ventures and other companies that the Corporation does not control but has the ability to exercise significant management influence over operating and financial policies are accounted for by the equity method.

The Corporation's Continuing Operations include the Radio Group, the Television Group, Network, and Cable. Segment information is included in note 19 to the financial statements.

On September 30, 1997, the Corporation acquired Gaylord Entertainment Company's (Gaylord) two major cable networks: The Nashville Network (TNN) and Country Music Television (CMT). On December 31, 1996, the Corporation acquired Infinity Broadcasting Corporation (Infinity), and on November 24, 1995, it acquired CBS Inc. The Corporation's Consolidated Statement of Income includes the operating results of the acquired entities from their respective dates of acquisition. See note 3 to the financial statements.

In September 1997, the Corporation announced that it had reached a definitive agreement to acquire the radio broadcasting operations of American Radio Systems Corporation (American Radio) for $1.6 billion of cash plus the assumption of approximately $1 billion of debt. The transaction is expected to close in the second quarter of 1998.

Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

Discontinued Operations

Under various disposal plans adopted in recent years, the Corporation has either completed or planned the divestiture of all of its industrial businesses. See note 7 to the financial statements.

In November 1996, the Corporation announced a conditional plan to separate its media and industrial businesses. The Corporation planned to form a new company to be called Westinghouse Electric Company (WELCO), which, after modification of the plan, would include all of the Corporation's then-remaining industrial businesses except for Thermo King Corporation (Thermo King), its transport temperature control business. In September 1997, the Corporation announced a definitive agreement to sell Thermo King and completed the sale in October 1997.

In November 1997, the Corporation announced that it would separate the remaining industrial businesses by way of sale and that it had reached a definitive agreement to sell Power Generation, the largest of those businesses. All of the remaining industrial businesses are expected to be divested in 1998. In connection with these actions, the Corporation reclassified the assets and liabilities of Thermo King and WELCO as Discontinued Operations except for certain liabilities expected to be retained by the Corporation. See note 12 to the financial statements.

In November 1996, the Corporation adopted a plan to exit its Communication & Information Systems (CISCO) segment, and in March 1996, adopted a plan to exit its environmental services segment. These businesses were reclassified as Discontinued Operations in 1996.

In December 1995, the Corporation announced a plan to divest its defense and electronic systems business and The Knoll Group (Knoll), its office furniture segment. In July 1995, the Corporation sold WCI Communities, Inc. (WCI), its land development subsidiary. These businesses were reclassified as Discontinued Operations in 1995.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues are primarily derived from the sale of advertising spots and are recognized when the spots are broadcast. The Corporation also receives syndication revenues on sales of owned programming, cable license fees from distribution of its cable networks, and advertising revenues on the sale of outdoor advertising space. Syndication revenues are recognized when the programming is available to telecast and certain other conditions are met. Revenues from cable license fees are recorded in the period that service is provided. Revenues on outdoor advertising space are recognized proportionately over the contract term.

                                CBS CORPORATION

Stock-Based Compensation

The Corporation measures compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma net income and pro forma earnings per share disclosures using the fair value based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," are provided in note 16 to the financial statements.

Legal Costs

When estimating the amount of probable loss to be recognized in connection with litigation matters, the Corporation includes estimated external legal costs through the date of resolution. All other legal costs are recognized in the period in which they are incurred.

Environmental Costs

The Corporation records liabilities when environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. Such estimates are adjusted if necessary as new remediation requirements are defined or as more information becomes available.

Extraordinary Item

In 1996, the Corporation extinguished prior to maturity $6.8 billion of debt under its then-existing $7.5 billion credit facility. These prepayments represented all outstanding borrowings under this facility. As a result of the early extinguishment of debt and the write-off of related debt issue costs, the Corporation recognized an extraordinary loss of $93 million, net of a tax benefit of $60 million, in 1996.

Cash and Cash Equivalents

The Corporation considers all investment securities with a maturity of three months or less when acquired to be cash equivalents. All cash and temporary investments are placed with high credit quality financial institutions, and the amount of credit exposure to any one financial institution is limited.

Program Rights

Costs incurred in connection with the production of, or the purchase of, rights to programs to be broadcast within one year are classified as current assets while costs of those programs to be broadcast after one year are considered noncurrent. Program costs are amortized as the respective programs are broadcast. Program rights are carried at the lower of unamortized cost or estimated net realizable value.

Property and Equipment

Property and equipment assets are recorded at cost and depreciated over their estimated useful lives. Depreciation is generally computed on the straight-line method based on useful lives of 27.5 to 60 years for buildings, 20 years for land improvements, and three to 12 years for equipment. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred. The Corporation limits capitalization of newly acquired assets to those assets with cost generally in excess of $1,500.

Intangible Assets

Identifiable intangible assets primarily include Federal Communications Commission (FCC) licenses, which are limited as to availability and have historically appreciated in value with the passage of time, and cable license agreements. Identifiable intangible assets and goodwill are amortized using the straight-line method over their estimated lives but not in excess of 40 years.

Subsequent to the acquisition of an intangible or other long-lived asset, the Corporation evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such an asset may not be recoverable. If definitive cash flows are not available for a specific intangible or other long-lived asset, the Corporation evaluates recoverability of the specific business to which the asset relates. When factors indicate that an intangible or other long-lived asset should be evaluated for possible impairment, the Corporation uses an estimate of the related asset's undiscounted future cash flows over the remaining life of that asset in measuring recoverability. If such an analysis indicates that impairment has in fact occurred, the Corporation writes down the book value of the intangible or other long-lived asset to its fair value.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, program rights, contracts, pensions, and Discontinued Operations, based on currently available information. Changes in facts and circumstances may result in revised estimates.

New Pronouncements

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," were issued. SFAS 130 requires that an enterprise report by major component and as a single total the change in its net assets from nonowner

                                CBS CORPORATION
sources during the period. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Corporation's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

At December 31, 1997, the Corporation adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and disclosing basic and diluted earnings per common share. Earnings per common share for 1996 and 1995 have been restated to reflect the adoption of SFAS 128. See note 15 to the financial statements.

NOTE 3: ACQUISITIONS

On September 30, 1997, the Corporation acquired Gaylord's two major cable networks: TNN and CMT. The acquisition included the domestic and international operations of TNN, the U.S. and Canadian operations of CMT, and approximately $50 million in working capital. The total purchase price of $1.55 billion was paid through the issuance of 59 million shares of the Corporation's common stock. The acquisition was accounted for under the purchase method. Based on preliminary estimates, which may be revised at a later date, the excess of the consideration paid over the estimated fair value of net assets acquired of approximately $1.2 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

Prior to the acquisition, the Corporation provided certain services to TNN and CMT for which it received a commission. Additionally, the Corporation owned a 33% interest in CMT.

On December 31, 1996, the Corporation acquired Infinity for $3.8 billion of equity and $.9 billion of debt. The acquisition, which was accounted for under the purchase method, resulted in an increase in the Corporation's shareholders' equity at year-end 1996 of $3.8 billion from the issuance of 183 million shares of common stock and the conversion of Infinity options into options to acquire approximately 22 million additional shares of the Corporation's common stock.

The estimated fair values of assets acquired and liabilities assumed are summarized in the following table:

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
(in millions)

                           TNN AND CMT          INFINITY
                        AT SEPTEMBER 30,    AT DECEMBER 31,
                              1997                1996
------------------------------------------------------------
Cash                         $    8              $   --
Receivables                      63                 180
Program rights                   22                  --
Investments                      --                 107
Assets held for sale             --                  70
Property and equipment           49                  39
Identifiable intangible assets:
  FCC licenses                   --                 996
  Cable license
    agreements                  506                  --
  Other                          --                 277
Goodwill                      1,177               3,630
Other assets                      4                  31
Liabilities for
  talent, program
  rights, and similar
  contracts                      (8)                 --
Debt                             --                (149)
Deferred income taxes          (200)               (328)
Other liabilities               (71)               (146)
------------------------------------------------------------
Total purchase price         $1,550              $4,707
------------------------------------------------------------

The following unaudited pro forma information combines the consolidated results of operations of the Corporation with those of TNN and CMT and Infinity as if these acquisitions had occurred at the beginning of 1996. The pro forma results give effect to certain purchase accounting adjustments, including additional depreciation expense resulting from a step-up in the basis of fixed assets, additional amortization expense from goodwill and other identifiable intangible assets, increased interest expense from acquisition debt, related income tax effects, and the issuance of additional shares in connection with the acquisitions.

PRO FORMA RESULTS
(unaudited, in millions except per-share amounts)

          YEAR ENDED DECEMBER 31,             1997      1996
-------------------------------------------------------------
Revenues                                     $5,566    $5,137
Interest expense                               (386)     (482)
Loss from Continuing Operations                (129)     (242)
Loss per common share--
  Continuing Operations                        (.23)     (.45)
-------------------------------------------------------------

This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the TNN and CMT and Infinity acquisitions been consummated on January 1, 1996. In addition, these results are not intended to be a projection of future

                                CBS CORPORATION
results and do not reflect any synergies that might be achieved from combined operations.

NOTE 4: PENSIONS

The Corporation has a number of defined benefit pension plans covering substantially all employees. Most plan benefits are based on either years of service and compensation levels at the time of retirement or a formula based on career earnings. Pension benefits are paid primarily from trusts funded by the Corporation and employee contributions. The Corporation funds its qualified U.S. pension plans at amounts equal to or greater than the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Substantially all plan assets are invested in equity and fixed income securities. The Corporation also participates in various multi-employer, union-administered defined benefit plans that cover certain broadcast employees. Pension expense related to these multi-employer plans for 1997 and 1996 was $11 million and $10 million, respectively, and was not material for 1995.

The components of net periodic pension cost follow:

NET PERIODIC PENSION COST
(in millions)

     YEAR ENDED DECEMBER 31,        1997      1996      1995
-------------------------------------------------------------
Service cost                        $  62    $   70    $   53
Interest cost on projected benefit
  obligation                          384       371       391
Amortization of unrecognized net
  transition obligation                27        25        35
Amortization of unrecognized prior
  service benefit                     (10)       (7)      (11)
Amortization of unrecognized net
  loss                                 83       108        68
-------------------------------------------------------------
                                      546       567       536
Return on plan assets:
  Actual return on plan assets       (636)     (437)     (584)
  Deferred gain                       290        90       245
-------------------------------------------------------------
Recognized return on plan assets     (346)     (347)     (339)
-------------------------------------------------------------
Net periodic pension cost           $ 200    $  220    $  197
-------------------------------------------------------------

Of the net periodic pension cost shown in the preceding table, $83 million, $121 million, and $172 million are included in the results of operations of Discontinued Operations for 1997, 1996, and 1995, respectively.

The assumptions used to develop the net periodic pension cost and the present value of benefit obligations are shown in the following table:

SIGNIFICANT PENSION PLAN ASSUMPTIONS

                                    1997         1996         1995
---------------------------------------------------------------------
Discount rate:
  Periodic pension cost             7.75%        6.75%         8.5%
  Pension benefit obligation        7.25         7.75         6.75
Compensation increase rate           4.0          4.0          4.0
Long-term rate of return on plan
  assets                             9.5          9.5         9.75
---------------------------------------------------------------------

Based on the requirements of SFAS No. 87, "Employers' Accounting for Pensions," the Corporation adjusts the discount rate to reflect current and expected-to-be-available interest rates on high quality fixed income investments at the end of each year.

The table on the following page sets forth the funded status of the defined benefit plans and amounts recognized in the Corporation's balance sheet at December 31, 1997 and 1996:

                                CBS CORPORATION

FUNDED STATUS--PENSION PLANS
(in millions)

                                                                         1997                                1996
                                                             -----------------------------       -----------------------------
                                                                ASSETS        ACCUMULATED           ASSETS        ACCUMULATED
                                                                EXCEED         BENEFITS             EXCEED         BENEFITS
                                                              ACCUMULATED       EXCEED            ACCUMULATED       EXCEED
                      AT DECEMBER 31,                          BENEFITS         ASSETS             BENEFITS         ASSETS
------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Vested                                                        $ (830)         $(3,836)             $(693)         $(3,875)
  Nonvested                                                        (22)            (268)               (47)            (265)
------------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                    (852)          (4,104)              (740)          (4,140)
Effect of projected future compensation levels                    (132)            (188)              (116)            (198)
------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date         (984)          (4,292)              (856)          (4,338)
Plan assets at fair value                                        1,023            2,991                879            3,051
------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets               39           (1,301)                23           (1,287)
Unrecognized net loss (gain)                                        30            1,355                 (1)           1,402
Prior service cost (benefit) not yet recognized in net
  periodic pension cost                                            (63)             (72)                 9              (86)
Unrecognized net transition obligation (asset)                      (6)              94                (11)             128
------------------------------------------------------------------------------------------------------------------------------
Prepaid pension cost                                                --               76                 20              157
Minimum pension liability                                           --           (1,189)                --           (1,246)
------------------------------------------------------------------------------------------------------------------------------
Pension asset (liability) included in consolidated balance
  sheet                                                         $   --          $(1,113)             $  20          $(1,089)
------------------------------------------------------------------------------------------------------------------------------

The Corporation sponsors various non-qualified supplemental pension plans that provide additional benefits to certain employees. For financial reporting purposes, these plans are treated as non-funded pension plans. The unfunded accumulated benefit obligation under these plans included in the preceding table at December 31, 1997 and 1996 is $307 million and $260 million, respectively.

At December 31, 1997 and 1996, included in the balance sheet of Continuing and Discontinued Operations are the following pension assets and liabilities:

BALANCE SHEET STATUS
(in millions)

                                              1997
                                    ------------------------
                                        NET
                                      PENSION     INTANGIBLE
         AT DECEMBER 31,             LIABILITY      ASSET
------------------------------------------------------------
Continuing Operations                 $(1,149)       $22
Discontinued Operations                    36         --
------------------------------------------------------------
Total                                 $(1,113)       $22
------------------------------------------------------------

                                              1996
                                    ------------------------
                                        NET
                                      PENSION     INTANGIBLE
         AT DECEMBER 31,             LIABILITY      ASSET
------------------------------------------------------------
Continuing Operations                 $(1,061)       $40
Discontinued Operations                    (8)        --
------------------------------------------------------------
Total                                 $(1,069)       $40
------------------------------------------------------------

Included in plan assets at December 31, 1997 are 5,614,600 shares of the Corporation's common stock having a market value of $165 million. Dividends paid by the Corporation during 1997 on shares held by the pension fund totaled $1 million.

During 1997 and 1996, respectively, the Corporation contributed $164 million and $250 million of cash to its pension plans.

Pension plans are considered unfunded when the accumulated benefit obligation exceeds the fair value of plan assets. Accordingly, the Corporation has recorded a minimum pension liability and a charge to shareholders' equity, net of taxes, for its unfunded pension plans, as shown in the following table:

EFFECT OF MINIMUM PENSION LIABILITY ON EQUITY
(in millions)

             AT DECEMBER 31,                1997       1996
-------------------------------------------------------------
Unfunded pension obligation                $(1,113)   $(1,089)
Less: Prepaid pension cost                      76        157
-------------------------------------------------------------
Minimum pension liability                   (1,189)    (1,246)
Add: Intangible pension asset                   22         40
Add: Deferred tax effects                      396        410
-------------------------------------------------------------
Reduction of shareholders' equity          $  (771)   $  (796)
-------------------------------------------------------------

                                CBS CORPORATION

NOTE 5: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, AND POSTEMPLOYMENT BENEFITS

The Corporation has postretirement plans that provide defined medical, dental, and life insurance benefits for eligible retirees and dependents.

The components of net periodic postretirement benefit cost follow:

NET PERIODIC POSTRETIREMENT BENEFIT COST
(in millions)

      YEAR ENDED DECEMBER 31,        1997     1996      1995
-------------------------------------------------------------
Service cost                         $ 11      $ 11      $ 13
Interest cost on accumulated
  postretirement benefit obligation   104        97       100
Amortization of unrecognized net
  loss (gain)                           1         4        (4)
Recognized return on plan assets       (5)       (5)       (1)
-------------------------------------------------------------
Net periodic postretirement benefit
  cost                               $111      $107      $108
-------------------------------------------------------------

Of the net periodic postretirement benefit cost shown in the preceding table, $42 million, $55 million, and $77 million are included in the results of operations of Discontinued Operations for 1997, 1996, and 1995, respectively.

The assumptions used to develop the net periodic postretirement benefit cost and the present value of benefit obligations are shown in the following table:

SIGNIFICANT POSTRETIREMENT BENEFIT PLAN
ASSUMPTIONS

           AT DECEMBER 31,             1997   1996    1995
-----------------------------------------------------------
Discount rate                          7.25%   7.75%   6.75%
Health care cost trend rates            9.5*   10.0*   10.5*
Compensation increase rate              4.0     4.0     4.0
Long-term rate of return on plan
  assets                                7.0     7.0     7.0
-----------------------------------------------------------

* At December 31, 1997, the rate was assumed to decrease ratably to 5.50% in 2005, decrease to 5.25% in 2006, and remain at that level thereafter. At December 31, 1996, the rate was assumed to decrease ratably to 6% in 2004, decrease to 5.75% in 2005, and remain at that level thereafter. At December 31, 1995, the rate was assumed to decrease ratably to 5% in 2006, decrease to 4.75% in 2007, and remain at that level thereafter.

Net periodic postretirement benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year.

The funded status and amounts recognized in the Corporation's balance sheet at December 31, 1997 and 1996 were as follows:

FUNDED STATUS--POSTRETIREMENT BENEFITS
(in millions)

             AT DECEMBER 31,                 1997       1996
--------------------------------------------------------------
Accumulated postretirement
  benefit obligation:
  Retirees                                  $(1,157)   $(1,099)
  Fully eligible, active plan participants      (53)       (61)
  Other active plan participants               (215)      (245)
--------------------------------------------------------------
Total accumulated postretirement
  benefit obligation                         (1,425)    (1,405)
Unrecognized net loss                           197        152
Unrecognized prior service benefit              (36)       (33)
Plan assets at fair value                        69         68
--------------------------------------------------------------
Accrued postretirement benefit cost         $(1,195)   $(1,218)
--------------------------------------------------------------

The accrued postretirement benefit cost included in the net assets of Discontinued Operations at December 31, 1997 and 1996 was $35 million and $59 million, respectively.

The funded assets consist primarily of interest-bearing securities. The effect of a 1% annual increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $33 million and would increase net periodic postretirement benefit cost by approximately $3 million.

The Corporation provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 31, 1997 and 1996, the Corporation's liability for postemployment benefits totaled $66 million and $67 million, respectively. The portion of this liability included in the net assets of Discontinued Operations was $38 million and $40 million at December 31, 1997 and 1996, respectively.

NOTE 6: INCOME TAXES

Income tax expense (benefit) included in the consolidated financial statements follows:

COMPONENTS OF CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
(in millions)

     YEAR ENDED DECEMBER 31,         1997      1996     1995
-------------------------------------------------------------
Continuing Operations                $ 73     $(71)     $ 75
Discontinued Operations               667      573       (47)
Extraordinary item                     --      (60)       --
-------------------------------------------------------------
Income tax expense                   $740     $442      $ 28
-------------------------------------------------------------

The tax provision for Discontinued Operations includes tax expense of $779 million in 1997 and $868 million in

                                CBS CORPORATION

1996 for the estimated gain on disposal of Discontinued Operations. The 1995 tax benefit includes $32 million associated with the estimated loss on disposal of Discontinued Operations.

INCOME TAX EXPENSE (BENEFIT) FROM
CONTINUING OPERATIONS
(in millions)

       YEAR ENDED DECEMBER 31,         1997    1996     1995
-------------------------------------------------------------
Current:
  Federal                              $  37    $(17)    $132
  State                                   19     (19)      27
  Foreign                                  1      --       --
-------------------------------------------------------------
Total current income tax expense
  (benefit)                               57     (36)     159
-------------------------------------------------------------
Deferred:
  Federal                                 14     (28)     (69)
  State                                    2      (7)     (15)
-------------------------------------------------------------
Total deferred income tax expense
  (benefit)                               16     (35)     (84)
-------------------------------------------------------------
Income tax expense (benefit)           $  73    $(71)    $ 75
-------------------------------------------------------------

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
(in millions)

      YEAR ENDED DECEMBER 31,        1997     1996      1995
-------------------------------------------------------------
Current:
  Federal                            $ 79      $ 88      $ 18
  State                                73        52         7
  Foreign                              46        27        27
-------------------------------------------------------------
Total current income tax expense      198       167        52
-------------------------------------------------------------
Deferred:
  Federal                             553       269       (34)
  State                               (41)       (2)       (5)
  Foreign                              30         8        15
-------------------------------------------------------------
Total deferred income tax expense
  (benefit)                           542       275       (24)
-------------------------------------------------------------
Income tax expense                   $740      $442      $ 28
-------------------------------------------------------------

During 1997, 1996, and 1995, $14 million, $229 million, and ($138) million of deferred tax effects, respectively, were recorded in shareholders' equity as part of the minimum pension liability adjustment. See note 4 to the financial statements.

The foreign portion of income or loss before income taxes and minority interest in income of consolidated subsidiaries included in the Corporation's results of operations for both Continuing and Discontinued Operations consisted of income of $476 million in 1997, $32 million in 1996, and $128 million in 1995. Such income consists of profits and losses generated from foreign operations, primarily of Discontinued Operations, that can be subject to both U.S. and foreign income taxes.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to significant portions of deferred income tax liabilities or assets are shown in the following table:

CONSOLIDATED DEFERRED INCOME TAXES BY SOURCE
(in millions)

             AT DECEMBER 31,                 1997      1996
-------------------------------------------------------------
Deferred tax assets:
  Provision for expenses and losses         $ 1,204   $ 1,352
  Long-term contracts in process                 91        38
  Minimum pension liabilities                   382       360
  Operating losses and credit
    carryforwards                               316       796
  Postretirement and postemployment
    benefits                                    442       450
  Other                                         281       276
-------------------------------------------------------------
Total deferred tax assets                     2,716     3,272
Valuation allowance                            (137)      (52)
-------------------------------------------------------------
Net deferred tax asset                        2,579     3,220
-------------------------------------------------------------
Deferred tax liabilities:
  Accelerated depreciation and
    amortization                             (1,176)     (992)
  Leasing activities                           (572)     (575)
  Other                                        (170)     (242)
-------------------------------------------------------------
Total deferred tax liabilities               (1,918)   (1,809)
-------------------------------------------------------------
Deferred income taxes, net asset            $   661   $ 1,411
-------------------------------------------------------------

At December 31, 1997 and 1996, included in the balance sheet of Continuing Operations and net assets of Discontinued Operations are the following net deferred tax assets:

BALANCE SHEET STATUS
(in millions)

              AT DECEMBER 31,                 1997     1996
------------------------------------------------------------
Continuing Operations                         $170    $  687
Discontinued Operations                        491       724
------------------------------------------------------------
Deferred income taxes, net asset              $661    $1,411
------------------------------------------------------------

The valuation allowance for deferred taxes reflects foreign tax credits and operating loss carryforwards of certain foreign subsidiaries not anticipated to be utilized as a result of divestitures of foreign subsidiaries principally related to Discontinued Operations.

At December 31, 1997, there were alternative minimum tax credit carryforwards of $302 million that have no expiration date. At December 31, 1997, there were $30 million of net operating loss carryforwards attributable to foreign subsidiaries. Of this total, approximately $14 million has no expiration date. The remaining amount will expire not later than 2004. At December 31, 1997, there were $169 million of foreign tax credit carryforwards, $23 million of which will expire in 1999. The remaining amount will expire no later than 2003.

                                CBS CORPORATION

INCOME TAX EXPENSE (BENEFIT) FROM
CONTINUING OPERATIONS
(in millions)

       YEAR ENDED DECEMBER 31,         1997    1996    1995
-----------------------------------------------------------
Federal income tax expense (benefit)
  at statutory rate                    $(21)  $(102)    $45
Increase (decrease) in tax resulting
  from:
  Amortization of goodwill               78      42       7
  State income tax expense (benefit),
    net of federal effect                13     (17)      8
  Lower tax rate on income of foreign
    sales corporations                   (5)     (2)     --
  Gain on sale of stock of subsidiary
    and affiliate                        --      --      12
  Nondeductible expenses                  3       4       1
  Other differences, net                  5       4       2
-----------------------------------------------------------
Income tax expense (benefit) from
  Continuing Operations                $ 73   $ (71)    $75
-----------------------------------------------------------

The federal income tax returns of the Corporation and its wholly owned subsidiaries are settled through the year ended December 31, 1989. The Corporation has reached an agreement with the Internal Revenue Service regarding certain issues for the years 1990 through 1992 and a tentative agreement for 1993. Management believes that adequate provisions for taxes have been made through December 31, 1997.

NOTE 7: DISCONTINUED OPERATIONS

In November 1996, the Corporation's Board of Directors conditionally approved a plan for a strategic restructuring whereby the Corporation would separate its media and industrial businesses. The Corporation planned to form a new company to be called WELCO, which, after modification of the plan, included all of the Corporation's then-remaining industrial businesses except for Thermo King.

In September 1997, the Corporation reached a definitive agreement to sell Thermo King for cash proceeds of $2.56 billion. The sale was completed on October 31, 1997.

In November 1997, the Corporation announced a definitive agreement to sell Power Generation, the largest component of WELCO, for cash proceeds of $1.525 billion. The sale of Power Generation is expected to be completed in mid-1998. The remaining industrial businesses, consisting primarily of Energy Systems and Government Operations, are expected to be divested in 1998.

The assets, liabilities, and results of operations for Thermo King and WELCO are classified as Discontinued Operations except for certain liabilities expected to be retained by the Corporation. See note 12 to the financial statements. In connection with the disposal of Thermo King and WELCO, the Corporation recognized a combined net gain of $871 million in the fourth quarter of 1997. This net gain includes an after-tax adjustment of approximately $125 million for additional divestiture costs associated with prior disposal plans.

The Corporation had previously adopted several other separate plans to dispose of major segments of its business. The following table summarizes each of the Corporation's segment disposal plans as well as the assets remaining at December 31, 1997.

       MEASUREMENT DATE                      BUSINESS SEGMENT                          REMAINING ASSETS
-------------------------------------------------------------------------------------------------------------------
September 1997                   WELCO                                     All assets
                                 Thermo King                               None
November 1996                    CISCO                                     Three miscellaneous operations
March 1996                       Environmental Services                    Three waste incineration plants
December 1995                    Knoll                                     None
                                 Defense and Electronic Systems            None
July 1995                        WCI                                       Mortgage notes receivable and
                                                                             miscellaneous securities
November 1992                    Financial Services                        Leasing portfolio
                                 Distribution & Control (DCBU)             None
                                 Westinghouse Electric Supply Company      Miscellaneous securities
                                   (WESCO)
-------------------------------------------------------------------------------------------------------------------

Sales of Knoll and the defense and electronic systems business were completed in the first quarter of 1996 for combined cash proceeds of $3.6 billion plus assumption by the buyer of certain pension and postretirement benefit liabilities associated with the active employees of the business. A combined after-tax gain of $1.2 billion was recognized. Exit plans for the CISCO segment and the environmental services line of business, which were adopted later in 1996, reduced the after-tax gain by approximately $200 million. The majority of the businesses comprising these segments were divested in 1997

                                CBS CORPORATION
and 1996 although completion of the disposal of the remaining operations is expected in 1998.

In connection with the July 1995 sale of WCI, the Corporation recognized a net loss of $76 million. The majority of the mortgage notes receivables remaining after the sale have been liquidated. Disposal of the miscellaneous securities and liquidation of the remaining notes are expected in 1998.

Portfolio investments remaining from the Corporation's 1992 plan to exit the Financial Services business consist primarily of receivables related to the leasing portfolio. The leasing portfolio is expected to liquidate through 2015 in accordance with contractual terms and generally consists of direct financing and leveraged leases. At December 31, 1997 and 1996, 83% and 84% of the leases, respectively, related to aircraft while the remainder primarily related to cogeneration facilities.

The assets and liabilities of Discontinued Operations have been separately classified on the balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS
(in millions)

              AT DECEMBER 31,                 1997      1996
-------------------------------------------------------------
Assets:
  Cash and cash equivalents                  $   59    $  104
  Customer receivables                          537       867
  Inventories                                   560       816
  Costs and estimated earnings over
    billings on uncompleted contracts           437       677
  Portfolio investments                         791       845
  Plant and equipment, net                      681       945
  Deferred income taxes (note 6)                491       724
  Other assets                                  545       732
-------------------------------------------------------------
Total assets--Discontinued Operations        $4,101    $5,710
-------------------------------------------------------------
Liabilities:
  Accounts payable                              384       760
  Billings over costs and estimated
    earnings on uncompleted contracts           377       335
  Short-term debt                                 7        18
  Current maturities of long-term debt           96         2
  Long-term debt                                440       419
  Liability for estimated loss on disposal      989       829
  Settlements and environmental liabilities
    (note 12)                                   625       757
  Other liabilities                             971       944
-------------------------------------------------------------
Total liabilities--Discontinued Operations    3,889     4,064
-------------------------------------------------------------
Net assets of Discontinued Operations        $  212    $1,646
-------------------------------------------------------------

Certain of WELCO's environmental and litigation-related liabilities are expected to be assumed by buyers and are included in the net assets of Discontinued Operations. Those that are not expected to be assumed by other parties in the divestiture transactions have been separately presented as retained liabilities of discontinued businesses. See note 12 to the financial statements.

PORTFOLIO INVESTMENTS

Portfolio investments at December 31, 1997 and 1996, consisted of leasing receivables of $761 million and $800 million, respectively. Other portfolio investments totaled $30 million and $45 million, respectively.

The following table presents the Corporation's net investment in leases:

NET INVESTMENT IN LEASES
(in millions)

               AT DECEMBER 31,                 1997    1996
------------------------------------------------------------
Rental payments receivable (net of principal
  and interest on nonrecourse loans)           $ 689   $ 737
Estimated residual value of leased assets        366     366
Unearned and deferred income                    (294)   (303)
------------------------------------------------------------
Investment in leases (leasing receivables)       761     800
Deferred taxes and deferred investment tax
  credits arising from leases                   (572)   (575)
------------------------------------------------------------
Investment in leases, net                      $ 189   $ 225
------------------------------------------------------------

At December 31, 1997 and 1996, deferred investment tax credits totaled $20 million and $21 million, respectively. These deferred investment tax credits are amortized over the contractual terms of the respective leases.

Contractual maturities for the Corporation's leasing rental payments receivable at December 31, 1997 are as follows:

CONTRACTUAL MATURITIES FOR LEASING RENTAL PAYMENTS RECEIVABLE
AT DECEMBER 31, 1997
(in millions)

                   YEAR OF MATURITY
       ----------------------------------------
                                          AFTER
TOTAL  1998   1999   2000   2001   2002   2002
-----------------------------------------------
$689    $45    $43    $55    $61   $147   $338
-----------------------------------------------


LONG-TERM DEBT

At December 31, 1997, long-term debt, including current maturities, consisted of $382 million of allocated revolver borrowings under the Corporation's $5.5 billion credit facility (see note 10 to the financial statements) and $154 million of medium-term notes. At December 31, 1996, long-term debt consisted principally of $263 million of revolver borrowings and $156 million of medium-term notes. The weighted-average interest rate for 1997 was 8.9% for the medium-term notes. Scheduled maturities of long-term debt at December 31, 1997 are $96 million in 1998, $46 million in 1999, $10 million in 2000, with the

                                CBS CORPORATION
remaining balance of $384 million due in 2001. None of this debt is expected to be assumed by buyers in divestiture transactions.

Long-term debt of Discontinued Operations generally will be repaid using cash proceeds from the liquidation of the portfolio investments of Discontinued Operations.

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL

The liability for estimated loss on disposal includes estimated losses and disposal costs associated with each divestiture transaction, including estimated results of operations through the expected closing date and other costs expected subsequent to the divestiture. Satisfaction of these liabilities is expected to occur over the next several years. Management believes that the liability for estimated loss on disposal at December 31, 1997 is adequate to cover divestiture or liquidation of the remaining assets and liabilities of Discontinued Operations.

Cash requirements to satisfy non-debt obligations of Discontinued Operations as well as cash proceeds from the sale or liquidation of all other assets of Discontinued Operations will affect cash flows of Continuing Operations.

RESULTS OF OPERATIONS

In accordance with APB 30, the consolidated financial statements reflect the operating results of Discontinued Operations separately from Continuing Operations. Interest expense on debt of Continuing Operations totaling $42 million, $60 million, and $96 million for 1997, 1996, and 1995, respectively, was allocated to Discontinued Operations based on the ratio of the net assets of Discontinued Operations to the sum of total consolidated net assets plus consolidated debt. Summarized in the following table are the operating results of Discontinued Operations:

OPERATING RESULTS OF DISCONTINUED OPERATIONS
(in millions)

                                        NET INCOME       OPERATING
                         SALES OF     (LOSS) BEFORE    RESULTS AFTER
                       PRODUCTS OR     MEASUREMENT      MEASUREMENT
                         SERVICES          DATE             DATE
---------------------------------------------------------------------
YEAR ENDED DECEMBER
  31, 1997
WELCO                    $ 3,102          $ (292)          $ (55)
Thermo King                  862             101              17
CISCO                        204              --              (8)
Environmental
  Services                    89              --             (13)
Financial Services            12              --             (29)
---------------------------------------------------------------------
Total                    $ 4,269          $ (191)          $ (88)
---------------------------------------------------------------------
YEAR ENDED DECEMBER
  31, 1996
WELCO                    $ 3,467          $ (694)          $  --
Thermo King                  996             142              --
CISCO                        337             (46)            (24)
Environmental
  Services                   237             (11)            (57)
Defense and
  Electronic Systems         262              --             (19)
Knoll                         90              --             (63)
Financial Services            26              --             (16)
---------------------------------------------------------------------
Total                    $ 5,415          $ (609)          $(179)
---------------------------------------------------------------------
YEAR ENDED DECEMBER
  31, 1995
WELCO                    $ 3,435          $ (229)          $  --
Thermo King                1,039             138              --
CISCO                        361               7              --
Environmental
  Services                   299             (32)             --
Defense and
  Electronic Systems       2,549             106              --
Knoll                        621              14              --
WCI                          108              15              --
Financial Services            31              --             (52)
---------------------------------------------------------------------
Total                    $ 8,443          $   19           $ (52)
---------------------------------------------------------------------

All operating results after the measurement date are charged to the liability for estimated loss on disposal.

Operating cash flows from Discontinued Operations are presented separately from Continuing Operations in the consolidated financial statements. Total operating cash flows from Discontinued Operations consist of the following:

                                CBS CORPORATION

CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS
(in millions)

      YEAR ENDED DECEMBER 31,        1997     1996     1995
------------------------------------------------------------
WELCO                                $(466)   $ (77)   $  84
Thermo King                            135      166      197
Knoll and Defense and Electronic
  Systems                              (17)    (328)     306
Environmental Services and CISCO       (59)     (76)      (6)
Financial Services                     (30)       3      (81)
WCI                                     --       --       18
------------------------------------------------------------
Cash provided (used) by operating
  activities                         $(437)   $(312)   $ 518
------------------------------------------------------------

The cash flows presented in the preceding table include cash flows from the operations of the businesses as well as payments for disposition-related costs.

NOTE 8: PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT
(in millions)

              AT DECEMBER 31,                 1997      1996
-------------------------------------------------------------
Land and buildings                           $  642    $  613
Equipment                                       802       730
Construction in progress                         37        12
-------------------------------------------------------------
Property and equipment, at cost               1,481     1,355
Accumulated depreciation                       (415)     (338)
-------------------------------------------------------------
Property and equipment, net                  $1,066    $1,017
-------------------------------------------------------------

For the years ended December 31, 1997, 1996, and 1995, depreciation expense totaled $120 million, $105 million, and $32 million, respectively. Of these amounts, $33 million, $29 million, and $9 million, respectively, were included in operating expenses and $87 million, $76 million, and $23 million, respectively, were included in marketing, administration, and general expenses.

NOTE 9: OTHER INTANGIBLE AND NONCURRENT ASSETS

OTHER INTANGIBLE AND NONCURRENT ASSETS
(in millions)

              AT DECEMBER 31,                 1997      1996
-------------------------------------------------------------
Deferred income taxes (note 6)               $   --    $  310
Cable license agreements                        491        --
Other intangible assets                         384       400
Intangible pension asset (note 4)                22        40
Deferred charges                                 48        39
Joint ventures and other affiliates             122       142
Recoverable costs of discontinued
  businesses (note 12)                          208       235
Noncurrent receivables                          145        91
Program rights                                  135       142
Other                                            55       168
-------------------------------------------------------------
Other intangible and noncurrent assets       $1,610    $1,567
-------------------------------------------------------------

Cable license agreements and other intangible assets are shown in the preceding table net of accumulated amortization of $70 million at December 31, 1997 and $33 million at December 31, 1996.

Joint ventures and other affiliates include investments in companies over which the Corporation exercises significant influence but does not control.

FCC licenses and goodwill are shown on the balance sheet net of accumulated amortization. At December 31, 1997 and 1996 accumulated amortization for FCC licenses is $105 million and $51 million and for goodwill is $435 million and $201 million, respectively.

NOTE 10: DEBT

SHORT-TERM DEBT
(in millions)

-------------------------------------------------------------------
                                           1997
                       --------------------------------------------
                         AT DECEMBER 31         DURING THE YEAR
                       -------------------   ----------------------
                                 COMPOSITE   AVG. OUT-    WEIGHTED
                       BALANCE     RATE      STANDING    AVG. RATE
-------------------------------------------------------------------
Credit facility          $--         --%       $362         6.0%
Short-term foreign
  bank loans              89        4.7          76         5.4
Other                     --         --          19         5.9
-------------------------------------------------------------------
Total short-term debt    $89
-------------------------------------------------------------------

                                           1996
                       --------------------------------------------
                         AT DECEMBER 31         DURING THE YEAR
                       -------------------   ----------------------
                                 COMPOSITE   AVG. OUT-    WEIGHTED
                       BALANCE     RATE      STANDING    AVG. RATE
-------------------------------------------------------------------
Credit facility         $295        7.6%       $264         6.5%
Short-term foreign
  bank loans              58        3.4          35         4.5
Other                    131        7.4          72         6.3
-------------------------------------------------------------------
Total short-term debt   $484
-------------------------------------------------------------------


Average outstanding borrowings were determined based on daily amounts outstanding for the credit facilities and on monthly balances outstanding for short-term foreign bank loans.

                                CBS CORPORATION

LONG-TERM DEBT
(in millions)

              AT DECEMBER 31,                 1997      1996
-------------------------------------------------------------
Revolver                                     $1,083    $2,787
8 3/8% notes due 2002                           348       348
7 7/8% debentures due 2023                      325       325
6 7/8% notes due 2003                           275       275
8 5/8% debentures due 2012                      273       273
8 7/8% notes due 2001                           250       250
8 7/8% notes due 2014                           150       150
7 5/8% notes due 2002                           150       150
10 3/8% notes due 2002                           --       149
7 3/4% notes due 1999                           125       125
7 1/8% notes due 2023                            97        97
8 7/8% debentures due 2022                       92        92
Medium-term notes due through 2001               76        78
Other                                            54        52
-------------------------------------------------------------
                                              3,298     5,151
Current maturities                              (62)       (4)
-------------------------------------------------------------
Long-term debt                               $3,236    $5,147
-------------------------------------------------------------

In March 1997, the Corporation redeemed the $149 million of 10 3/8% notes, which were issued by Infinity prior to the acquisition.

The Corporation obtained a $5.5 billion credit facility in August 1996 that provides for short-term money market loans and revolver borrowings. Borrowing rates under the facility are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage. The cost of the facility includes commitment fees, which are based on the unutilized facility and vary with the Corporation's debt ratings. For financial reporting purposes, revolver borrowings are classified as long term. At December 31, 1997 and 1996, $382 million and $263 million, respectively, of revolver borrowings were included in the net assets of Discontinued Operations. See note 7 to the financial statements. There are no compensating balance requirements under the facility.

The 8 7/8% debentures due 2022 may be redeemed after June 1, 2002 at specified redemption prices. The 8 7/8% notes due 2014 are redeemable at 100% of principal plus accrued interest at the election of the holder on June 14, 1999 or June 14, 2004. The Corporation may redeem the notes only if the total outstanding principal is $10 million or less. Except for these debentures and notes and the revolver borrowings, the remaining long-term debt outstanding at December 31, 1997 may not be redeemed prior to maturity.

At December 31, 1997, medium-term notes had interest rates ranging from 8.7% to 9.4%, with an average interest rate of 9.0%. During 1998, $58 million will become due under the medium-term notes.

The scheduled maturities of long-term debt outstanding at December 31, 1997 for each of the next five years are as follows:

SCHEDULED MATURITIES OF LONG-TERM DEBT
(in millions)

                                   YEAR OF MATURITY
                          ----------------------------------
 AT DECEMBER 31, 1997     1998   1999   2000    2001    2002
------------------------------------------------------------
Long-term debt            $62    $313    $1    $1,353   $500
------------------------------------------------------------

NOTE 11: OTHER CURRENT AND NONCURRENT LIABILITIES

OTHER CURRENT LIABILITIES
(in millions)

              AT DECEMBER 31,                 1997     1996
------------------------------------------------------------
Accrued employee compensation                 $119    $  127
Income taxes payable                            30       163
Accrued restructuring costs                     28        64
Accrued interest and insurance                  54        75
Accrued liabilities                            309       578
Retained liabilities of discontinued
  businesses (note 12)                         191       120
Other                                          137       253
------------------------------------------------------------
Total other current liabilities               $868    $1,380
------------------------------------------------------------

OTHER NONCURRENT LIABILITIES
(in millions)

              AT DECEMBER 31,                 1997      1996
-------------------------------------------------------------
Postretirement benefits (note 5)             $1,160    $1,159
Postemployment benefits (note 5)                 28        27
Deferred income taxes (note 6)                  224        --
Accrued restructuring costs                      13        53
Liabilities for talent and program rights        68        52
Accrued liabilities                             201       379
Retained liabilities of discontinued
  businesses (note 12)                          767       806
Other                                           235       252
-------------------------------------------------------------
Total other noncurrent liabilities           $2,696    $2,728
-------------------------------------------------------------

NOTE 12: CONTINGENT LIABILITIES

Certain of the environmental and litigation-related liabilities associated with the industrial businesses are not expected to be assumed by other parties in the pending divestiture transactions and, therefore, would be retained by the Corporation. These liabilities include environmental obligations that are not related to active properties of operating businesses, accrued product liability claims for divested businesses, liabilities associated with asbestos claims, and general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totaled $958 million at December 31, 1997, including amounts

                                CBS CORPORATION
related to previously discontinued businesses of CBS Inc. Of this amount, $767 million is classified as noncurrent. A separate asset of $244 million was recorded for estimated amounts recoverable from third parties, of which $208 million is classified as noncurrent.

LEGAL MATTERS

Steam Generators

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by Energy Systems as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving ten litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. One steam generator lawsuit remains.

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

Securities Class Actions--Financial Services

The Corporation has been defending derivative and class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation and certain of its former subsidiaries in connection with charges to earnings of $975 million in 1990 and $1,680 million in 1991 and a public offering of the Corporation's common stock in 1991. The court dismissed both the derivative claim and the class action claims in their entirety. These dismissals were appealed. In July 1996, the United States Court of Appeals for the Third Circuit (the Circuit Court) affirmed the court's dismissal of the derivative claim. The Circuit Court also affirmed in part and reversed in part the dismissal of the class action claims. Those class action claims that were not dismissed by the Circuit Court have been remanded to the lower court for further proceedings.

Asbestos

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant was not exposed to the Corporation's product. At December 31, 1997, the Corporation had approximately 115,700 claims outstanding against it.

In court actions that have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims. The Corporation has recorded a liability for asbestos-related matters that are deemed probable and can be reasonably estimated, and has separately recorded an asset equal to the amount of such estimated liabilities that will be recovered pursuant to agreements with insurance carriers. The Corporation cannot reasonably estimate costs for unasserted asbestos claims.

General

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the steam generator claims, the securities class action, and certain groupings of asbestos claims, and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described previously, and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ENVIRONMENTAL MATTERS

Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on the Corporation. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, and technology; the adequacy of information available for

                                CBS CORPORATION
individual sites; the extended time periods over which site remediation occurs; and the identification of new sites. The Corporation has, however, recognized an estimated liability, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Corporation recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

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

Based on the costs associated with the most probable alternative remediation strategy for the previously mentioned sites, the Corporation has an accrued liability of $402 million at December 31, 1997. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $284 million for site investigation and remediation, and $118 million for post-closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made during periods of up to 30 years. In addition, included in Discontinued Operations are environmental liabilities directly related to active sites that are expected to be assumed by buyers in divestiture transactions.

Other

The Corporation is involved with several administrative actions alleging violations of federal, state, or local environmental regulations. For these matters, the Corporation has estimated its remaining reasonably possible costs and determined them to be immaterial.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity, or results of operations.

NOTE 13: LEASES AND OTHER COMMITMENTS

Leases

The Corporation has commitments under operating and capital leases for certain facilities and equipment. Rental expense for Continuing Operations in 1997, 1996, and 1995 was $64 million, $51 million, and $15 million, respectively. These amounts include immaterial amounts for contingent rentals and sublease income.

Additionally, the Corporation's outdoor advertising business has franchise rights entitling it to display advertising on such media as buses, taxis, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment. Franchise payments totaled $192 million in 1997.

MINIMUM RENTAL PAYMENTS
(in millions)

                                                   GUARANTEED
                                   LEASES           MINIMUM
                             -------------------   FRANCHISE
   AT DECEMBER 31, 1997      OPERATING   CAPITAL    PAYMENTS
-------------------------------------------------------------
1998                           $ 56        $ 7        $153
1999                             44          7         157
2000                             40          6         126
2001                             33          6          87
2002                             31          6          41
Thereafter                       88         17           4
-------------------------------------------------------------
Minimum rental payments        $292         49        $568
-------------------------------------------------------------
Interest and executory
  costs                                     (6)
-------------------------------------------------------------
Present value of minimum
  rental payments                          $43
-------------------------------------------------------------

                                CBS CORPORATION

Other Commitments

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sports events. These contracts permit the broadcast of such properties for various periods. At December 31, 1997, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, of $3,502 million. At December 31, 1997, aggregate payments related to these commitments during the next five years and thereafter are as follows:

OTHER COMMITMENTS
(in millions)

                                                   AGGREGATE
              AT DECEMBER 31, 1997                 PAYMENTS
------------------------------------------------------------
1998                                                $1,095
1999                                                   813
2000                                                   631
2001                                                   473
2002                                                   397
Thereafter                                              93
------------------------------------------------------------
Total other commitments                             $3,502
------------------------------------------------------------

In addition to the amounts in the preceding table are commitments related to an eight-year agreement reached in January 1998, approximating $4 billion, for rights to broadcast certain National Football League games.

NOTE 14: SHAREHOLDERS' EQUITY

In connection with the TNN and CMT acquisition on September 30, 1997, the Corporation issued 59 million shares of common stock resulting in an increase in shareholders' equity of $1.55 billion.

On May 30, 1997, the Corporation redeemed all outstanding shares of its Series C Conversion Preferred Stock (Series C Preferred) and, in connection with the redemption, issued 32 million shares of common stock. All accrued and unpaid dividends on the redeemed shares of Series C Preferred were paid on May 30, 1997.

On December 31, 1996, the Corporation issued 183 million shares of common stock for the acquisition of Infinity resulting in an increase in shareholders' equity of $3.8 billion.

On September 1, 1995, the Corporation's Series B Conversion Preferred Stock (Series B Preferred), outstanding since 1992, mandatorily converted into 33 million shares of common stock.

COMMON SHARES
(shares in thousands)

                                         IN
                            ISSUED    TREASURY   OUTSTANDING
------------------------------------------------------------
Balance at January 1,
  1995                      393,080    36,288       356,792
Shares issued for
  dividend reinvestment
  plan                           --      (450)          450
Shares issued for
  employee plans                 --    (5,886)        5,886
Shares issued for
  conversion of Series B
  Preferred                  32,890        --        32,890
------------------------------------------------------------
Balance at December 31,
  1995                      425,970    29,952       396,018
------------------------------------------------------------
Shares issued for
  dividend reinvestment
  plan                           --    (1,071)        1,071
Shares issued for
  employee plans                 --    (6,254)        6,254
Shares issued for
  Infinity acquisition      183,002        --       183,002
------------------------------------------------------------
Balance at December 31,
  1996                      608,972    22,627       586,345
------------------------------------------------------------
Shares used for dividend
  reinvestment plan             384       (29)          413
Shares issued for
  employee plans             17,245      (925)       18,170
Shares issued for TNN and
  CMT acquisition            59,058        --        59,058
Shares issued for
  conversion of Series C
  Preferred                  31,859        --        31,859
------------------------------------------------------------
Balance at December 31,
  1997                      717,518    21,673       695,845
------------------------------------------------------------

Of the common stock held in treasury at December 31, 1997, 1996, and 1995, 18 million, 22 million, and 21 million shares, respectively, were held by the Corporation's rabbi trusts for the payment of benefits under executive benefit plans.

On December 29, 1995, the Board of Directors adopted a shareholder rights plan providing for the distribution of one right for each share of common stock outstanding on January 9, 1996 or issued thereafter until the occurrence of certain events. The rights become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 15% or more of the Corporation's voting stock or a party announces an offer to acquire 30% or more of the voting stock. The rights have an exercise price of $64 per share and expire on January 9, 2006. The Board of Directors has adopted a resolution affirming its intention to redeem the rights in January 2001 (if still outstanding). Upon the occurrence of certain events, holders of the rights will be entitled to purchase either CBS Corporation preferred shares or shares in an acquiring entity at half of market value. The Corporation is entitled to redeem the rights at a value of $.01 per right at any time until the tenth day following the acquisition of a 15% position in its voting stock.

                                CBS CORPORATION

NOTE 15: EARNINGS (LOSS) PER COMMON SHARE--CONTINUING OPERATIONS

At December 31, 1997, the Corporation adopted SFAS 128, which establishes standards for computing and disclosing basic and diluted earnings per common share. The following is the computation of basic and diluted earnings per common share in accordance with the new standard:

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE--CONTINUING OPERATIONS (in millions except per-share amounts)

      YEAR ENDED DECEMBER 31,          1997     1996     1995
--------------------------------------------------------------
Income (loss) from Continuing
  Operations                          $ (131)  $ (221)  $   47
Less: Preferred stock dividends          (23)     (47)     (81)
--------------------------------------------------------------
Loss applicable to common stock       $ (154)  $ (268)  $  (34)
Average shares outstanding               629      401      370
Basic and diluted loss per common
  share                               $ (.24)  $ (.67)  $ (.09)
--------------------------------------------------------------

Options to purchase shares of common stock as well as shares of common stock issuable under deferred compensation arrangements and preferred stock were not included in the computation of diluted earnings per common share because their inclusion would result in a smaller loss per common share. During 1997, 1996, and 1995, common shares issuable under deferred compensation arrangements approximated 6 million. See note 16 to the financial statements for additional information on stock options.

NOTE 16: STOCK-BASED COMPENSATION PLANS

At December 31, 1997, the Corporation had several stock-based compensation plans that provide for the granting of stock options, restricted stock, and other performance awards to employees or directors of the Corporation. At December 31, 1997 and 1996, shares authorized for awards under these plans totaled 49.5 million and 37.4 million, respectively. Of these amounts, 8.1 million and 7.0 million, respectively, remained available for award. Generally, stock option awards are granted for terms of 10 years or less and become exercisable in whole or in part after the commencement of the second year of the term.

In addition to the stock options shown in the following table, the Corporation granted 9,449 and 49,174 shares of restricted stock to employees and directors in 1997 and 1996, respectively. These shares had a weighted-average fair value at date of grant of $18.52 and $18.41, respectively, with a weighted-average vesting period of one year for the 1997 grants and two years for the 1996 grants.

In connection with the acquisitions of TNN and CMT, and Infinity, the Corporation assumed options outstanding under the Gaylord and Infinity plans as of the date of the acquisition. The then-outstanding options were converted to options to acquire the Corporation's common stock and are included in the following table as awards assumed. Exercise prices for awards assumed in the 1997 TNN and CMT acquisition, which generally have ten-year terms and become exercisable ratably in years two through five, range from $9.45 to $25.41. Exercise prices for awards assumed in the 1996 Infinity acquisition, which generally have ten-year terms and become exercisable ratably over a five-year period, range from $.0002 to $19.66.

Of the options granted by the Corporation in 1995, 2.4 million were performance stock options. The vesting of these options was contingent on attainment of specific performance targets. All of these options terminated in 1996 or 1997 because the performance targets were not met.

                                CBS CORPORATION

STOCK OPTION INFORMATION
(shares in thousands)

                                                   1997                        1996                         1995
                                          ----------------------      ----------------------      ------------------------
                                                       WEIGHTED-                   WEIGHTED-                     WEIGHTED-
                                                        AVERAGE                     AVERAGE                       AVERAGE
                                                       EXERCISE                    EXERCISE                      EXERCISE
                                           SHARES        PRICE         SHARES        PRICE         SHARES          PRICE
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1                       57,816       $13.15         28,384       $17.41         20,504         $18.66
Options granted                            12,917        19.30         10,990        19.09          8,945          14.17
Options exercised                          (8,106)       14.62         (1,728)       13.22           (481)         11.75
Options forfeited                          (1,945)       10.69         (1,750)       15.93           (584)         16.15
Options expired                              (397)       30.70           (306)       27.41             --             --
Awards assumed                                124        17.06         22,226         5.18             --             --
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31                     60,409       $14.05         57,816       $13.15         28,384         $17.41
--------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31                 45,267       $18.87         41,251       $12.07         18,456         $18.92
--------------------------------------------------------------------------------------------------------------------------

                                                   1997                        1996                         1995
                                          ----------------------      ----------------------      ------------------------
                                          WEIGHTED-    WEIGHTED-      WEIGHTED-    WEIGHTED-      WEIGHTED-      WEIGHTED-
                                           AVERAGE      AVERAGE        AVERAGE      AVERAGE        AVERAGE        AVERAGE
                                            FAIR       EXERCISE         FAIR       EXERCISE         FAIR         EXERCISE
                                            VALUE        PRICE          VALUE        PRICE          VALUE          PRICE
--------------------------------------------------------------------------------------------------------------------------
Options granted:
  Exercise price equaled grant date
    stock price                              $7.92      $19.30          $7.41       $18.86          $5.95           $14.31
  Exercise price exceeded grant date
    stock price                               6.51       23.46           5.92        20.74           4.81            18.67
--------------------------------------------------------------------------------------------------------------------------

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1997
(shares in thousands)

                                                WEIGHTED-
                     OPTIONS                     AVERAGE                        WEIGHTED-
                   OUTSTANDING     WEIGHTED-    REMAINING      EXERCISABLE       AVERAGE
   RANGE OF            AT           AVERAGE    CONTRACTUAL         AT            EXERCISE
   EXERCISE       DECEMBER 31,     EXERCISE       LIFE        DECEMBER 31,       PRICE OF
    PRICES            1997           PRICE      IN YEARS          1997         EXERCISABLE
-------------------------------------------------------------------------------------------
$.0002 -  4.99        11,797        $ 0.73         2.2            11,797          $ 0.73
     5 -  9.99         5,572          7.04         6.5             4,219            7.06
    10 - 14.99         7,606         13.35         7.2             6,299           13.27
    15 - 19.99        27,645         17.83         7.8            17,115           17.38
    20 - 29.99         6,980         25.39         5.1             5,028           26.60
    30 - 36.53           809         36.45         2.4               809           36.45
-------------------------------------------------------------------------------------------
TOTAL                 60,409                                      45,267
-------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively: risk-free interest rates of 6.4%, 6.1%, and 7.2%; expected dividend yields of 1.0%, 1.1%, and 1.4%; expected volatility of 30%, 30%, and 31%; and expected lives of 7.3 years, 7.4 years, and 7.3 years.

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

                                CBS CORPORATION

RESULTS OF OPERATIONS

                                                                    1997                 1996                 1995
                                                              -----------------    -----------------    -----------------
                                                                 AS       PRO         AS       PRO         AS       PRO
                  YEAR ENDED DECEMBER 31,                     REPORTED   FORMA     REPORTED   FORMA     REPORTED   FORMA
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) (in millions)                                  $549      $487        $95      $57        $(10)     $(29)
Basic and diluted earnings (loss) per common share                .84       .74        .12      .02        (.25)     (.30)
-------------------------------------------------------------------------------------------------------------------------

NOTE 17: RESTRUCTURING

In recent years, the Corporation has restructured its corporate headquarters and certain aspects of its businesses in an effort to reduce its cost structure and remain competitive in its markets. Restructuring activities primarily involve the separation of employees, the termination of leases, and similar actions. Costs for restructuring activities are limited to incremental costs that directly result from the restructuring activities and provide no future benefit to the Corporation.

Restructuring costs, totaling $15 million in 1997, $57 million in 1996, and $25 million in 1995, are included in marketing, administration, and general expenses. Except for costs totaling $32 million in 1996, these costs essentially were for the separation of employees. The 1996 plan also included asset write-downs of $15 million and lease termination and other facility closure costs of $17 million.

Generally, separated employees receive benefits under certain plans, including layoff income benefits, permanent job separation benefits, retraining, and/or outplacement assistance. The amount included for these benefits in the restructuring charge represents the incremental cost of such benefits over those amounts previously accrued under SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

The 1997 plan involves the separation of 118 employees at the former Pittsburgh headquarters related to the transfer of the Corporation's overhead functions to New York. Implementation of the plan began in January 1998 and generally is expected to be completed in early 1999.

Of the employee separations in the 1996 and 1995 plans, the majority were completed at December 31, 1997. Employee separation costs generally are paid over a period of up to two years following the separation.

In connection with the acquisition of CBS Inc., the Corporation developed a restructuring plan to integrate the operations of CBS Inc. with those of the Corporation and eliminate duplicate facilities and functions. The cost of this plan, which approximated $100 million, was recorded in connection with the purchase. In addition, the costs for integration activities for the acquiring company are included in the 1996 costs described previously.

The following is a reconciliation of the restructuring liability for Continuing
Operations:

RECONCILIATION OF RESTRUCTURING LIABILITY
(in millions)

-------------------------------------------------------------
Balance at January 1, 1995                               $ 11
Provision for restructuring                                25
CBS Inc. acquisition plan                                 100
Cash expenditures                                         (19)
-------------------------------------------------------------
Balance at December 31, 1995                              117
Provision for restructuring                                57
Cash expenditures                                         (50)
Noncash charges                                            (7)
-------------------------------------------------------------
Balance at December 31, 1996                              117
Provision for restructuring                                15
Cash expenditures                                         (83)
Noncash charges                                            (8)
-------------------------------------------------------------
Balance at December 31, 1997                             $ 41
-------------------------------------------------------------

NOTE 18: OTHER INCOME (EXPENSE), NET

OTHER INCOME (EXPENSE), NET
(in millions)

     YEAR ENDED DECEMBER 31,       1997     1996     1995
----------------------------------------------------------
Interest income                      $11      $33     $ 13
Gain on disposition of assets         39       13      121
Operating results--non-
  consolidated affiliates              9       10       15
Other                                 19       (1)       3
----------------------------------------------------------
Other income (expense), net          $78      $55     $152
----------------------------------------------------------

The gain on disposition of assets includes gains of $24 million in 1997 and $12 million in 1996 from sales of equity investments. The gain on disposition of other assets for 1995 includes a gain of $115 million from the sale of the Corporation's 62% interest in MICROS Systems, Inc.

                                CBS CORPORATION

NOTE 19: SEGMENT INFORMATION

The Corporation's continuing businesses operate primarily in the United States in the principal business areas of radio and television broadcasting and broadcast and cable network programming and distribution. The Corporation's Continuing Operations are aligned into the following four segments: Radio, Television, Network, and Cable.

The Radio and Television Groups own and operate 76 radio stations and 14 television broadcasting stations. The pending acquisition of American Radio, which is expected to close in the second quarter of 1998, will add approximately 100 radio stations, subject to any required divestitures. In addition, the Radio Group participates in the outdoor advertising business through its subsidiary, TDI Worldwide, Inc. The Corporation operates the CBS Television Network, which provides entertainment, sports, and news programming for approximately 200 affiliates throughout the country. The Corporation also provides programming, distribution, and network services primarily to the cable television industry. The Cable Group owns two country music entertainment networks, TNN and CMT, which were acquired in 1997; a 24-hour, Spanish-language news service, TeleNoticias; a new cable channel, Eye on People; and two regional sports networks.

The Corporation's Discontinued Operations generally consist of the industrial businesses which have been divested or are expected to be divested in 1998. WELCO, the largest component of Discontinued Operations, consists of Power Generation, Energy Systems, and Government Operations. Certain segment data for Discontinued Operations are provided in note 7 to the financial statements.

REVENUES AND OPERATING PROFIT (LOSS) BY SEGMENT
(in millions)

                                                                       REVENUES               OPERATING PROFIT (LOSS)
                                                               ------------------------       ------------------------
                  YEAR ENDED DECEMBER 31,                       1997     1996     1995         1997     1996     1995
----------------------------------------------------------------------------------------------------------------------
Radio                                                          $1,475   $  554   $  216       $ 390    $ 161    $  55
Television                                                        836      809      405         325      295      149
Network                                                         2,816    2,617      252        (107)      (9)     (18)
Cable                                                             302      191      143          10       40       40
Corporate and other                                               (66)     (28)      58        (226)    (319)     (29)
Residual costs of discontinued businesses                          --       --       --        (143)    (114)     (37)
----------------------------------------------------------------------------------------------------------------------
Total                                                          $5,363   $4,143   $1,074       $ 249    $  54    $ 160
----------------------------------------------------------------------------------------------------------------------

Corporate and other consists of: (i) corporate overhead costs, (ii) amortization of goodwill arising from the November 1995 acquisition of CBS Inc., which approximates $120 million per year, and (iii) special charges relating to restructuring and other matters, which totaled $15 million in 1997, $85 million in 1996, and $25 million in 1995.

Residual costs of discontinued businesses primarily represent pension and postretirement benefit costs associated with inactive and retired employees of previously divested businesses.

OTHER SEGMENT FINANCIAL INFORMATION
(in millions)

                                                                         DEPRECIATION AND
                                        IDENTIFIABLE ASSETS                AMORTIZATION              CAPITAL EXPENDITURES
    AT OR FOR THE YEAR ENDED        ---------------------------       -----------------------       -----------------------
          DECEMBER 31,               1997      1996      1995         1997     1996     1995        1997     1996     1995
---------------------------------------------------------------------------------------------------------------------------
Radio                               $ 6,258   $ 6,397   $   903        $176     $ 36     $ 16        $ 15      $ 6      $ 9
Television                            1,216     1,204     1,235          46       45       18          33       27       11
Network                               1,694     1,434     1,383          64       63        5          51       34        1
Cable                                 1,958       156       118          35        8        6          17        9        9
Corporate and other                   5,377     6,215     6,752         124      127       12           5       17        2
---------------------------------------------------------------------------------------------------------------------------
Total                               $16,503   $15,406   $10,391        $445     $279      $57        $121      $93      $32
---------------------------------------------------------------------------------------------------------------------------

Corporate and other assets in the preceding table are not identifiable to operating segments and principally include cash and cash equivalents, deferred income taxes, property and equipment associated with corporate headquarters, goodwill arising from the acquisition of CBS Inc., and certain noncurrent receivables.

The increase in identifiable assets reflects the acquisitions of TNN and CMT in 1997 and Infinity in 1996.

                                CBS CORPORATION

NOTE 20: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined by the Corporation using the best available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Corporation could realize in a current market exchange or the value that ultimately will be realized by the Corporation upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," comparability of fair values among entities may not be meaningful. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS
(in millions)

                                                                           1997                                1996
                                                             --------------------------------    --------------------------------
                                                                        ESTIMATED                           ESTIMATED
                                                             CARRYING      FAIR      CONTRACT    CARRYING      FAIR      CONTRACT
                      AT DECEMBER 31,                         AMOUNT      VALUE       AMOUNT      AMOUNT      VALUE       AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                                    $     8     $     8      $  --       $  129      $  129       $ --
Investments in marketable securities                              36          36         --           48          47         --
Noncurrent customer and other receivables                        145         145         --           91          91         --
LIABILITIES:
Short-term debt                                                   89          89         --          484         484         --
Current maturities of long-term debt                              62          62         --            4           4         --
Long-term debt                                                 3,236       3,305         --        5,147       5,145         --
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:
Interest rate swap agreements:
  Unrealized losses                                               --          (5)        --           --          (7)        --
Foreign currency exchange contracts:
  Unrealized losses                                               --          (1)        --           --          (1)        --
Letters of credit                                                 --          --        133           --          --        131
---------------------------------------------------------------------------------------------------------------------------------

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

Noncurrent Customer and Other Receivables

The fair value of noncurrent customer and other receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the customer or other third party.

Short-Term Debt

The carrying amount of the Corporation's borrowings under credit facilities and other arrangements approximates fair value.

Long-Term Debt

The fair value of long-term debt is estimated using quoted market prices or discounted cash flow methods based on the Corporation's current borrowing rates for similar types of borrowing arrangements with comparable terms and maturities.

Interest Rate and Foreign Currency Exchange Contracts

The fair value of interest rate and foreign exchange contracts is based on quoted market prices to terminate the contracts.

                                CBS CORPORATION

QUARTERLY FINANCIAL INFORMATION
(unaudited, in millions except per-share amounts)

                                           1997 QUARTER ENDED                                   1996 QUARTER ENDED
                             -----------------------------------------------      -----------------------------------------------
                              DEC. 31     SEPT. 30     JUNE 30     MARCH 31        DEC. 31     SEPT. 30     JUNE 30     MARCH 31
---------------------------------------------------------------------------------------------------------------------------------
Revenues                      $1,471       $1,283      $1,283       $1,326         $1,016         $910      $1,100       $1,117
Gross margin                     539          511         506          324            286          328         453          290
Depreciation and
  amortization                  (128)        (107)       (105)        (105)           (69)         (68)        (75)         (67)
Residual costs of
  discontinued businesses        (37)         (35)        (36)         (35)           (30)         (30)        (30)         (24)
Marketing, administration,
  and general expenses          (278)        (266)       (261)        (238)          (238)        (190)       (211)        (271)
Operating profit (loss)           96          103         104          (54)           (51)          40         137          (72)
Other income (expense),
  net                             17            4          16           41             20           22           7            6
Income (loss) from
  Continuing Operations          (10)         (19)        (11)         (91)           (63)         (26)         19         (151)
Income (loss) from
  Discontinued
  Operations(a)                  871         (143)         12          (60)            29           28        (108)         460
Extraordinary item                --           --          --           --             --          (30)         --          (63)
Net income (loss)                861         (162)          1         (151)           (34)         (28)        (89)         246
---------------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings
  (loss) per common share:
  Continuing Operations         (.01)        (.03)       (.04)        (.18)          (.18)        (.09)        .02         (.41)
  Discontinued Operations       1.25         (.23)        .02         (.10)           .07          .07        (.27)        1.16
  Extraordinary item              --           --          --           --             --         (.08)         --         (.16)
Basic and diluted earnings
  (loss) per common share       1.24         (.26)       (.02)        (.28)          (.11)        (.10)       (.25)         .59
---------------------------------------------------------------------------------------------------------------------------------

Dividends per common share       .05          .05         .05          .05            .05          .05         .05          .05

New York Stock Exchange
  market price per share:
  High                       32 1/16     27 15/16     23 13/16      20 3/8         21 1/8           19      20 1/8           21
  Low                         23 3/8       22 3/4          16       16 3/4             17       15 3/8      17 3/8       16 5/8
---------------------------------------------------------------------------------------------------------------------------------

(a) Includes net gains of $871 million in the fourth quarter of 1997 and $1,018 million in the first quarter of 1996 from disposals of business segments.

                                CBS CORPORATION

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL AND STATISTICAL DATA
(unaudited, dollars in millions except per-share amounts)

                                                         1997             1996             1995           1994            1993
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                                $ 5,363          $ 4,143         $ 1,074         $   744         $   684
Operating profit                                            249               54             160             151              46
Other income (expense), net                                  78               55             152            (131)             35
Interest expense                                           (386)            (401)           (184)            (26)            (55)
Income (loss) from Continuing Operations before income
  taxes and minority interest                               (59)            (292)            128              (6)             26
Income tax (expense) benefit                                (73)              71             (75)              1              43
Income (loss) from Continuing Operations                   (131)            (221)             47             (10)             63
Income (loss) from Discontinued Operations                  680              409             (57)             58            (388)
Extraordinary item                                           --              (93)             --              --              --
Cumulative effect of change in accounting principle          --               --              --              --              (4)
Net income (loss)                                           549               95             (10)             48            (329)
---------------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common share:
  Continuing Operations                                 $  (.24)         $  (.67)        $  (.09)        $  (.27)        $   .04
  Discontinued Operations                                  1.08             1.02            (.16)            .16           (1.11)
  Extraordinary item                                         --             (.23)             --              --              --
  Cumulative effect of change in accounting principle        --               --              --              --            (.01)
Basic and diluted earnings (loss) per common share          .84              .12            (.25)           (.11)          (1.08)
Dividends per common share                                  .20              .20             .20             .20             .40
---------------------------------------------------------------------------------------------------------------------------------
Total assets:
  Continuing Operations                                 $16,503          $15,406         $10,391         $ 2,524         $ 4,051
  Discontinued Operations                                 4,101            5,710           8,157           9,273          10,458
  Total assets                                           20,604           21,116          18,548          11,797          14,509
Long-term debt:
  Continuing Operations                                   3,236            5,147           7,222           1,865           1,868
  Discontinued Operations                                   440              419             161             589             664
Total debt:
  Continuing Operations                                   3,387            5,635           7,840           2,471           2,467
  Discontinued Operations                                   543              439             528           1,266           3,883
Shareholders' equity                                      8,080            5,731           1,453           1,789           1,078
---------------------------------------------------------------------------------------------------------------------------------
Average common and common equivalent shares
  outstanding (if dilutive)                         629,205,801      400,512,154     369,612,697     354,580,674     349,425,391
Market price range per share                       $32 1/16--16  $21 1/8--15 3/8 $17 7/8--12 1/8 $15 1/4--10 7/8 $17 1/8--12 3/4
Market price at year end                                29 7/16           19 7/8          16 3/8          12 1/4          14 1/8
Common shareholders at year end                         122,548          127,802         125,962         125,376         125,806
Average number of employees:
  Continuing Operations                                  13,581            9,353           3,819           2,588           2,872
  Discontinued Operations                                37,863           49,922          73,994          81,811         100,191
---------------------------------------------------------------------------------------------------------------------------------


Previously reported financial information has been restated to reflect the reclassification of certain businesses as Discontinued Operations.

                                CBS CORPORATION
                                       51

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to "Director Compensation" and "Executive Compensation" in the Proxy Statement.

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

(A)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for CBS Corporation and the Reports of Independent Auditors and Accountants thereon are included in Part IV of this report:

                                                              PAGES
                                                              -----
     Reports of Independent Auditors and Accountants on
      Financial Statement Schedule                            55-56
     For the three years ended December 31, 1997: Schedule
      II--Valuation and Qualifying Accounts                    57

Other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(A)(3) EXHIBITS
       (3)     Articles of Incorporation and Bylaws
               (a)     Amendment to the Articles of Incorporation.
               (b)     The Restated Articles of the Corporation, as amended to
                       December 11, 1997.
               (c)     The Bylaws of the Corporation, as amended to December 1,
                       1997.
       (4)     Rights of Security Holders
               (a)     There are no instruments with respect to long-term debt of the Corporation that involve securities authorized
                       thereunder exceeding 10% of the total assets of the
                       Corporation and its subsidiaries on a consolidated basis.
                       The Corporation agrees to provide to the Securities and
                       Exchange Commission, upon request, a copy of instruments
                       defining the rights of holders of long-term debt of the
                       Corporation and its subsidiaries.
               (b)     Rights Agreement is incorporated herein by reference to
                       Exhibit 1 to Form 8-A filed with the Securities and Exchange
                       Commission on January 9, 1996.

                                CBS CORPORATION

       (10)    Material Contracts
               (a*)    The Annual Performance Plan, as amended to November 1, 1996, is incorporated herein by reference to Exhibit 10(a) to Form
                       10-Q for the quarter ended September 30, 1996.
               (b*)    The 1993 Long-Term Incentive Plan, as amended to January 28,
                       1998.
               (c*)    The 1984 Long-Term Incentive Plan, as amended to November 1,
                       1996, is incorporated herein by reference to Exhibit 10(c)
                       to Form 10-Q for the quarter ended September 30, 1996.
               (d*)    The Westinghouse Executive Pension Plan, as amended to
                       December 1, 1997.
               (e*)    The Deferred Compensation and Stock Plan for Directors, as
                       amended to January 1, 1998.
               (f*)    The Director's Charitable Giving Program, as amended to
                       April 30, 1996, is incorporated herein by reference to
                       Exhibit 10(g) to Form 10-Q for the quarter ended June 30,
                       1996.
               (g*)    The 1991 Long-Term Incentive Plan, as amended to January 28,
                       1998.
               (h*)    Advisory Director's Plan Termination Fee Deferral Terms and
                       Conditions, dated April 30, 1996, is incorporated herein by reference to Exhibit 10(i) to Form 10-Q for the quarter
                       ended June 30, 1996.
               (i*)    Employment Agreement between the Corporation and Michael H.
                       Jordan is hereby incorporated by reference to Exhibit 10 to the Corporation's Form 8-K, dated September 1, 1993.
               (j*)    Employment Agreement between the Corporation and Fredric G.
                       Reynolds is incorporated herein by reference to Exhibit
                       10(j) to Form 10-K for the year ended December 31, 1994.
               (k)     $5.5 billion Credit Agreement among the Corporation, the
                       Lenders parties thereto, Nationsbank, N.A. and The
                       Toronto-Dominion Bank as Syndication Agents, The Chase
                       Manhattan Bank as Documentation Agent, and Morgan Guaranty
                       Trust Company of New York as Administrative Agent, dated
                       August 29, 1996, is incorporated herein by reference to
                       Exhibit 10(l) to Form 10-Q for the quarter ended September
                       30, 1996.
               (l*)    CBS Supplemental Executive Retirement Plan, as amended to
                       November 15, 1995, is incorporated herein by reference to
                       Exhibit 10(n) to Form 10-K for the year ended December 31,
                       1996.
               (m*)    CBS Bonus Supplemental Executive Retirement Plan, as amended to November 15, 1995, is incorporated herein by reference to
                       Exhibit 10(o) to Form 10-K for the year ended December 31,
                       1996.
               (n)     First Amendment, dated as of January 29, 1997 to the Credit
                       Agreement, dated as of August 29, 1996, among the
                       Corporation, the Lenders parties thereto, Nationsbank, N.A.
                       and The Toronto-Dominion Bank as Syndication Agents, The
                       Chase Manhattan Bank as Documentation Agent, and Morgan
                       Guaranty Trust Company of New York as Administrative Agent,
                       is hereby incorporated by reference to Exhibit 10(p) to Form
                       10-Q for the quarter ended March 31, 1997.
               (o)     Second Amendment, dated as of March 21, 1997, to the Credit
                       Agreement, dated as of August 29, 1996, as amended by the
                       First Amendment thereto dated as of January 29, 1997, among the Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The
                       Toronto-Dominion Bank as Syndication Agents, The Chase
                       Manhattan Bank as Documentation Agent, and Morgan Guaranty
                       Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(q) to Form 10-Q for the quarter ended March 31, 1997.
               (p)     Amended and Restated Agreement and Plan of Merger, dated as of December 18, 1997, by and among American Radio Systems
                       Corporation, the Corporation, and R Acquisition Corp, is
                       incorporated herein by reference to the Corporation's Form
                       8-K dated January 7, 1998.
               (q)     First Amendment, dated December 19, 1997, to the Amended and
                       Restated Agreement and Plan of Merger, dated as of December
                       18, 1997, by and among American Radio Systems Corporation, the Corporation, and R Acquisition Corp, is incorporated
                       herein by reference to the Corporation's Form 8-K dated
                       January 7, 1998.
               (r*)    Employment Agreement between the Corporation and Mel
                       Karmazin, made as of June 20, 1996 and effective as of
                       December 31, 1996, is hereby incorporated by reference to
                       Exhibit 10(s) to Form 10-Q for the quarter ended March 31,
                       1997.
               (s*)    Amended and restated Infinity Broadcasting Corporation Stock
                       Option Plan is incorporated herein by reference to Exhibit
                       4.4 to the Corporation's Registration Statement No.
                       333-13219 on Post-Effective Amendment No. 1 on Form S-8 to
                       Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.

                                CBS CORPORATION

               (t*)    The WCK Acquisition Corp. Stock Option Plan is incorporated herein by reference to Exhibit 4.5 to the Corporation's
                       Registration Statement No. 333-13219 on Post-Effective
                       Amendment No. 1 on Form S-8 to Form S-4 filed with the
                       Securities and Exchange Commission on January 2, 1997.
               (u*)    Infinity Broadcasting Corporation Warrant Certificate No. 3
                       to Mel Karmazin is incorporated herein by reference to
                       Exhibit 4.6 to the Corporation's Registration Statement No.
                       333-13219 on Post-Effective Amendment No. 1 on Form S-8 to
                       Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.
               (v*)    Employment Agreement between a subsidiary of the
                       Corporation, CBS Broadcasting, Inc. (formerly CBS Inc.) and
                       Leslie Moonves entered into as of May 17, 1995 and amended as of January 20, 1998.
               (w)     Asset Purchase Agreement between the Corporation and Siemens
                       Power Generation Corporation, a subsidiary of Siemens A.G., dated as of November 14, 1997.
               (x*)    Employment Agreement between CBS Broadcasting, Inc.
                       (formerly CBS Inc.) and Peter Lund, dated as of November 28,
                       1995, is hereby incorporated by reference to Exhibit 10(l)
                       to Form 10-Q for the quarter ended March 31, 1996.

       (12)    (a)     Computation of Ratio of Earnings to Fixed Charges
       (12)    (b)     Computation of Ratio of Earnings to Combined Fixed Charges
                       and Preferred Stock Dividends
       (21)            Subsidiaries of the Registrant
       (23)    (a)     Consent of Independent Auditors
       (23)    (b)     Consent of Independent Accountants
       (24)            Power of Attorney and Extract of Resolutions of Board of
                       Directors
       (27)            Financial Data Schedule

* Identifies management contract or compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7) filed October 2, 1997 regarding a press release announcing the completion of the merger of a CBS subsidiary with Gaylord Entertainment Company.

A Current Report on Form 8-K (Items 5 and 7) filed October 10, 1997 regarding a press release announcing the receipt of a favorable tax ruling for the separation of the Corporation's industrial businesses and discussing certain of the Corporation's operating industrial businesses.

A Current Report on Form 8-K (Items 5 and 7) filed November 7, 1997 regarding a press release announcing the sale of Thermo King.

A Current Report on Form 8-K (Items 5 and 7) filed November 14, 1997 regarding third quarter 1997 earnings.

A Current Report on Form 8-K (Items 5 and 7) filed November 14, 1997 regarding a press release announcing the sale of the Corporation's Power Generation business unit and a modification to the Corporation's previously announced separation plan.

A Current Report on Form 8-K (Items 5) filed December 1, 1997 regarding the name change of the Corporation, effective December 1, 1997.

A Current Report on Form 8-K (Items 5 and 7) filed December 8, 1997 regarding a press release announcing the election of two new directors, effective at a future date.

A Current Report on Form 8-K (Items 5 and 7) filed December 11, 1997 regarding restated financial results.

                                CBS CORPORATION

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CBS CORPORATION

Under date of January 28, 1998, we reported on the consolidated balance sheets of CBS Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and shareholders' equity, for the years then ended, which are included in the 1997 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related December 31, 1997 and 1996 financial statement schedule included in the 1997 Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the December 31, 1997 and 1996 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP
Pittsburgh, Pennsylvania
January 28, 1998

                                CBS CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CBS CORPORATION

Our audit of the consolidated financial statements referred to in our report dated February 12, 1996 except for the restatements discussed in notes 1 and 7, for which the dates are March 31, 1996, November 13, 1996, and September 30, 1997, appearing on page 25 of this Form 10-K of CBS Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Pittsburgh, Pennsylvania
February 12, 1996, except for the
restatements discussed in notes 1
and 7, for which the dates are
March 31, 1996, November 13, 1996,
and September 30, 1997.

                                CBS CORPORATION

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                     AT DECEMBER 31,
                                                              ------------------------------
(in millions)                                                 1997         1996        1995
--------------------------------------------------------------------------------------------
CUSTOMER RECEIVABLES FROM CONTINUING OPERATIONS--ALLOWANCE
  FOR DOUBTFUL ACCOUNTS:
  Balance at beginning of year                                $ 27         $ 20        $  6
  Charged to costs and expenses                                 12            8           2
  Increase resulting from business acquisitions                  7            7          13
  Write-offs, net of recoveries                                (11)          (8)         (1)
--------------------------------------------------------------------------------------------
Balance at end of year                                        $ 35         $ 27        $ 20
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES--VALUATION ALLOWANCE:
  Balance at beginning of year                                $ 52         $ 98        $101
  Charged to costs and expenses                                 85(a)         3          --
  Decrease resulting from business divestitures                 --          (49)         (3)
--------------------------------------------------------------------------------------------
Balance at end of year                                        $137         $ 52        $ 98
--------------------------------------------------------------------------------------------

(a) Relates to foreign tax credit carryforwards not expected to be realized.

                                CBS CORPORATION

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                                           CBS CORPORATION

                                           By:       /s/ CAROL V. SAVAGE
                                             -----------------------------------
                                                       Carol V. Savage
                                                     Vice President and
                                                  Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           SIGNATURE AND TITLE

Frank C. Carlucci, Director
Robert E. Cawthorn, Director
George H. Conrades, Director
Martin C. Dickinson, Director
William H. Gray III, Director
Michael H. Jordan, Chairman and Chief Executive
  Officer (principal executive officer) and Director
Mel Karmazin, Chairman and Chief Executive Officer,
  CBS Station Group, and Director
Jan Leschly, Director
Dr. David K.P. Li, Director
David T. McLaughlin, Director
Richard R. Pivirotto, Director
Fredric G. Reynolds, Executive Vice President and
  Chief Financial Officer (principal financial officer)
Carol V. Savage, Vice President and Chief
  Accounting Officer (principal accounting officer)
Raymond W. Smith, Director
Dr. Paula Stern, Director
Robert D. Walter, Director


                                           By:       /s/ CAROL V. SAVAGE
                                              ----------------------------------
                                                       Carol V. Savage
                                                      Attorney-In-Fact
                                                       March 24, 1998

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

                                CBS CORPORATION
                                       58