Form 10-Q
period 1998-03-31
CBS CORP
filed 1998-05-15
CIK 106413

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ____    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to         .

                          Commission file number 1-977

                            ------------------------

                                CBS CORPORATION

             (Exact name of registrant as specified in its charter)

                                  PENNSYLVANIA
                            (State of Incorporation)

                                   25-0877540
                        (IRS Employer Identification No.)

                    51 WEST 52ND STREET, NEW YORK, NY 10019
               (Address of principal executive offices, zip code)

                                 (212) 975-4321
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No _____

         COMMON STOCK 718,114,515 SHARES OUTSTANDING AT APRIL 30, 1998

================================================================================

                                CBS CORPORATION

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements................................      3

           Condensed Consolidated Statement of Income and Comprehensive
           Income......................................................      3

           Condensed Consolidated Balance Sheet........................      4

           Condensed Consolidated Statement of Cash Flows..............      5

           Notes to the Condensed Consolidated Financial Statements....      6

           Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     16

PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings...................................     24

           Item 6. Exhibits and Reports on Form 8-K....................     24

SIGNATURE  ............................................................     28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CBS CORPORATION

      CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
               (UNAUDITED, IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                    1998          1997
                                                                   -------       -------
Revenues....................................................       $ 1,949       $ 1,326
Operating expenses..........................................        (1,305)       (1,002)
Marketing, administration, and general expenses.............          (340)         (238)
Depreciation and amortization...............................          (130)         (105)
Residual costs of discontinued businesses...................           (38)          (35)
                                                                   -------       -------
Operating profit (loss).....................................           136           (54)
Other income (expense), net (note 3)........................             5            41
Interest expense............................................           (75)         (101)
                                                                   -------       -------
Income (loss) from Continuing Operations before income taxes and minority interest in income of consolidated
  subsidiaries..............................................            66          (114)
Income tax (expense) benefit................................           (47)           22
Minority interest in loss of consolidated subsidiaries......            --             1
                                                                   -------       -------
Income (loss) from Continuing Operations....................            19           (91)
Income (loss) from Discontinued Operations, net of income
  taxes (note 6)............................................            --           (60)
                                                                   -------       -------
Net income (loss)...........................................       $    19       $  (151)
                                                                   =======       =======
Basic earnings (loss) per common share:
    Continuing Operations...................................       $   .03       $  (.18)
    Discontinued Operations.................................            --          (.10)
                                                                   -------       -------
Basic earnings (loss) per common share......................       $   .03       $  (.28)
                                                                   =======       =======
Diluted earnings (loss) per common share:
    Continuing Operations...................................       $   .03       $  (.18)
    Discontinued Operations.................................            --          (.10)
                                                                   -------       -------
Diluted earnings (loss) per common share....................       $   .03       $  (.28)
                                                                   =======       =======
Cash dividends per common share.............................       $   .05       $   .05
                                                                   =======       =======
Comprehensive income (loss):
Net income (loss)...........................................       $    19       $  (151)
Other comprehensive income (loss), net of taxes (note 10):
    Unrealized gains on marketable securities (net of taxes
      of $10 million).......................................            17            --
    Minimum pension liability adjustment (net of taxes of
      $14 million)..........................................           (25)           --
                                                                   -------       -------
Other comprehensive income (loss)...........................            (8)           --
                                                                   -------       -------
Comprehensive income (loss).................................       $    11       $  (151)
                                                                   =======       =======

         See Notes to the Condensed Consolidated Financial Statements.

                                CBS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                    MARCH 31,        DECEMBER 31,
                                                                      1998               1997
                                                                   -----------       -------------
                                                                   (UNAUDITED)
                                              ASSETS
Cash and cash equivalents...................................         $    72            $     8
Customer receivables (net of allowance for doubtful accounts
  of $36 million and $35 million)...........................           1,089                936
Program rights..............................................             511                502
Deferred income taxes.......................................             393                394
Prepaid and other current assets............................             183                135
                                                                     -------            -------
     Total current assets...................................           2,248              1,975
Property and equipment, net.................................           1,049              1,066
FCC licenses, net...........................................           2,144              2,171
Goodwill, net...............................................           9,636              9,681
Other intangible and noncurrent assets (note 4).............           1,613              1,610
Net assets of Discontinued Operations (note 6)..............             431                212
                                                                     -------            -------
     Total assets...........................................         $17,121            $16,715
                                                                     =======            =======
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt.............................................         $   128            $    89
Current maturities of long-term debt........................              33                 62
Accounts payable............................................             205                221
Liabilities for talent and program rights...................             528                309
Other current liabilities (note 5)..........................             843                868
                                                                     -------            -------
     Total current liabilities..............................           1,737              1,549
Long-term debt..............................................           3,430              3,236
Pension liability...........................................           1,168              1,149
Other noncurrent liabilities (note 5).......................           2,621              2,696
                                                                     -------            -------
     Total liabilities......................................           8,956              8,630
                                                                     -------            -------
Contingent liabilities and commitments (note 8)
Minority interest in equity of consolidated subsidiaries....               5                  5
                                                                     -------            -------
Shareholders' equity:
  Preferred stock, $1.00 par value (25 million shares
     authorized, none issued)...............................              --                 --
  Common stock, $1.00 par value (1,100 million shares
     authorized, 723 million and 718 million shares
     issued)................................................             723                718
  Capital in excess of par value............................           7,288              7,178
  Common stock held in treasury, at cost....................            (540)              (530)
  Retained earnings.........................................           1,468              1,485
  Accumulated other comprehensive loss (note 10)............            (779)              (771)
                                                                     -------            -------
     Total shareholders' equity.............................           8,160              8,080
                                                                     -------            -------
     Total liabilities and shareholders' equity.............         $17,121            $16,715
                                                                     =======            =======

         See Notes to the Condensed Consolidated Financial Statements.

                                CBS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   -------------------
                                                                   1998         1997
                                                                   -----       -------
Cash flows from operating activities of Continuing
  Operations:
  Income (loss) from Continuing Operations..................       $  19       $   (91)
  Adjustments to reconcile income (loss) from Continuing
     Operations to net cash provided (used) by operating
     activities:
     Depreciation and amortization..........................         130           105
     Gain on asset dispositions.............................          --           (24)
     Other noncash adjustments..............................        (128)          (28)
     Changes in assets and liabilities, net of effects of
      acquisitions and divestitures of businesses:
          Receivables, current and noncurrent...............        (136)          (52)
          Accounts payable..................................         (16)         (286)
          Deferred and current income taxes.................          17           (38)
          Program rights....................................         271            97
          Other assets and liabilities......................         (96)          (46)
                                                                   -----       -------
Cash provided (used) by operating activities of Continuing
  Operations................................................          61          (363)
                                                                   -----       -------
Cash used by operating activities of Discontinued Operations
  (note 6)..................................................        (248)         (530)
                                                                   -----       -------
Cash flows from investing activities:
  Business acquisitions and investments.....................          (4)          (46)
  Business divestitures and other asset liquidations........          33           123
  Capital expenditures--Continuing Operations...............         (18)          (21)
  Capital expenditures--Discontinued Operations.............         (10)          (20)
                                                                   -----       -------
Cash provided by investing activities.......................           1            36
                                                                   -----       -------
Cash flows from financing activities:
  Bank revolver borrowings..................................         503         1,610
  Bank revolver repayments..................................        (303)         (435)
  Net increase (reduction) in other short-term debt.........          35          (302)
  Other long-term debt repayments...........................         (39)         (149)
  Stock issued..............................................         107            60
  Purchase of treasury stock................................         (21)           --
  Bank fees paid and other costs............................          (6)           (5)
  Dividends paid............................................         (36)          (41)
                                                                   -----       -------
Cash provided by financing activities.......................         240           738
                                                                   -----       -------
Increase (decrease) in cash and cash equivalents............          54          (119)
Cash and cash equivalents at beginning of period for
  Continuing and Discontinued Operations....................          67           233
                                                                   -----       -------
Cash and cash equivalents at end of period for Continuing
  and Discontinued Operations...............................       $ 121       $   114
                                                                   =====       =======
Supplemental disclosure of cash flow information:
  Interest paid--Continuing Operations......................       $  75       $   104
  Interest paid--Discontinued Operations....................          12            18
                                                                   -----       -------
Total interest paid.........................................       $  87       $   122
                                                                   =====       =======
Income taxes paid...........................................       $  94       $    16
                                                                   =====       =======

         See Notes to the Condensed Consolidated Financial Statements.

                                CBS CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     The condensed consolidated financial statements include the accounts of CBS Corporation (CBS) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions.

     When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts pertaining to the three months ended March 31, 1997 have been restated or reclassified for comparative purposes.

     In September 1997, the Corporation announced that it had reached a definitive agreement to acquire the radio broadcasting operations of American Radio Systems Corporation (American Radio) for $1.6 billion in cash plus the assumption of approximately $1 billion of debt. The transaction, which is subject to government approval, is expected to close in the second quarter of 1998.

     Under various disposal plans adopted in recent years, the Corporation has either completed or planned the divestiture of all of its industrial businesses. These businesses have been classified as Discontinued Operations in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." See
note 6 to the financial statements.

     In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," were issued. SFAS 130, which requires that an enterprise report by major component and as a single total the change in its net assets from nonowner sources during the period, was adopted in the first quarter of 1998. SFAS 131, which establishes annual reporting standards for an enterprise's operating segments and related disclosures about its products, geographic areas, and major customers, will be incorporated in disclosures for 1998 annual reporting purposes. Adoption of these statements does not impact the Corporation's consolidated financial position, results of operations, or cash flows, and any effects are limited to the form and content of its disclosures.

     In February 1998, SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS 132 requires additional disclosures concerning changes in the Corporation's pension obligations and assets and eliminates certain other disclosures no longer considered useful. The Corporation will adopt the provisions of this standard for 1998 annual reporting purposes. Adoption of this statement will not impact the Corporation's consolidated financial position, results of operations, or cash flows.

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

2. ACQUISITIONS

     On September 30, 1997, the Corporation acquired Gaylord Entertainment Company's two major cable networks, The Nashville Network (TNN) and Country Music Television (CMT). The acquisition included the U.S. and international operations of TNN, the U.S. and Canadian operations of CMT, and approximately

                                CBS CORPORATION

$50 million of working capital. The total purchase price of $1.55 billion was paid through the issuance of 59 million shares of the Corporation's common stock. The acquisition was accounted for under the purchase method. Based on preliminary estimates, which may be revised at a later date, the excess of the consideration paid over the estimated fair value of net assets acquired of approximately $1.2 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     Prior to the acquisition, the Corporation provided certain services to TNN and CMT for which it received a commission. Additionally, the Corporation owned a 33 percent interest in CMT.

     The following unaudited pro forma information combines the consolidated results of operations of the Corporation with those of TNN and CMT as if the acquisition had occurred at the beginning of 1997. The pro forma results give effect to certain purchase accounting adjustments, additional amortization expense from goodwill and other identifiable intangible assets, their related income tax effects, and the issuance of additional shares in connection with the acquisition.

                        PRO FORMA RESULTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1997
                                                       --------------------------------
                                                        (UNAUDITED, IN MILLIONS EXCEPT
                                                              PER SHARE AMOUNTS)
Revenues.............................................               $1,387
Income (loss) from Continuing Operations.............                  (93)
Basic (loss) per common share--Continuing
  Operations.........................................                 (.16)
Diluted (loss) per common share--Continuing
  Operations.........................................                 (.16)

     This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the TNN and CMT acquisition been consummated on January 1, 1997. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3. OTHER INCOME (EXPENSE), NET

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                        --------------------
                                                        1998            1997
                                                        ----            ----
                                                           (UNAUDITED, IN
                                                             MILLIONS)
Interest income.......................................   $2             $ 3
Gain on disposition of assets.........................   --              24
Operating results--non-consolidated affiliates........   --               2
Other.................................................    3              12
                                                         --             ---
Other income (expense), net...........................   $5             $41
                                                         ==             ===

                                CBS CORPORATION

4. OTHER INTANGIBLE AND NONCURRENT ASSETS

                                                   MARCH 31,        DECEMBER 31,
                                                     1998               1997
                                                  -----------       ------------
                                                  (UNAUDITED)
                                                          (IN MILLIONS)
Cable license agreements........................    $  479             $  491
Other intangible assets.........................       378                384
Joint ventures and other affiliates.............       122                122
Recoverable costs of discontinued businesses
  (note 8)......................................       206                208
Noncurrent receivables..........................       130                145
Program rights..................................       136                135
Deferred charges................................        55                 48
Intangible pension asset........................        22                 22
Other...........................................        85                 55
                                                    ------             ------
     Total other intangible and noncurrent
       assets...................................    $1,613             $1,610
                                                    ======             ======

5. OTHER CURRENT AND NONCURRENT LIABILITIES

                                                      MARCH 31,          DECEMBER 31,
                                                         1998                1997
                                                    --------------       -------------
                                                     (UNAUDITED)
                                                              (IN MILLIONS)
                              OTHER CURRENT LIABILITIES
Accrued employee compensation.....................      $   89              $  119
Income taxes payable..............................          47                  30
Accrued liabilities...............................         272                 309
Retained liabilities of discontinued businesses
  (note 8)........................................         186                 191
Accrued interest and insurance....................          75                  54
Accrued restructuring costs.......................          15                  28
Other.............................................         159                 137
                                                        ------              ------
     Total other current liabilities..............      $  843              $  868
                                                        ======              ======
                             OTHER NONCURRENT LIABILITIES
Postretirement benefits...........................      $1,164              $1,160
Postemployment benefits...........................          28                  28
Deferred income taxes.............................         213                 224
Liabilities for talent and program rights.........          72                  68
Accrued liabilities...............................         172                 201
Retained liabilities of discontinued businesses
  (note 8)........................................         759                 767
Accrued restructuring costs.......................           9                  13
Other.............................................         204                 235
                                                        ------              ------
     Total other noncurrent liabilities...........      $2,621              $2,696
                                                        ======              ======

                                CBS CORPORATION

6. DISCONTINUED OPERATIONS

     In recent years, the Corporation has adopted various disposal plans that, in the aggregate, provide for the disposal of all of its industrial businesses. The assets and liabilities and the results of operations for all of the industrial businesses are classified as Discontinued Operations except for certain liabilities expected to be retained by the Corporation. See note 8 to the financial statements. The following table summarizes each of the Corporation's segment disposal plans as well as the assets remaining at March 31, 1998.

MEASUREMENT DATE            BUSINESS SEGMENT                   REMAINING ASSETS
----------------            ----------------                   ----------------
September 1997    Thermo King                           None
                  All remaining industrial businesses   All assets
November 1996     Communication & Information Systems   Three miscellaneous operations
                  (CISCO)
March 1996        Environmental Services                Three waste incineration plants
December 1995     The Knoll Group (Knoll)               None
                  Defense and Electronic Systems        None
July 1995         Land Development (WCI)                Mortgage notes receivable and
                                                        miscellaneous securities
November 1992     Financial Services                    Leasing portfolio
                  Distribution & Control (DCBU)         None
                  Westinghouse Electric Supply Company  Miscellaneous securities
                  (WESCO)

     The primary remaining industrial businesses included in the September 1997 disposal plan are Power Generation, Energy Systems, and Government Operations. In November 1997, the Corporation announced a definitive agreement to sell Power Generation, the largest of those businesses, for cash proceeds of $1.525 billion. The sale, which is subject to government approval, is expected to close in mid-1998. Energy Systems and Government Operations are expected to be divested in 1998.

     In April 1998, the Corporation sold certain securities remaining from the disposal of WCI. In April 1998, the Corporation also reached agreement to sell one of the remaining CISCO operations and in May completed the sale of another. In addition, it reached agreement to sell the remaining WESCO securities. Generally, the remaining assets are expected to be divested in 1998, except for the leasing portfolio, which is expected to liquidate in accordance with its contractual terms.

                                CBS CORPORATION

     The assets and liabilities of Discontinued Operations have been separately classified on the balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

                     NET ASSETS OF DISCONTINUED OPERATIONS

                                                   MARCH 31,        DECEMBER 31,
                                                     1998               1997
                                                  -----------       ------------
                                                  (UNAUDITED)
                                                          (IN MILLIONS)
                                     ASSETS
Cash and cash equivalents.......................    $   49             $   59
Customer receivables............................       600                537
Inventories.....................................       530                560
Costs and estimated earnings over billings on
  uncompleted contracts.........................       387                437
Portfolio investments...........................       779                791
Plant and equipment, net........................       665                681
Deferred income taxes...........................       487                491
Other assets....................................       497                545
                                                    ------             ------
     Total assets...............................    $3,994             $4,101
                                                    ======             ======
                                  LIABILITIES
Accounts payable................................    $  298             $  384
Billings over costs and estimated earnings on
  uncompleted contracts.........................       417                377
Short-term debt.................................         8                  7
Current maturities of long-term debt............        84                 96
Long-term debt..................................       442                440
Liability for estimated loss on disposal........       766                989
Settlements and environmental liabilities (note
  8)............................................       572                625
Other liabilities...............................       976                971
                                                    ------             ------
     Total liabilities..........................     3,563              3,889
                                                    ------             ------
Net assets of Discontinued Operations...........    $  431             $  212
                                                    ======             ======

     Certain environmental and litigation-related liabilities are expected to be assumed by buyers and are included in the net assets of Discontinued Operations. Those that are not expected to be assumed by other parties in divestiture transactions have been separately presented as retained liabilities of discontinued businesses. See note 8 to the financial statements.

     Long-term debt of Discontinued Operations is not expected to be assumed by buyers in divestiture transactions. It is expected to be repaid using cash proceeds from the liquidation of the portfolio investments of Discontinued Operations.

     The liability for estimated loss on disposal of $766 million at March 31, 1998 includes estimated losses and disposal costs associated with each divestiture transaction, including estimated results of operations through the expected closing date and other costs expected subsequent to the divestiture. Satisfaction of these liabilities is expected to occur over the next several years. Management believes that the liability for estimated loss on disposal at March 31, 1998, is adequate to cover divestiture or liquidation of the remaining assets and liabilities of Discontinued Operations.

                                CBS CORPORATION

     Cash requirements to satisfy non-debt obligations of Discontinued Operations as well as cash proceeds from the sale or liquidation of all assets of Discontinued Operations, except for portfolio investments, will affect cash flows of Continuing Operations.

     In accordance with APB 30, the consolidated financial statements reflect the results of Discontinued Operations separately from those of Continuing Operations. Pre-tax operating results after the measurement date are charged to the liability for estimated loss on disposal. Summarized in the following table are the operating results of Discontinued Operations:

                               OPERATING RESULTS

                                                                  NET INCOME           NET LOSS
                                               SALES OF         (LOSS) BEFORE            AFTER
                                             PRODUCTS OR         MEASUREMENT          MEASUREMENT
                                               SERVICES              DATE                DATE
                                             ------------       --------------       -------------
                                                           (UNAUDITED, IN MILLIONS)
THREE MONTHS ENDED MARCH 31, 1998
Industrial businesses included in September
  1997 plan................................     $  549               $ --                $ (89)
Pre-1997 disposal plans....................         45                 --                   (4)
                                                ------               ----                -----
Total......................................     $  594               $ --                $ (93)
                                                ======               ====                =====
THREE MONTHS ENDED MARCH 31, 1997
Industrial businesses included in September
  1997 plan................................     $  650               $(92)               $  --
Thermo King................................        247                 32                   --
Pre-1997 disposal plans....................        112                 --                  (18)
                                                ------               ----                -----
Total......................................     $1,009               $(60)               $ (18)
                                                ======               ====                =====

     Interest expense on debt of Continuing Operations totaling $2 million and $13 million for the three months ended March 31, 1998, and 1997, respectively, was allocated to Discontinued Operations based on the ratio of the net assets of Discontinued Operations to the sum of total consolidated net assets plus consolidated debt.

     Operating cash flows of Discontinued Operations are presented separately from those of Continuing Operations in the consolidated statement of cash flows. Total operating cash flows of Discontinued Operations consist of the following:

        CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                        -------------------------
                                                          1998             1997
                                                          ----             ----
                                                        (UNAUDITED, IN MILLIONS)
Industrial businesses included in September 1997
  plan................................................   $(219)           $(514)
Thermo King...........................................      --               14
Financial Services....................................      (9)              (9)
Other pre-1997 disposal plans.........................     (20)             (21)
                                                         -----            -----
Cash used by operating activities.....................   $(248)           $(530)
                                                         =====            =====

     Cash flows presented in the preceding table include cash flows from the operations of the businesses as well as payments for disposition-related costs.

                                CBS CORPORATION

7. RESTRUCTURING

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

     At March 31, 1998, the Corporation's accrued restructuring liability of $24 million primarily related to (a) the 1997 restructuring plan, which involved the separation of 118 employees at the Pittsburgh headquarters related to the transfer of the Corporation's overhead functions to New York, and (b) the restructuring plan adopted by the Corporation in 1996, as the acquiring company, to integrate the activities of CBS Inc. into the Corporation's existing media businesses. An additional restructuring plan was adopted at the time of the CBS Inc. acquisition in 1995 to recognize the impact of integration activities on CBS Inc. and the elimination of duplicate facilities and functions. Implementation of this plan is essentially complete.

     During the three months ended March 31, 1998 and 1997, no new restructuring plans were initiated. During the first quarter of 1998, expenditures relating to restructuring programs from the 1997 and 1996 plans totaled $9 million. The remaining restructuring expenditures for these plans are expected to be incurred primarily by the end of 1999, although certain expenditures for lease commitments will extend over the next several years.

8. CONTINGENT LIABILITIES AND COMMITMENTS

     Certain of the environmental and litigation-related liabilities associated with the industrial businesses are not expected to be assumed by other parties in the pending divestiture transactions and, therefore, would be retained by the Corporation. These liabilities include environmental obligations that are not related to active properties of operating businesses, accrued product liability claims for divested businesses, liabilities associated with asbestos claims, and general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totaled $945 million at March 31, 1998, including amounts related to previously discontinued businesses of CBS Inc. Of this amount, $759 million is classified as noncurrent. A separate asset of $241 million was recorded for estimated amounts recoverable from third parties, of which $206 million is classified as noncurrent.

LEGAL MATTERS

  STEAM GENERATORS

     The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Energy Systems business unit as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving ten litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. One steam generator lawsuit remains.

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

                                CBS CORPORATION

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

  ASBESTOS

     The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At March 31, 1998, the Corporation had approximately 100,000 unresolved claims pending.

     In court actions that have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims. The Corporation has recorded a liability for asbestos-related matters that are deemed probable and can be reasonably estimated and has separately recorded an asset equal to the amount of such estimated liabilities that will be recovered pursuant to agreements with insurance carriers. The Corporation cannot reasonably estimate costs for unasserted asbestos claims.

  GENERAL

     Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the steam generator claims, the securities class action, and certain groupings of asbestos claims, and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described previously and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

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

                                CBS CORPORATION

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

     Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, the Corporation has an accrued liability of $397 million at March 31, 1998. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $279 million for site investigation and remediation, and $118 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. In addition, included in Discontinued Operations are environmental liabilities directly related to active sites that are expected to be assumed by buyers in divestiture transactions.

     Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity, or results of operations.

COMMITMENTS

     The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such programs for various periods. At March 31, 1998, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, totaling $7.5 billion. This amount includes $4 billion for rights to broadcast certain National Football League games.

     In addition, the Corporation has commitments under operating and capital leases for certain facilities and equipment as well as commitments to pay for certain franchise rights entitling it to display advertising on buses, taxis, trains, bus shelters, terminals, and phone kiosks.

                                CBS CORPORATION

9. EARNINGS (LOSS) PER COMMON SHARE

     At December 31, 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share," which establishes standards for computing and disclosing basic and diluted earnings per common share. The following is the computation of basic and diluted earnings per common share in accordance with the new standard:

     COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE--CONTINUING OPERATIONS

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                      1998              1997
                                                      -----            ------
                                                      (UNAUDITED, IN MILLIONS
                                                              EXCEPT
                                                        PER-SHARE AMOUNTS)
Income (loss) from Continuing Operations............  $ 19             $ (91)
Less preferred stock dividends......................    --               (12)
                                                      ----             -----
Income (loss) applicable to common stock............  $ 19             $(103)
                                                      ====             =====
Average shares outstanding, basic...................   698               589
Average shares outstanding, diluted.................   718               589
Basic earnings (loss) per common share..............  $.03             $(.18)
Diluted earnings (loss) per common share............  $.03             $(.18)

     Shares of common stock issuable under deferred compensation arrangements were not included in the March 31, 1998 or 1997 computations of diluted earnings per common share because their inclusion would have been antidilutive. For these periods, average common shares issuable under deferred compensation arrangements approximated 5 million and 6 million, respectively. Preferred stock convertible into common stock and options to purchase shares of common stock were not included in the March 31, 1997 computation of diluted earnings per common share because their inclusion would have been antidilutive.

10. COMPREHENSIVE INCOME

     At March 31, 1998, the Corporation adopted the provisions of SFAS 130 which establishes standards for reporting and disclosure of comprehensive income in the financial statements. Comprehensive income is used to describe all changes in equity from transactions and other events and circumstances, including net income, from nonowner sources. The following table presents the accumulated components of comprehensive income other than net income reflected within shareholders' equity at March 31, 1998 and December 31, 1997:

                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                  MARCH 31,        DECEMBER 31,
                                                    1998               1997
                                                 -----------       -------------
                                                 (UNAUDITED)
                                                          (IN MILLIONS)
Unrealized gains on securities.................     $  17              $  --
Minimum pension liability adjustment...........      (796)              (771)
                                                    -----              -----
Total accumulated other comprehensive income
  (loss).......................................     $(779)             $(771)
                                                    =====              =====

                                CBS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Corporation reported increases in revenue and earnings across all business segments for the first quarter of 1998 compared to the first quarter of 1997. The Radio Group continued its pacesetting growth, and the Television Group reported strong performance across all owned and operated television stations, particularly in the top six markets. Network earnings improved over the prior year even without the impact of sports. The Nashville Network (TNN) and Country Music Television (CMT) made strong contributions to the Cable Group's results enabling it to report increases in revenues and earnings on a pro forma basis.

     For the first quarter of 1998, the Corporation reported net income of $19 million, or $.03 per share, compared to a net loss of $151 million, or $.28 per share, for the first quarter of 1997. Included in the 1997 results is a loss from Discontinued Operations of $60 million, or $.10 per share, which represents the operating results of certain industrial businesses prior to adoption of the September 1997 disposal plan.

     In September 1997, the Corporation announced that it had reached a definitive agreement to acquire the radio broadcasting operations of American Radio Systems Corporation (American Radio) for $1.6 billion in cash plus the assumption of approximately $1 billion of debt. The transaction, which is subject to government approval, is expected to close in the second quarter of 1998 and will add approximately 100 radio stations, subject to any required divestitures, to the Radio Group's current portfolio.

     In February 1998, the Corporation announced that its Board of Directors authorized the purchase, through open market transactions, of up to $1 billion of its common stock. Through March 31, 1998, the Corporation had purchased 700,000 shares for $21 million.

SEGMENT RESULTS OF OPERATIONS

     The following table presents the segment results for the Corporation's Continuing Operations for the three months ended March 31, 1998 and 1997.

     EBITDA is presented in the following table because it is a widely accepted financial indicator of a company's ability to incur and service debt and is a measure used by the Corporation's management to assess the performance of the business. It is commonly used in the media industry as a surrogate for cash flows. EBITDA differs from operating cash flows primarily because it does not consider certain changes in assets and liabilities from period to period.

                         SEGMENT RESULTS OF OPERATIONS

                                                           THREE MONTHS ENDED MARCH 31,
                                         -----------------------------------------------------------------
                                                                   OPERATING PROFIT
                                              REVENUES                  (LOSS)                 EBITDA
                                         -------------------       -----------------       ---------------
                                          1998         1997        1998        1997        1998       1997
                                         ------       ------       -----       -----       ----       ----
                                                             (UNAUDITED, IN MILLIONS)
Radio..................................  $  330       $  313       $ 69        $ 47        $113       $ 91
Television.............................     263          177        118          56         130         67
Network................................   1,245          804         30         (64)         52        (46)
Cable..................................     125           49          4          --          29         28
Corporate and Other....................     (14)         (17)       (47)        (58)        (15)       (13)
Residual costs of discontinued
  businesses...........................      --           --        (38)        (35)        (38)       (35)
                                         ------       ------       ----        ----        ----       ----
     Total.............................  $1,949       $1,326       $136        $(54)       $271       $ 92
                                         ======       ======       ====        ====        ====       ====

     Revenues for the first quarter of 1998 increased $623 million, or 47 percent, over the same period in 1997. This significant revenue increase is primarily attributable to the incremental revenues generated at the Network

                                CBS CORPORATION

and Television Group in connection with CBS's coverage of the 1998 Winter Olympics. Also reflected in the increase is the favorable impact of including the first quarter 1998 results of TNN and CMT, which were acquired in September 1997.

     Operating profit and EBITDA increased during the first quarter of 1998 by $190 million and $179 million, respectively. This is primarily a result of the continued strength of the Radio Group, the jump in profitability of the Television Group, and the improvement in the Network's performance.

     As reflected in the preceding table, results of operations have been unfavorably affected by residual costs of discontinued businesses. These costs primarily represent pension and postretirement benefit costs for inactive and retired employees of previously divested businesses. Although the Corporation's objective is to reduce this earnings constraint over the next few years by fully funding the pension plan, management expects that these costs will continue to affect operating results negatively during 1998 and future years.

     The reported results for each of the segments include depreciation and amortization of specifically identifiable assets based on their fair values when acquired. Amortization of goodwill arising from the CBS Inc. acquisition, which approximates $120 million per year, is included in the results of Corporate and Other. Where appropriate, the separate business discussions that follow provide comparisons of actual 1998 results with the pro forma results for 1997.

  RADIO

     The Radio Group owns and operates 75 radio stations and TDI Worldwide Inc.
(TDI), its outdoor advertising business. Total revenues for the Radio Group increased $17 million, or 5 percent, for the first quarter of 1998 over the prior year. On a pro forma basis, which adjusts for the 1997 transfer of the radio network to Westwood One, Inc., the Radio Group's revenues increased approximately $35 million, or 12 percent, over last year. Driving this increase was the continued strong performance of the stations operating in the top tier markets, including New York, Los Angeles, and Chicago, as well as significant growth at TDI.

     Total operating profit for the Radio Group during the first quarter increased $22 million, or 47 percent, over the prior year. This increase was primarily attributable to the incremental revenues recognized at the stations and TDI. Consistent with the growth in operating profit, EBITDA increased $22 million, or 24 percent, over the prior year.

  TELEVISION

     The Television Group owns and operates 14 television stations. Total revenues for the Television Group increased $86 million, or 49 percent, for the first quarter of 1998 over the prior year. Approximately one-half of this increase was attributable to station results in the major markets, including New York, Los Angeles, and Chicago. These positive first quarter results were primarily driven by the incremental revenues generated from CBS's coverage of the 1998 Winter Olympics in Nagano, Japan. A strong market and management's enhanced focus on revenue growth also contributed to the increase.

     Operating profit for the Television Group during the first quarter of 1998 increased $62 million, or 111 percent, over the prior year. This significant increase in the Television Group's first quarter operating profit was primarily attributable to the higher revenues, although they were partially offset by additional costs associated with the broadcast of the Olympics.

     EBITDA for the Television Group during the first quarter of 1998 increased $63 million, or 94 percent, over the prior year. This increase is consistent with the increase in operating profit.

  NETWORK

     The Network segment consists of CBS Entertainment, News, and Sports as well as CBS Enterprises (including EYEMARK Entertainment), which produces and distributes programming and develops and sells

                                CBS CORPORATION

certain syndicated programming. Total revenues for the Network segment increased $441 million, or 55 percent, for the first quarter of 1998 over the prior year. This increase reflects the significant impact of CBS's coverage of the 1998 Winter Olympics.

     During the first quarter of 1998, operating profit for the Network was $30 million compared to an operating loss of $64 million during the first quarter of 1997. This $94 million improvement reflects the impact of the 1998 Winter Olympics, including the favorable effect of purchase accounting adjustments related to program rights acquired in the purchase of CBS Inc. Consistent with the improvement in operating profit, EBITDA for the Network increased $98 million for the first quarter of 1998.

  CABLE

     The Cable segment includes TNN and CMT, two cable networks acquired on September 30, 1997; TeleNoticias, a 24-hour Spanish-language news service; Eye on People, which debuted in March 1997; two regional sports networks; and a network services provider. Prior to the acquisition of TNN and CMT, the Cable segment received a commission to provide marketing and advertising services to those networks. In addition, the Corporation owned a 33 percent interest in CMT. Effective October 1, 1997, the results of TNN and CMT are included in full.

     Total revenues for the Cable segment increased $76 million, or 155 percent, for the first quarter of 1998. This increase was primarily attributable to the acquisition of TNN and CMT. On a pro forma basis, revenues for the Cable segment increased $15 million, or 14 percent, for the quarter.

     First quarter 1998 operating profit and EBITDA for the Cable segment were $4 million and $29 million, respectively, compared to break-even operating profit and $28 million of EBITDA for the prior-year period. Excluding a gain recognized in the first quarter of 1997 relating to the sale of an equity investment in a regional sports network and including the pro forma impact of the acquisition of TNN and CMT, EBITDA increased slightly over the prior year's first quarter. Improvements from TNN and CMT were partially offset by lower results for the network services business and higher start-up costs for Eye on People.

  CORPORATE AND OTHER

     Corporate and Other consists of corporate overhead costs and amortization of goodwill arising from the November 1995 acquisition of CBS Inc., which approximates $120 million per year. The decision to transfer the corporate overhead functions from Pittsburgh to New York may result in the recognition of certain transition costs later in 1998. EBITDA for the 1997 period includes $14 million of other income compared to $1 million for the 1998 period.

  RESIDUAL COSTS OF DISCONTINUED BUSINESSES

     Following past divestitures of the Corporation's industrial businesses, certain liabilities arising from those businesses remained with the Corporation, such as pension and postretirement benefit obligations for inactive and retired employees, environmental liabilities, and litigation-related liabilities. The pension and postretirement benefit costs associated with these former employees, as well as administration costs associated with retained liabilities, have been presented separately in the income statement. For 1998 and 1997, these costs primarily reflect pension and postretirement benefit costs. Following the sale of Power Generation, the quarterly costs will increase approximately $8 million. Prior to the sale, these costs are included in Power Generation's results of operations, which are reported in Discontinued Operations.

OTHER INCOME (EXPENSES), NET

     Other income and expenses generated income of $5 million in the first three months of 1998 and $41 million for the first three months of 1997. In 1997, other income included a gain of $24 million on the sale of an equity investment.

                                CBS CORPORATION

INTEREST EXPENSE

     Interest expense for Continuing Operations for the first three months of 1998 was $75 million compared to $101 million for the same period in 1997. The $26 million, or 26 percent, decrease in interest expense is primarily driven by the reduction in revolver borrowings during the first quarter of 1998 compared to the first quarter of 1997.

     In connection with the September 1997 plan to dispose of the remaining industrial businesses, interest expense on Continuing Operations debt totaling $2 million and $13 million was reclassified to Discontinued Operations for the three months ended March 31, 1998 and 1997, respectively.

INCOME TAXES

     The Corporation's results for the first quarter of 1998 reflect a 71 percent effective tax rate primarily because of the amortization of non-deductible goodwill associated with the CBS Inc., Infinity, and TNN and CMT acquisitions. Depending on the level of the Corporation's income or losses and the effect of any special transactions, these differences can dramatically impact the resulting tax provision or benefit in relation to pre-tax results. For the first quarter of 1997, the income tax benefit was 19 percent of the pre-tax loss from Continuing Operations.

     At March 31, 1998, the Corporation had recorded net deferred income tax benefits totaling $667 million compared to $661 million at December 31, 1997. Of this amount, $180 million at March 31, 1998, and $170 million at December 31, 1997, were presented in Continuing Operations, with the remainder in Discontinued Operations.

YEAR 2000

     The Corporation is addressing the issues associated with its existing computer systems and their ability to operate effectively as the millennium (year 2000) approaches. Both internal and external resources are being utilized to address these matters throughout the Corporation. For the Corporation's Continuing Operations, the assessment and planning phases of the project are essentially complete. The Corporation believes that, based on available information, its year 2000 transition will not have a material adverse effect on its business, operations, or financial results.

     For the businesses that the Corporation expects to divest in 1998, the assessment phase of the project is complete and the planning phase is well under way. These matters are not anticipated to materially affect the disposition of the businesses or the sale proceeds.

DISCONTINUED OPERATIONS

     With the Corporation's decision in late 1997 to divest its remaining industrial businesses, all of its industrial businesses are presented in the financial statements as Discontinued Operations. As of December 31, 1997, Power Generation, the largest of the remaining industrial businesses, was under agreement to be sold to a subsidiary of Siemens A.G. for $1.525 billion of cash. The sale, which is subject to government approval, is expected to close in mid-1998. Energy Systems, Government Operations, and any other remaining assets except for the leasing portfolio are also expected to be divested in 1998.

     Since year end, progress has been made in the divestiture process although the transactions will not be reflected in the financial statements until they are completed. In April 1998, the Corporation sold certain securities remaining from the divestiture of WCI, its land development subsidiary. Also in April, the Corporation reached a definitive agreement to sell Westinghouse Communications. In early May, the Corporation sold a security electronics business and reached agreement to sell miscellaneous securities remaining from a previous segment disposal. Proceeds from these transactions are expected to total more than $350 million.

                                CBS CORPORATION

     Following the divestitures of the remaining industrial businesses, the assets of Discontinued Operations will consist primarily of the remaining leasing portfolio, which is expected to liquidate through the year 2015. Debt of Discontinued Operations, which totaled $526 million at March 31, 1998, will include only that amount which can be repaid through liquidation of the leasing portfolio. Other liabilities, lagging divestiture costs, or unresolved issues related to the industrial businesses also may remain at year-end 1998.

     Except for cash flows related to the leasing portfolio and the associated debt, all future cash inflows and outflows of Discontinued Operations will affect Continuing Operations. Management believes that the liability for estimated loss on disposal of Discontinued Operations of $766 million at March 31, 1998 is adequate to cover future operating costs, estimated losses on disposal, and the remaining divestiture costs associated with all Discontinued Operations.

     The following represents the segment results for all Discontinued Operations for the three months ended March 31, 1998 and 1997.

             SEGMENT RESULTS OF OPERATIONS--DISCONTINUED OPERATIONS

                                                               THREE MONTHS ENDED MARCH 31,
                                                        -------------------------------------------
                                                        SALE OF PRODUCTS          OPERATING PROFIT
                                                          AND SERVICES                 (LOSS)
                                                        -----------------         -----------------
                                                        1998        1997          1998        1997
                                                        ----       ------         -----       -----
                                                                 (UNAUDITED, IN MILLIONS)
Industrial businesses included in September 1997
  plan................................................  $549       $  650         $(143)      $(123)
Thermo King...........................................    --          247            --          47
Pre-1997 disposal plans...............................    45          112            (7)        (25)
                                                        ----       ------         -----       -----
Total Discontinued Operations.........................  $594       $1,009         $(150)      $(101)
                                                        ====       ======         =====       =====

     The 1997 segment results shown in the table above include sales and operating profit prior to the measurement date of the plan as well as those after the measurement date. Pre-tax operating results after the measurement date, including all results for 1998, are charged to the liability for estimated loss on disposal.

     The industrial businesses included in the September 1997 disposal plan include Power Generation, Energy Systems, Government Operations, and other miscellaneous operations. Sales and operating profit for Power Generation declined in the first quarter of 1998 reflecting delays in projects partially due to uncertainty concerning deregulation of the U.S. utility market. Energy Systems reported improved results over the prior-year quarter following an unfavorable contract adjustment in the first quarter of 1997.

     Thermo King was sold in October 1997. Divestitures of certain Communication & Information Systems and environmental services businesses resulted in lower sales and reduced operating losses associated with operations included in pre-1997 disposal plans. Results for pre-1997 disposal plans also include income related to the leasing portfolio as well as interest on the debt of Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

  OVERVIEW

     The Corporation generally manages its liquidity as a consolidated enterprise without regard to whether assets or liabilities are classified for balance sheet purposes as part of Continuing Operations or Discontinued Operations. As a result, the discussion below focuses on the Corporation's consolidated cash flows and capital resources.

     In September 1997, the Corporation announced that it had reached a definitive agreement to acquire American Radio Systems' radio broadcasting operations for $1.6 billion in cash plus the assumption of approximately $1 billion of debt. The transaction, which is subject to government approval, is expected to close

                                CBS CORPORATION

in the second quarter of 1998. American Radio Systems will add approximately 100 radio stations to the Radio Group's current portfolio, subject to required divestitures.

     In November 1997, the Corporation announced a definitive agreement to sell Power Generation, the largest of its remaining industrial businesses for cash proceeds of $1.525 billion. The sale of Power Generation, which is subject to government approval, is expected to close in mid-1998. Agreements reached in April and early May 1998 for sales of certain other remaining businesses or assets are expected to result in proceeds in the near term totaling more than $350 million. The remaining industrial businesses are expected to be divested in 1998. Proceeds from these asset sales will be used to repay debt of Continuing Operations.

     In January 1998, the Corporation and the National Football League (NFL) announced that CBS was awarded the rights to broadcast American Football Conference games. The eight-year agreement, subject to rebid at the end of five years at the discretion of the NFL, will include rights fees of $4 billion. The contract begins with the 1998 football season and includes two Super Bowls.

     In February 1998, the Corporation announced that its Board of Directors authorized the purchase, through open market transactions, of up to $1 billion of its common stock. At the same time, the Corporation announced that it would suspend dividend payments on its common stock after payment of the March 1, 1998 dividend so that cash could be used to better enhance shareholder value. Through March 31, 1998, the Corporation had purchased 700,000 shares for $21 million.

     Management expects that the Corporation will have sufficient liquidity to meet ordinary business needs. Sources of liquidity generally available to the Corporation include cash from operations, proceeds from sales of non-strategic assets, cash and cash equivalents, availability under its credit facility, borrowings from other sources, including funds from the capital markets, and the issuance of additional capital stock.

  OPERATING ACTIVITIES

     The operating activities of Continuing Operations provided $61 million of cash during the first three months of 1998 compared to cash used of $363 million during the first three months of 1997. The $424 million improvement in operating cash flow reflects improved operating results as well as favorable payment terms for certain program rights. These favorable factors were partially offset by increases in accounts receivable at March 31, 1998 due to significant increases in revenues. Also, first quarter 1997 cash flows included substantial payments to reduce accounts payable.

     The Corporation's pension contribution level for 1998, which is expected to approximate $300 million, is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years. In January and April 1998, the Corporation contributed $73 million and $72 million, respectively, to the plan pursuant to certain quarterly minimum funding requirements. No pension contributions were made in the first quarter of 1997.

     The operating activities of Discontinued Operations used $248 million of cash during the first three months of 1998 compared to $530 million of cash used during the same period of 1997 principally related to the Power Generation and Energy Systems businesses. The primary factors contributing to the larger use of cash in 1997 were reductions in accounts payable and settlement liabilities.

     Future operating cash flows of Discontinued Operations will consist primarily of operating revenues, operating costs, and disposal costs associated with the remaining industrial businesses. These cash flows, along with proceeds generated through divestiture of these businesses, will affect the cash flows of Continuing Operations. Interest costs on debt of Discontinued Operations, as well as the repayment of that debt, will be paid through the continued liquidation of the leasing portfolio and are not expected to impact future cash flows of Continuing Operations.

                                CBS CORPORATION

  INVESTING ACTIVITIES

     Investing activities provided $1 million of cash during the first three months of 1998 compared to $36 million of cash provided during the same period of 1997. In the first three months of 1998, the Corporation had no material cash outflows for acquisitions while for the same period of 1997, the Corporation had investing cash outflows related to the acquisition of Buspack, a transit advertising company in the United Kingdom, and a $20 million payment in connection with a swap of radio stations.

     Investing cash inflows from business divestitures and other asset liquidations in the first three months of 1998 totaled $33 million from miscellaneous asset liquidations compared to $123 million in the prior year period from sales of several radio stations, various operations from the environmental services business, an equity investment in a regional sports network, and other non-strategic assets.

     Capital expenditures for Continuing Operations were $18 million for the first three months of 1998 compared to $21 million for the same period of 1997. Capital spending for Continuing Operations during 1998 is expected to be slightly higher than 1997. For Discontinued Operations, capital spending will continue to decline as the businesses are divested.

  FINANCING ACTIVITIES

     Cash provided by financing activities during the first three months of 1998 totaled $240 million compared to cash provided of $738 million during the same period of 1997. Net short-term and long-term borrowings totaled $196 million during the first quarter of 1998 compared to $724 million during the 1997 period. The net borrowings in the first quarter of 1997 included a $149 million cash outflow to extinguish the long-term debt previously issued by Infinity.

     In February 1998, the Corporation's Board of Directors authorized the purchase, through open market transactions, of up to $1 billion of its common stock. Through March 31, 1998, the Corporation had purchased 700,000 shares for $21 million.

     Cash provided by the issuance of stock totaled $107 million during the first quarter of 1998 compared to $60 million for the 1997 quarter. The stock was issued in connection with certain employee stock plans.

     Total borrowings under the Corporation's $5.5 billion revolving credit facility were $1.8 billion at March 31, 1998 (see Revolving Credit Facility). These borrowings were subject to a floating interest rate of 6.4 percent at March 31, 1998, which was based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

     Dividends paid in the first three months of 1997 included $12 million for the Series C preferred stock, which converted into 32 million shares of CBS common stock on May 30, 1997. Common stock dividends increased $7 million in the first three months of 1998 compared to 1997 because of additional shares issued to replace the Series C preferred stock and shares issued in connection with the September 1997 acquisition of TNN and CMT. After payment of the March 1, 1998 dividend, the Corporation suspended dividend payments on its common stock so that cash could be used to better enhance shareholder value.

  REVOLVING CREDIT FACILITY

     On August 29, 1996, the Corporation executed a five-year revolving credit agreement with total commitments of $5.5 billion. This agreement was amended on March 3, 1998 to modify the financial covenants and to provide that, upon completion of the sale of Power Generation, the maximum borrowing would be reduced to $4.0 billion. The unused capacity under the facility equaled $3.6 billion at March 31, 1998. Borrowing availability under the revolver is subject to compliance with certain covenants, representations, and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on liens incurred, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth.

                                CBS CORPORATION

Certain of the financial covenants become more restrictive over the term of the agreement. At March 31, 1998, the Corporation was in compliance with the financial covenants.

LEGAL, ENVIRONMENTAL, AND OTHER MATTERS

     The Corporation is addressing a number of environmental and litigation matters, including those discussed in note 8 to the financial statements. Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the Corporation's pending cases and, although management believes that a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced in note 8 and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

     Liabilities for certain of the Corporation's environmental matters as well as certain litigation matters, although arising from discontinued businesses, are expected to be retained by the Corporation following the divestiture of the remaining industrial businesses. These liabilities include environmental obligations that are not related to active properties of operating businesses, accrued product liability claims for divested businesses, liabilities associated with asbestos claims, and general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totaled $945 million at March 31, 1998, including amounts related to previously discontinued businesses of CBS Inc. Of this amount, $759 million is classified as noncurrent. A separate asset of $241 million has been recorded for amounts recoverable from insurance carriers under previous settlement arrangements, of which $206 million is classified as noncurrent. See note 8 to the financial statements.

     The costs associated with resolving these matters are recognized in the period in which the costs are deemed probable and can be reasonably estimated. Management believes that the Corporation has adequately provided for the estimated costs of resolving these matters.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Corporation's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Corporation's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

     Such risks, uncertainties, and factors include, but are not limited to: the Corporation's ability to develop and/ or acquire television programming and to attract and retain advertisers; the impact of significant competition from both over-the-air broadcast stations and programming alternatives such as cable television, wireless cable, in-home satellite distribution services, and pay-per-view and home video entertainment services; the Corporation's ability to complete its transition from a multi-faceted industrial conglomerate to a pure media company in a timely and cost-effective manner; the impact of new technologies; the impact of the year 2000 transition; changes in Federal Communications Commission regulations; and such other competitive and business risks as from time to time may be detailed in the Corporation's Securities and Exchange Commission reports.

     Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Report on Form 10-Q. The Corporation undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                CBS CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No reportable events.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS

        (3) ARTICLES OF INCORPORATION AND BYLAWS

               (a) The Restated Articles of the Corporation, as amended to December 11, 1997 are incorporated herein by reference to
                    Exhibit 3(b) to Form 10-K for the year ended December 31, 1997.

               (b) The Bylaws of the Corporation, as amended to December 1, 1997 are incorporated herein by reference to Exhibit 3(c) to Form 10-K for the year ended December 31, 1997.

        (4) RIGHTS OF SECURITY HOLDERS

               (a) There are no instruments with respect to long-term debt of the Corporation that involve securities authorized thereunder exceeding 10 percent of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Corporation and its subsidiaries.

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

               (b*) The 1993 Long-Term Incentive Plan, as amended to January 28,
                    1998 is incorporated herein by reference to Exhibit 10(b) to Form 10-K for the year ended December 31, 1997.

               (c*) The 1984 Long-Term Incentive Plan, as amended to November 1,
                    1996, is incorporated herein by reference to Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1996.

               (d*) The Westinghouse Executive Pension Plan, as amended to
                    December 1, 1997 is incorporated herein by reference to
                    Exhibit 10(d) to Form 10-K for the year ended December 31, 1997.

               (e*) The Deferred Compensation and Stock Plan for Directors, as
                    amended to January 1, 1998 is incorporated herein by reference to Exhibit 10(e) to Form 10-K for the year ended December 31, 1997.

               (f*) The Director's Charitable Giving Program, as amended to
                    April 30, 1996, is incorporated herein by reference to
                    Exhibit 10(g) to Form 10-Q for the quarter ended June 30, 1996.

               (g*) The 1991 Long-Term Incentive Plan, as amended to January 28,
                    1998 is incorporated herein by reference to Exhibit 10(g) to Form 10-K for the year ended December 31, 1997.

                                CBS CORPORATION

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

                                CBS CORPORATION

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

               (v*) Employment Agreement between a subsidiary of the
                    Corporation, CBS Broadcasting Inc. (formerly CBS Inc.) and Leslie Moonves entered into as of May 17, 1995, and amended as of January 20, 1998 is incorporated herein by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 1997.

               (w) Asset Purchase Agreement between the Corporation and Siemens Power Generation Corporation, a subsidiary of Siemens A.G., dated as of November 14, 1997 is incorporated herein by reference to Exhibit 10(w) to Form 10-K for the year ended December 31, 1997.

               (x) Third Amendment dated as of March 3, 1998, to the Credit Agreement, dated as of August 29, 1996, as amended by the First Amendment thereto dated as of January 29, 1997, as amended by the Second Amendment thereto dated as of March 21, 1997 among the Corporation, the Subsidiaries Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent.

               (y) Amendment No. 1 to the Asset Purchase Agreement, dated January 23, 1998, to the Asset Purchase Agreement, dated November 14, 1997, between the Corporation and Siemens Power Generation Corporation, a subsidiary of Siemens A.G.

        (27) FINANCIAL DATA SCHEDULE

---------------

     * Identifies management contract or compensatory plan or arrangement.

                                CBS CORPORATION

B) REPORTS ON FORM 8-K

     A Current Report on Form 8-K (Items 5 and 7) dated January 7, 1998, regarding an amendment to the American Radio plan of merger.

     A Current Report on Form 8-K (Items 5 and 7) dated February 4, 1998, filing a press release concerning the Corporation's earnings for the fourth quarter of 1997 and year-end results for 1997.

     A Current Report on Form 8-K (Items 5 and 7) dated February 5, 1998, regarding the Corporation's announcement of date of its Annual Meeting.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1998.

                                          CBS CORPORATION

                                          /s/ CAROL V. SAVAGE
                                          --------------------------------------
                                          Vice President and Chief Accounting
                                          Officer