Form 10-Q
period 1998-06-30
CBS CORP
filed 1998-08-14
CIK 106413

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                ----------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                      TO
                                   ---------------------   --------------------

                          COMMISSION FILE NUMBER 1-977

                                ----------------



                                 CBS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                               25-0877540
     ------------------------            -----------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification No.)


                     51 WEST 52ND STREET, NEW YORK, NY 10019
               (Address of principal executive offices, zip code)



                                 (212) 975-4321
               (Registrant's telephone number, including zip code)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____

          COMMON STOCK 715,922,615 SHARES OUTSTANDING AT JULY 31, 1998



================================================================================

                                 CBS CORPORATION
                                      INDEX
                                 ---------------


                                                                                                       PAGE NO.
                                                                                                       --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Statement of Income and Comprehensive Income                      3

                  Condensed Consolidated Balance Sheet                                                     4

                  Condensed Consolidated Statement of Cash Flows                                           5

                  Notes to the Condensed Consolidated Financial Statements                                 6


                  Item 2.  Management's Discussion and Analysis of Financial                              15
                           Condition and Results of Operations



PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                              23

                  Item 4.  Submission of Matters to a Vote of Security Holders                            23

                  Item 6.  Exhibits and Reports on Form 8-K                                               24



SIGNATURE                                                                                                 27


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                 CBS CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                (unaudited, in millions except per share amounts)

                                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                                  ---------------------------   -------------------------
                                                                       1998         1997            1998          1997
=========================================================================================================================
Revenues                                                             $1,484       $1,283         $ 3,433       $ 2,609
Operating expenses                                                     (956)        (777)         (2,261)       (1,779)
Marketing, administration, and general expenses                        (227)        (261)           (567)         (499)
Depreciation and amortization                                          (136)        (105)           (266)         (210)
Residual costs of discontinued businesses                               (38)         (36)            (76)          (71)
-------------------------------------------------------------------------------------------------------------------------
Operating profit                                                        127          104             263            50
Other income (expense), net (note 3)                                     12           16              17            57
Interest expense                                                        (85)        (102)           (160)         (203)
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations before income taxes and minority interest in (income) loss of consolidated
   subsidiaries                                                          54           18             120           (96)
Income tax expense                                                      (48)         (29)            (95)           (7)
Minority interest in (income) loss of consolidated subsidiaries          (2)        ____              (2)            1
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations                                  4          (11)             23          (102)
Income (loss) from Discontinued Operations,
   net of income taxes (note 7)                                        ____           12            ____           (48)
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                    $    4       $    1         $    23       $  (150)
=========================================================================================================================


Basic earnings (loss) per common share:
   Continuing Operations                                             $  .01       $ (.04)        $   .03       $  (.21)
   Discontinued Operations                                             ____          .02            ____          (.08)
-------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                               $  .01       $ (.02)        $   .03       $  (.29)
=========================================================================================================================
Diluted earnings (loss) per common share:
   Continuing Operations                                             $  .01       $ (.04)        $   .03       $  (.21)
   Discontinued Operations                                             ____          .02            ____          (.08)
-------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                             $  .01       $ (.02)        $   .03       $  (.29)
=========================================================================================================================
Cash dividends per common share                                      $ ____       $  .05         $   .05       $   .10
=========================================================================================================================


Comprehensive income (loss):
Net income (loss)                                                    $    4       $    1         $    23       $  (150)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes (note 11):
   Unrealized gains on marketable securities,
      net of taxes of $2 million and $12 million, respectively            1         ____              18          ____
   Minimum pension liability adjustment,
      net of taxes of $14 million and $28 million, respectively         (27)        ____             (52)         ____
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                (26)        ____             (34)         ____
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                          $  (22)      $    1         $   (11)      $  (150)
=========================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                                  (unaudited)
                                                                                     June 30,          December 31,
                                                                                         1998                  1997
===================================================================================================================
ASSETS:
   Cash and cash equivalents                                                          $   145               $     8
   Customer receivables (net of allowance for doubtful accounts of $51 million
      and $35 million)                                                                    995                   936
   Program rights                                                                         411                   502
   Deferred income taxes                                                                  393                   394
   Prepaid and other current assets                                                       174                   135
-------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 2,118                 1,975
   Property and equipment, net                                                          1,128                 1,066
   FCC licenses, net (note 2)                                                           4,246                 2,171
   Goodwill, net                                                                       10,604                 9,681
   Other intangible and noncurrent assets (note 4)                                      1,556                 1,610
   Net assets of Discontinued Operations (note 7)                                         238                   212
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $19,890               $16,715
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term debt                                                                    $   264               $    89
   Current maturities of long-term debt                                                   177                    62
   Accounts payable                                                                       260                   221
   Liabilities for talent and program rights                                              274                   309
   Other current liabilities (note 6)                                                     930                   868
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            1,905                 1,549
   Long-term debt (note 5)                                                              5,708                 3,236
   Pension liability                                                                    1,169                 1,149
   Other noncurrent liabilities (note 6)                                                3,090                 2,696
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      11,872                 8,630
-------------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments (note 9)
Minority interest in equity of consolidated subsidiaries                                    9                     5
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value (25 million shares authorized, none issued)          ____                  ____
   Common stock, $1.00 par value (1,100 million shares
      authorized, 727 million and 718 million shares issued)                              727                   718
   Capital in excess of par value                                                       7,310                 7,178
   Common stock held in treasury, at cost                                                (695)                 (530)
   Retained earnings                                                                    1,472                 1,485
   Accumulated other comprehensive loss (note 11)                                        (805)                 (771)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              8,009                 8,080
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $19,890               $16,715
===================================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in millions)

Six Months Ended June 30,                                                                1998                  1997
===================================================================================================================
Cash flows from operating activities of Continuing Operations:
   Income (loss) from Continuing Operations                                           $    23               $  (102)
   Adjustments to reconcile income (loss) from Continuing Operations to net cash provided (used) by operating activities:
         Depreciation and amortization                                                    266                   210
         Gain on asset dispositions                                                        (5)                  (32)
         Other noncash adjustments                                                       (122)                  (33)
         Changes in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
              Receivables, current and noncurrent                                          52                    69
              Accounts payable                                                             18                  (265)
              Deferred and current income taxes                                           (14)                  (26)
              Program rights                                                               95                    (9)
              Other assets and liabilities                                                (41)                  (22)
-------------------------------------------------------------------------------------------------------------------
Cash provided (used) by operating activities of Continuing Operations                     272                  (210)
-------------------------------------------------------------------------------------------------------------------
Cash used by operating activities of Discontinued Operations (note 7)                    (343)                 (428)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Business acquisitions, net of cash acquired, and investments (note 2)               (1,397)                  (47)
   Business divestitures and other asset liquidations                                     330                   152
   Capital expenditures - Continuing Operations                                           (45)                  (39)
   Capital expenditures - Discontinued Operations                                         (18)                  (41)
-------------------------------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                                           (1,130)                   25
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase (reduction) in short-term debt                                            169                  (210)
   Bank revolver borrowings                                                             3,043                 1,940
   Bank revolver repayments                                                            (2,134)               (1,025)
   Issuance of senior notes                                                               493                  ____
   Long-term debt repayments                                                             (133)                 (149)
   Stock issued                                                                           231                   130
   Purchase of treasury stock                                                            (339)                 ____
   Bank fees paid and other costs                                                          (6)                   (6)
   Dividends paid                                                                         (36)                  (82)
-------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                                   1,288                   598
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                           87                   (15)
Cash and cash equivalents at beginning of period for Continuing
   and Discontinued Operations                                                             67                   233
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period for Continuing and
   Discontinued Operations                                                            $   154               $   218
===================================================================================================================
Supplemental disclosure of cash flow information:
   Interest paid - Continuing Operations                                              $   148               $   187
   Interest paid - Discontinued Operations                                                 31                    48
-------------------------------------------------------------------------------------------------------------------
Total interest paid                                                                   $   179               $   235
===================================================================================================================
Total income taxes paid                                                               $   108               $    33
===================================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The condensed consolidated financial statements include the accounts of CBS Corporation (CBS) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Reference also should be made to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. Certain amounts pertaining to the three months and six months ended June 30, 1997 have been restated or reclassified for comparative purposes.

On June 4, 1998, the Corporation completed the acquisition of the radio broadcasting operations of American Radio Systems Corporation (American Radio) for $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. See note 2 to the financial statements.

Under various disposal plans adopted in recent years, the Corporation has either completed or planned the divestiture of all of its industrial businesses. These businesses have been classified as Discontinued Operations in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." The Corporation has signed definitive agreements to sell the majority of the remaining businesses. See note 7 to the financial statements.

In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," were issued. SFAS 130, which requires that an enterprise report by major component and as a single total the change in its net assets from nonowner sources during the period, was adopted in the first quarter of 1998. SFAS 131, which establishes annual reporting standards for an enterprise's operating segments and related disclosures about its products, geographic areas, and major customers will be incorporated in disclosures for 1998 annual reporting purposes. In February 1998, SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS 132 requires additional disclosures concerning changes in the Corporation's pension obligations and assets and eliminates certain other disclosures no longer considered useful. The Corporation will adopt the provisions of this standard for 1998 annual reporting purposes. Adoption of these statements does not impact the Corporation's consolidated financial position, results of operations, or cash flows, and any effects are limited to the form and content of its disclosures.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, contracts, program rights, pensions, and Discontinued Operations, based on currently available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations, and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

2. ACQUISITIONS

On June 4, 1998, the Corporation acquired the radio broadcasting operations of American Radio. Of the total purchase price of $2.7 billion, $1.4 billion was paid in cash and approximately $1.3 billion represents the fair value of debt assumed. The acquisition was accounted for under the purchase method. The fair value of assets and liabilities acquired includes approximately $2.2 billion for FCC licenses and $0.6 billion for deferred income taxes. Based on preliminary estimates, which may be revised at a later date, the excess consideration paid over the estimated fair value of net assets acquired totaling approximately $1.0 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

The following unaudited pro forma information combines the consolidated results of operations of the Corporation with those of American Radio's broadcasting operations and TNN and CMT as if these acquisitions had occurred at the beginning of 1997. The pro forma results give effect to certain purchase accounting adjustments, additional amortization expense from goodwill and other identifiable intangible assets, additional interest expense, related income tax effects, and the issuance of additional shares in connection with the TNN and CMT acquisition.

PRO FORMA RESULTS OF OPERATIONS
(unaudited, in millions except per share amounts)

                                                             Three Months Ended June 30,  Six Months Ended June 30,
                                                             ---------------------------  -------------------------
                                                                       1998         1997         1998          1997
===================================================================================================================
Revenues                                                             $1,563       $1,456       $3,601        $2,918
Interest expense                                                       (116)        (144)        (235)         (289)
Income (loss) from Continuing Operations                                (13)         (30)         (26)         (159)
Basic (loss) per common share - Continuing Operations                  (.02)        (.06)        (.04)         (.28)
Diluted (loss) per common share - Continuing Operations                (.02)        (.06)        (.04)         (.28)
===================================================================================================================

This pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the American Radio and the TNN and CMT transactions been consummated on January 1, 1997. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3. OTHER INCOME (EXPENSE), NET (unaudited, in millions)

                                                             Three Months Ended June 30,  Six Months Ended June 30,
                                                             ---------------------------  -------------------------
                                                                       1998         1997         1998          1997
===================================================================================================================
Interest income                                                       $   4         $  3        $   6          $  6
Gain on disposition of assets                                             5            8            5            32
Operating results - non-consolidated affiliates                        ____            4         ____             6
Other                                                                     3            1            6            13
-------------------------------------------------------------------------------------------------------------------
Other income (expense), net                                           $  12         $ 16        $  17          $ 57
===================================================================================================================


4. OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

                                                                                   (unaudited)
                                                                                     June 30,          December 31,
                                                                                         1998                  1997
===================================================================================================================
Cable license agreements                                                               $  466                $  491
Other intangible assets                                                                   373                   384
Recoverable costs of discontinued businesses (note 9)                                     203                   208
Noncurrent receivables                                                                    153                   145
Program rights                                                                            121                   135
Joint ventures and other affiliates                                                       113                   122
Deferred charges                                                                           29                    48
Intangible pension asset                                                                   22                    22
Other                                                                                      76                    55
-------------------------------------------------------------------------------------------------------------------
Total other intangible and noncurrent assets                                           $1,556                $1,610
===================================================================================================================

5. LONG TERM DEBT

Long-term debt for Continuing Operations totaled $5,708 million at June 30, 1998, compared to $3,236 at December 31, 1997. Included in long-term debt were revolver borrowings of $2,464 million at June 30, 1998, compared to $1,083 million at December 31, 1997.

On June 4, 1998, in connection with the acquisition of the broadcasting operations of American Radio, the Corporation assumed debt obligations with a total fair value at the date of acquisition of approximately $1,290 million. The fair value of these obligations consisted of approximately $570 million of revolver borrowings, $340 million of subordinated notes, and $380 million of preferred stock of American Radio. See note 2 to the financial statements. The revolver borrowings were replaced with revolver borrowings under the Corporation's $5.5 billion credit facility. Approximately $240 million of the preferred stock was exchanged into debt securities effective July 15, 1998. The remaining preferred stock may be redeemed at any time at the option of the holder for cash and certain securities held by the Corporation for purposes of the redemption.

On May 20, 1998, the Corporation issued, under Securities and Exchange Commission Rule 144A, $500 million of Senior Notes due in 2005. Interest on the Notes will accrue at a rate of 7.15% per annum and is payable semiannually in arrears commencing November 20, 1998. The Notes are redeemable, at the option of the Corporation, at any time or in part from time to time, subject to certain requirements. The Corporation currently is offering to exchange these restricted securities for registered notes, which have the same interest rate and have other terms and conditions similar to the restricted notes.

6. OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                                                                  (unaudited)
                                                                                     June 30,         December, 31,
                                                                                         1998                  1997
===================================================================================================================
OTHER CURRENT LIABILITIES
Accrued employee compensation                                                          $  100                $  119
Income taxes payable                                                                       49                    30
Accrued liabilities                                                                       326                   309
Retained liabilities of discontinued businesses (note 9)                                  186                   191
Accrued interest and insurance                                                            109                    54
Other                                                                                     160                   165
-------------------------------------------------------------------------------------------------------------------
Total other current liabilities                                                        $  930                $  868
===================================================================================================================

OTHER NONCURRENT LIABILITIES
Postretirement benefits                                                                $1,170                $1,160
Postemployment benefits                                                                    28                    28
Deferred income taxes                                                                     712                   224
Liabilities for talent and program rights                                                  98                    68
Accrued liabilities                                                                       165                   201
Retained liabilities of discontinued businesses (note 9)                                  727                   767
Other                                                                                     190                   248
-------------------------------------------------------------------------------------------------------------------
Total other noncurrent liabilities                                                     $3,090                $2,696
===================================================================================================================

7. DISCONTINUED OPERATIONS

In recent years, the Corporation has adopted various disposal plans that, in the aggregate, provide for the disposal of all of its industrial businesses. The assets and liabilities and the results of operations for all of the industrial businesses are classified as Discontinued Operations except for certain liabilities expected to be retained by the Corporation. See note 9 to the financial statements. The following table summarizes each of the Corporation's segment disposal plans as well as the assets remaining at June 30, 1998.

Measurement Date               Business Segment                           Remaining Assets
---------------------------------------------------------------------------------------------------------
September 1997                 Thermo King                                None
                               All remaining industrial businesses        All assets

November 1996                  Communication & Information Systems        Two miscellaneous operations
                                 (CISCO)

March 1996                     Environmental Services                     Three waste incineration plants

December 1995                  The Knoll Group (Knoll)                    None
                               Defense and Electronic Systems             None

July 1995                      Land Development (WCI)                     Mortgage notes receivable

November 1992                  Financial Services                         Leasing portfolio
                               Distribution & Control (DCBU)              None
                               Westinghouse Electric Supply Company       None
                                 (WESCO)
---------------------------------------------------------------------------------------------------------

During the second quarter of 1998, the Corporation sold one of the CISCO operations as well as certain securities remaining from the disposals of WCI and WESCO. In July 1998, the Corporation completed the sale of another CISCO operation. Generally, the remaining assets are expected to be divested in 1998, except for the leasing portfolio, which is expected to liquidate in accordance with its contractual terms.

The Power Generation, Energy Systems, and Government Operations businesses represent the majority of the remaining industrial businesses included in the September 1997 disposal plan. In November 1997, the Corporation reached a definitive agreement to sell its Power Generation business for $1.5 billion in cash subject to certain adjustments. It is expected that adjustments will reduce the proceeds by approximately $300 million. The sale is expected to close by the end of August 1998.

In the second quarter of 1998, the Corporation announced a definitive agreement to sell the Process Control Division of its Energy Systems business for $265 million in cash plus the assumption of pension and other liabilities. The transaction is expected to close in the third quarter of 1998. Also in the second quarter, the Corporation announced a definitive agreement to sell the remainder of its Energy Systems business and its Government Operations business for $238 million in cash, subject to certain adjustments, plus the assumption of liabilities, commitments, and obligations totaling approximately $950 million. This transaction is expected to close before the end of 1998.

The assets and liabilities of Discontinued Operations have been separately classified on the balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS
(in millions)

                                                                                  (unaudited)
                                                                                     June 30,          December 31,
                                                                                         1998                  1997
===================================================================================================================
ASSETS:
   Cash and cash equivalents                                                           $    9                $   59
   Customer receivables                                                                   602                   537
   Inventories                                                                            527                   560
   Costs and estimated earnings over billings on
      uncompleted contracts                                                               497                   437
   Portfolio investments                                                                  776                   791
   Plant and equipment, net                                                               636                   681
   Deferred income taxes                                                                  487                   491
   Other assets                                                                           356                   545
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $3,890                $4,101
===================================================================================================================
LIABILITIES:
   Accounts payable                                                                    $  332                $  384
   Billings over costs and estimated earnings on
      uncompleted contracts                                                               446                   377
   Short-term debt                                                                          6                     7
   Current maturities of long-term debt                                                    35                    96
   Long-term debt                                                                         499                   440
   Liability for estimated loss on disposal                                               826                   989
   Settlements and environmental liabilities (note 9)                                     541                   625
   Other liabilities                                                                      967                   971
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       3,652                 3,889
-------------------------------------------------------------------------------------------------------------------
Net assets of Discontinued Operations                                                  $  238                $  212
===================================================================================================================

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

The liability for estimated loss on disposal of $826 million at June 30, 1998, includes estimated losses and disposal costs associated with each divestiture transaction, including estimated results of operations through the expected closing date and other costs expected subsequent to the divestiture. Satisfaction of these liabilities is expected to occur over the next several years. Management believes that the liability for estimated loss on disposal at June 30, 1998, is adequate to cover divestiture or liquidation of the remaining assets and liabilities of Discontinued Operations.

Cash proceeds from the sale or liquidation of all assets of Discontinued Operations, except for portfolio investments, as well as cash requirements to satisfy non-debt obligations of Discontinued Operations will affect cash flows of Continuing Operations.

In accordance with APB 30, the consolidated financial statements reflect the results of Discontinued Operations separately from those of Continuing Operations. Pre-tax operating results after the measurement date are charged to the liability for estimated loss on disposal. Summarized in the following table are the operating results of Discontinued Operations:

OPERATING RESULTS (unaudited, in millions)

                                                                                  Net Income
                                                     Sale of Products           (Loss) Before        Net Loss After
                                                          or Services        Measurement Date      Measurement Date
                                                    -----------------        ----------------      ----------------
Three Months Ended June 30,                         1998         1997         1998       1997         1998     1997
===================================================================================================================
Industrial businesses included in
  September 1997 plan                             $  760       $  871        $____      $ (25)       $ (18)   $____
Thermo King                                         ____          259         ____         37         ____     ____
Pre-1997 disposal plans                               56           73         ____       ____          (11)     (16)
-------------------------------------------------------------------------------------------------------------------
Total                                             $  816       $1,203        $____      $  12        $ (29)   $ (16)
===================================================================================================================


Six Months Ended June 30,                           1998         1997         1998       1997         1998     1997
===================================================================================================================
Industrial businesses included in
  September 1997 plan                             $1,309       $1,521        $____      $(116)       $(107)   $____
Thermo King                                         ____          506         ____         68         ____     ____
Pre-1997 disposal plans                              101          185         ____       ____          (15)     (34)
-------------------------------------------------------------------------------------------------------------------
Total                                             $1,410       $2,212        $____      $ (48)       $(122)   $ (34)
===================================================================================================================

Interest expense on debt of Continuing Operations totaling $3 million and $5 million for the three and six months ended June 30, 1998, respectively, and $13 million and $26 million for the three and six months ended June 30, 1997, respectively, was allocated to Discontinued Operations based on the ratio of the net assets of Discontinued Operations to the sum of total consolidated net assets plus consolidated debt.

Operating cash flows of Discontinued Operations are presented separately from those of Continuing Operations in the consolidated statement of cash flows. Total operating cash flows of Discontinued Operations consist of the following:

CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS
(unaudited, in millions)

Six Months Ended June 30,                                                                1998                  1997
===================================================================================================================
Industrial businesses included in September 1997 plan                                   $(291)                $(456)
Thermo King                                                                                (6)                   89
Financial Services                                                                        (24)                  (22)
Other pre-1997 disposal plans                                                             (22)                  (39)
-------------------------------------------------------------------------------------------------------------------
Cash used by operating activities                                                       $(343)                $(428)
===================================================================================================================

Cash flows presented in the preceding table include cash flows from the operations of the businesses prior to disposal as well as payments for disposition-related costs.

8. RESTRUCTURING

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

At June 30, 1998, the Corporation's accrued restructuring liability of $19 million primarily related to (a) the 1997 restructuring plan, which involved the separation of 118 employees at the Pittsburgh headquarters related to the transfer of the Corporation's overhead functions to New York, and (b) the restructuring plan adopted by the Corporation in 1996, as the acquiring company, to integrate the activities of CBS Inc. into the Corporation's existing media businesses. An additional restructuring plan was adopted at the time of the CBS Inc. acquisition in 1995 to recognize the impact of integration activities on CBS Inc. and the elimination of duplicate facilities and functions. Implementation of that plan is essentially complete.

During the six months ended June 30, 1998 and 1997, no new restructuring plans were initiated. Expenditures relating to restructuring programs from the 1997 and 1996 plans totaled $3 million and $12 million for the three and six months ended June 30, 1998. The remaining restructuring expenditures for these plans are expected to be incurred primarily by the end of 1999, although certain expenditures for lease commitments will extend over the next several years.

9. CONTINGENT LIABILITIES AND COMMITMENTS

Certain of the environmental and litigation-related liabilities associated with the industrial businesses are not expected to be assumed by other parties in the pending divestiture transactions and, therefore, would be retained by the Corporation. These liabilities include environmental obligations that are not related to active properties of operating businesses, accrued product liability claims for divested businesses, liabilities associated with asbestos claims, and general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totaled $913 million at June 30, 1998, including amounts related to previously discontinued businesses of CBS Inc. Of this amount, $727 million is classified as noncurrent. A separate asset of $238 million was recorded for estimated amounts recoverable from third parties, of which $203 million is classified as noncurrent.

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

The Corporation is also a party to four tolling agreements with utilities or utility plant owners' groups that have asserted steam generator claims. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussions.

Accrued liabilities for previous and potential settlement agreements that provide for costs in excess of discounted prices are expected to be assumed by the buyer of the Energy Systems and, therefore, are included in Discontinued Operations.

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

Asbestos

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At June 30, 1998, the Corporation had approximately 97,000 unresolved claims pending.

In court actions that have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims. The Corporation has recorded a liability for asbestos-related matters that are deemed probable and can be reasonably estimated and has separately recorded an asset equal to the amount of such estimated liability that will be recovered pursuant to agreements with insurance carriers. The Corporation cannot reasonably estimate costs for unasserted asbestos claims.

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

Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, the Corporation has an accrued liability of $372 million at June 30, 1998. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $254 million for site investigation and remediation, and $118 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. In addition, included in Discontinued Operations are environmental liabilities directly related to active sites that are expected to be assumed by buyers in divestiture transactions.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity, or results of operations.

Commitments

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such programs for various periods. At June 30, 1998, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, totaling $7.4 billion.

In addition, the Corporation has commitments under operating and capital leases for certain facilities and equipment as well as commitments to pay for certain franchise rights entitling it to display advertising on buses, taxis, trains, bus shelters, terminals, and phone kiosks.

10. EARNINGS (LOSS) PER COMMON SHARE

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE - CONTINUING OPERATIONS (unaudited, in millions except per-share amounts)

                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                              1998           1997                1998          1997
===================================================================================================================
Income (loss) from Continuing Operations                     $   4          $ (11)              $  23         $(102)
Less preferred stock dividends                                ____            (11)               ____           (23)
-------------------------------------------------------------------------------------------------------------------
Income (loss) applicable to common stock                     $   4          $ (22)              $  23         $(125)
===================================================================================================================

Average shares outstanding, basic                              701            604                 700           596
Average shares outstanding, diluted                            721            604                 719           596
-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                       $ .01          $(.04)              $ .03         $(.21)
-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                     $ .01          $(.04)              $ .03         $(.21)
===================================================================================================================

Shares of common stock issuable under deferred compensation arrangements were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 1998 because their inclusion would have been antidilutive. Options to purchase shares of common stock were included in the computation. For the same periods of 1997, shares of common stock issuable under deferred compensation arrangements, options to purchase shares of common stock, and preferred stock convertible into common stock were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive.

11. COMPREHENSIVE INCOME

At March 31, 1998, the Corporation adopted the provisions of SFAS 130 which establishes standards for reporting and disclosing comprehensive income in the financial statements. Comprehensive income is used to describe all changes in equity from transactions and other events and circumstances, including net income, from nonowner sources. The following table presents the accumulated components of comprehensive income other than net income reflected within shareholders' equity at June 30, 1998 and December 31, 1997:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(in millions)

                                                                                  (unaudited)
                                                                                     June 30,          December 31,
                                                                                         1998                  1997
===================================================================================================================
Unrealized gains on securities                                                          $  18                 $____
Minimum pension liability adjustment                                                     (823)                 (771)
-------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                                     $(805)                $(771)
===================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On June 4, 1998, the Corporation completed the acquisition of the radio broadcasting operations of American Radio Systems Corporation (American Radio) for $1.4 billion in cash plus the assumption of debt with a fair value of $1.3 billion. The results of operations since the closing date are included in the Radio segment's second quarter results.

The Corporation reported a 16 percent and 32 percent increase in revenues for the three and six months ended June 30, 1998. In addition, for the three and six months ended June 30, 1998, operating profit grew by 22 percent and 426 percent, respectively.

Net income increased to $4 million, or $.01 per share, for the second quarter of 1998 and increased to $23 million, or $.03 per share, for the first half of the year. Included in the 1997 results for the six month period is a loss from Discontinued Operations of $48 million, or $.08 per share, which represents the operating results of certain industrial businesses prior to the adoption of the September 1997 disposal plan.

On August 5, 1998, the Corporation announced that its Board of Directors authorized a $2 billion increase in its stock repurchase program, bringing the total stock repurchase program to $3 billion. Purchases under the program through June 30, 1998, totaled 10,448,000 shares for $339 million.

SEGMENT RESULTS OF OPERATIONS

In recognition of the interdependence of certain of its businesses, the Corporation changed its segment reporting to combine the results of its television stations, the CBS television network, and the cable television operations into one segment called Television. Prior period information has been restated to be consistent with the new presentation.

The following table presents the segment results for the Corporation's Continuing Operations for the three and six months ended June 30, 1998 and 1997. Earnings before interest, taxes, depreciation, and amortization (EBITDA) is presented in the table because it is a widely accepted financial indicator of a company's ability to incur and service debt and is a measure used by the Corporation's management to assess the performance of the business. It is commonly used in the media industry as a surrogate for cash flows. EBITDA differs from operating cash flows primarily because it does not consider certain changes in assets and liabilities from period to period.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in millions)

                                                   Revenues           Operating Profit (Loss)            EBITDA
-------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                      1998     1997              1998    1997              1998     1997
===================================================================================================================
Radio                                          $  456   $  378              $146    $113              $198     $157
Television                                      1,030      905                69      66               133      100
Corporate and Other                                (2)    ____               (50)    (39)              (18)       4
Residual costs of discontinued businesses        ____     ____               (38)    (36)              (38)     (36)
-------------------------------------------------------------------------------------------------------------------
Total                                          $1,484   $1,283              $127    $104              $275     $225
===================================================================================================================



                                                   Revenues           Operating Profit (Loss)            EBITDA
-------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                        1998     1997              1998    1997              1998     1997
===================================================================================================================
Radio                                          $  786   $  691              $215    $160              $311     $248
Television                                      2,650    1,920               221      57               345      149
Corporate and Other                                (3)      (2)              (97)    (96)              (34)      (9)
Residual costs of discontinued businesses        ____     ____               (76)    (71)              (76)     (71)
-------------------------------------------------------------------------------------------------------------------
Total                                          $3,433   $2,609              $263    $ 50              $546     $317
===================================================================================================================


The reported results for each of the segments include depreciation and amortization of specifically identifiable assets based on their fair values when acquired. Amortization of goodwill arising from the 1995 acquisition of CBS

Inc., which approximates $120 million per year, is included in the results of Corporate and Other. Where appropriate, the separate business discussions that follow provide comparisons of actual 1998 results with the pro forma results for 1997.

Radio

With the acquisition of American Radio's broadcasting operations, which closed on June 4, 1998, the Corporation now owns and operates approximately 170 AM and FM radio stations in 35 markets. Radio also includes TDI Worldwide, Inc. (TDI), which provides outdoor advertising throughout the United States and abroad.

Radio's revenue increased $78 million, or 21 percent, and $95 million, or 14 percent, for the three and six months ended June 30, 1998. In addition to the June acquisition of American Radio's broadcasting operations, driving this increase was the continued strong performance of the stations operating in the top tier markets, including New York, Los Angeles, Chicago, and San Francisco, as well as double-digit growth at TDI.

Operating profit for Radio increased $33 million, or 29 percent, and $55 million, or 34 percent, for the three and six months ended June 30, 1998. This increase was primarily attributable to the incremental revenues recognized at the stations and TDI. Consistent with the growth in operating profit, EBITDA increased 26 percent for the quarter and 25 percent for the year-to-date period.

Television

The Television segment now includes the results of the television stations, the CBS television network, and the cable television operations.

Television's revenue increased $125 million, or 14 percent, and $730 million, or 38 percent, for the three and six months ended June 30, 1998. The increase in the second quarter revenue primarily reflects the inclusion of three months of activity related to the TNN and CMT cable networks acquired in September 1997 and the continued strong performance of the television stations. The year-to-date increase is primarily attributable to the airing of the 1998 Winter Olympics and the inclusion of six months of revenue related to TNN and CMT.

Operating profit improved slightly for the three months ended June 30, 1998, while increasing $164 million, or 288 percent, for the year-to-date period. The second quarter operating profit reflects the positive impact of the TNN and CMT acquisition and strong gains at the television stations partially offset by declines in television network profitability. The year-to-date increase reflects the airing of the 1998 Winter Olympics and the inclusion of six months of activity related to TNN and CMT. EBITDA for Television increased 33 percent and 132 percent for the three and six months ended June 30, 1998.

The television stations reported strong growth in revenue for both the three and six months ended June 30, 1998 compared to the prior-year periods. Year-to-date revenue was enhanced by CBS's coverage of the 1998 Winter Olympics in Nagano, Japan. Operating costs were relatively flat during the second quarter of 1998 despite the growth in revenue. On a year-to-date basis, increased costs primarily reflect the incremental commissions on the strong sales generated during the first half of 1998.

The CBS television network reported a slight increase in revenue for the second quarter of 1998 compared to the prior year. For the first six months of 1998, network revenue increased significantly due to the airing of the 1998 Winter Olympics. Operating costs increased in both periods. The Corporation is currently evaluating a variety of opportunities to reduce the cost structure and improve the operations at the network.

On a pro forma basis, the cable operations reported significant growth in revenue for both the second quarter and the first half of 1998 driven by strong performances at TNN and CMT. Pro forma operating costs increased, primarily reflecting higher programming costs, although the growth in revenue exceeded the increase in costs.

On July 27, 1998, the Corporation announced that it had signed a letter of intent with Discovery Communications, Inc. to form a joint venture to operate CBS's cable network, Eye On People.

Corporate and Other

Corporate and Other consists of corporate overhead costs and amortization of goodwill arising from the November 1995 acquisition of CBS Inc., which approximates $120 million per year. The decision to transfer the corporate overhead functions from Pittsburgh to New York may result in the recognition of certain transition costs during 1998. The Corporation continues to evaluate opportunities for improving its operations and reducing its cost structure.

Residual Costs of Discontinued Businesses

The Corporation's results of operations are unfavorably affected by certain costs remaining from past divestitures of its industrial businesses. Following those divestitures, certain liabilities arising from the businesses remained with the Corporation, such as pension and postretirement benefit obligations for inactive and retired employees, environmental liabilities, and litigation-related liabilities. The pension and postretirement benefit costs associated with these former employees, as well as administration costs associated with managing the retained liabilities, have been presented separately in the income statement. For 1998 and 1997, these costs primarily reflect pension and postretirement benefit costs. Following the sale of Power Generation, the quarterly costs will increase approximately $8 million. Following the sale of Energy Systems and Government Operations, the quarterly costs will increase an additional $10 million. Prior to the sales, these costs are included in the respective businesses' results of operations, which are reported in Discontinued Operations.

Although the Corporation's objective is to reduce this earnings constraint over the next few years by fully funding the pension plan, management expects that these costs will continue to negatively affect operating results during future years.

OTHER INCOME (EXPENSES), NET

Other income and expenses during the three and six months ended June 30, 1998 generated income of $12 million and $17 million, respectively, compared to income of $16 million and $57 million, respectively, for the same periods in 1997. Generally, other income (expenses) includes interest income, miscellaneous gains and losses on dispositions of non-strategic assets, and operating results of non-consolidated affiliates. In 1997, other income included a gain of $24 million on the sale of an equity investment.

INTEREST EXPENSE

Interest expense from Continuing Operations for the three and six months ended June 30, 1998 totaled $85 million and $160 million, respectively compared to $102 million and $203 million, respectively, for the same periods in 1997. The decrease in interest expense was driven by a reduction in average debt, primarily revolver borrowings, during the first half of 1998 compared to the first half of 1997. Interest rates remained relatively constant.

In connection with the September 1997 plan to dispose of the remaining industrial businesses, interest expense on Continuing Operations debt totaling $3 million and $5 million was reclassified to Discontinued Operations for the three and six months ended June 30, 1998, respectively. For the same periods during 1997, interest expense of $13 million and $26 million, respectively, was reclassified.

Average debt for the remainder of the year will be affected by incremental revolver borrowings and other debt assumed in connection with the June 4, 1998 acquisition of the broadcasting operations of American Radio, which totaled $2.7 billion. This incremental debt will be partially offset by proceeds from the sales of the remaining industrial businesses, which are expected to approximate $1.6 billion in the third quarter and $0.2 billion in the fourth quarter of 1998.

INCOME TAXES

The Corporation's results for the three and six months ended June 30, 1998 reflect 89 percent and 79 percent effective tax rates, respectively. These rates result primarily from the amortization of non-deductible goodwill associated with the CBS Inc., Infinity, TNN and CMT, and American Radio acquisitions. Depending on the level of the Corporation's income or losses and the effect of any special transactions, these permanent differences between book income and taxable income can dramatically impact the resulting tax provision or benefit in relation to pre-tax results. For the three months ended June 30, 1997, the income tax expense was 161 percent of pre-tax income from Continuing Operations. For the six months ended June 30, 1997, the Corporation reported a pre-tax loss with income tax expense.

At June 30, 1998, the Corporation had recognized a net deferred income tax benefit totaling $168 million compared to $661 million at December 31, 1997. At June 30, 1998, the net benefit of $168 million consisted of a net deferred tax liability of $319 million for Continuing Operations offset by a $487 million deferred tax benefit for Discontinued Operations. At year-end 1997, Continuing Operations reflected a deferred tax benefit of $170 million. The change primarily reflects deferred tax liabilities recognized in connection with the acquisition of American Radio's broadcasting operations.

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

DISCONTINUED OPERATIONS

With the Corporation's decision in late 1997 to divest its remaining industrial businesses, all of its industrial businesses are presented in the financial statements as Discontinued Operations. As of December 31, 1997, Power Generation, the largest of the remaining industrial businesses, was under agreement to be sold to a subsidiary of Siemens A.G. for $1.5 billion of cash subject to certain adjustments. It is expected that adjustments will reduce the proceeds by approximately $300 million. The sale is expected to close by the end of August 1998. In May, the Corporation announced a definitive agreement to sell the Process Control Division of its Energy Systems business for $265 million in cash and the assumption of pension and other liabilities. This sale is expected to close in the third quarter of 1998. In June, the Corporation announced a definitive agreement to sell the remainder of its Energy Systems business and its Government Operations business for $238 million in cash, subject to certain adjustments, and the assumption of liabilities, commitments, and obligations totaling approximately $950 million. This transaction is expected to close before the end of 1998. Any remaining assets of Discontinued Operations, except for the leasing portfolio, generally are expected to be divested in 1998.

During the second quarter of 1998, the Corporation sold certain securities remaining from the divestitures of WCI and WESCO and sold its security electronics business. In July 1998, the Corporation completed the sale of Westinghouse Communications. Proceeds from these transactions totaled more than $360 million.

Following the divestitures of the remaining industrial businesses, the assets of Discontinued Operations will consist primarily of the remaining leasing portfolio, which is expected to liquidate through the year 2015. Debt of Discontinued Operations, which totaled $540 million at June 30, 1998, will include only that amount which can be repaid through liquidation of the leasing portfolio. Other liabilities, lagging divestiture costs, or unresolved issues related to the industrial businesses also may remain at year-end 1998.

Except for cash flows related to the leasing portfolio and the associated debt, all future cash inflows and outflows of Discontinued Operations will affect Continuing Operations. Management believes that the liability for estimated loss on disposal of Discontinued Operations of $826 million at June 30, 1998 is adequate to cover future operating costs, estimated losses on disposal, and the remaining divestiture costs associated with all Discontinued Operations.

The Corporation is in the process of reevaluating the classification of certain assets and liabilities between Continuing Operations and Discontinued Operations, as well as its remaining obligations related to all prior and pending divestitures. If any adjustments are appropriate, they will be made upon completion of the evaluation.

The following represents the segment results for Discontinued Operations for the three and six months ended June 30, 1998 and 1997:

SEGMENT RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS
(unaudited, in millions)

                                                                        Sale of Products           Operating Profit
                                                                            and Services                     (Loss)
-------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                              1998       1997           1998        1997
===================================================================================================================
Industrial businesses included in September 1997 plan                   $ 760     $  871          $ (20)       $ (9)
Thermo King                                                              ____        259           ____          51
Pre-1997 disposal plans                                                    56         73            (12)        (19)
-------------------------------------------------------------------------------------------------------------------
Total Discontinued Operations                                           $ 816     $1,203          $ (32)       $ 23
===================================================================================================================



                                                                        Sale of Products           Operating Profit
                                                                            and Services                      (Loss)
-------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                1998       1997           1998        1997
===================================================================================================================
Industrial businesses included in September 1997 plan                  $1,309     $1,521          $(163)      $(132)
Thermo King                                                              ____        506           ____          98
Pre-1997 disposal plans                                                   101        185            (19)        (44)
-------------------------------------------------------------------------------------------------------------------
Total Discontinued Operations                                          $1,410     $2,212          $(182)      $ (78)
===================================================================================================================


The 1997 segment results shown in the table above include sales and operating profit prior to the measurement date of the plans as well as those after the measurement date. Pre-tax operating results after the measurement date, including all results for 1998, are charged to the liability for estimated loss on disposal.

The industrial businesses included in the September 1997 disposal plan include Power Generation, Energy Systems, Government Operations, and other miscellaneous operations. Sales and operating profit for Power Generation declined in the three and six months ended June 30, 1998, primarily due to delays in projects resulting in part from uncertainty concerning deregulation of the U.S. utility market. However, new orders in the first half of 1998 were nearly 50 percent higher than year-to-date 1997 orders. The strong demand for new equipment due to increasing electricity consumption resulted in strong orders at Energy Systems as well as at Power Generation. Energy Systems reported improved results for the six months ended June 30, 1998 over the prior-year period following an unfavorable contract adjustment in the first quarter of 1997. Government Operations reported higher revenues for both periods accompanied by declines in operating profit. The higher revenues include revenues related to a new company established to sell safety management solutions to the government. The decline in operating profit reflects the loss of a major contract in late 1996.

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

On May 20, 1998, the Corporation issued $500 million of Senior Notes due in 2005. Interest on the Notes will accrue at a rate of 7.15% per annum and is payable semiannually commencing November 20, 1998. Initially, the net proceeds of $493 million were used to repay revolver borrowings.

On June 4, 1998, the Corporation completed the acquisition of the radio broadcasting operations of American Radio for $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. The cash portion of the consideration was funded through additional revolver borrowings.

During the third quarter of 1998, the Corporation has completed or expects to complete the sales of Westinghouse Communications, Power Generation, and Process Control. Cash proceeds are expected to total approximately $1.6 billion. By the end of the year, the Corporation expects to complete the sale of Energy Systems and Government Operations for cash proceeds of $0.2 billion. In addition to the cash proceeds, these transactions include the assumption of various liabilities, commitments, and obligations.

On August 5, 1998, the Corporation announced that its Board of Directors authorized a $2 billion increase in its stock repurchase program, bringing the total stock repurchase program to $3 billion. During the first half of 1998, the Corporation purchased 10,448,000 shares for $339 million.

Management expects that the Corporation will have sufficient liquidity to meet ordinary business needs. Sources of liquidity generally available to the Corporation include cash from operations, proceeds from sales of non-strategic assets, cash and cash equivalents, availability under its credit facility, borrowing from other sources, including funds from the capital markets, and the issuance of additional capital stock.

Operating Activities

The operating activities of Continuing Operations provided $272 million of cash during the first six months of 1998 compared to cash used of $210 million during the first six months of 1997. The $482 million improvement in operating cash flow reflects improved operating results as well as favorable payment terms for certain program rights. Also, during the first quarter of 1997, cash flows included substantial payments to reduce accounts payable.

The Corporation's pension contribution level for 1998, which is expected to approximate $300 million, is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years. In January, April, and July 1998, the Corporation contributed $73 million, $72 million, and $53 million, respectively, to the plan pursuant to certain quarterly minimum funding requirements. No pension contributions were made in the first six months of 1997.

The operating activities of Discontinued Operations used $343 million of cash during the first six months of 1998 compared to $428 million of cash used during the same period of 1997 principally related to the Power Generation and Energy Systems businesses. The primary factors contributing to the larger use of cash in 1997 were reductions in accounts payable and settlement liabilities.

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

Investing Activities

Investing activities used $1.1 billion of cash during the first six months of 1998 compared to $25 million of cash provided during the same period of 1997. In the first six months of 1998, the Corporation completed the acquisition of the radio broadcasting operations of American Radio for $1.4 billion in cash plus the assumption of debt, with a fair value of $1.3 billion, while for the same period of 1997, the Corporation had investing cash outflows related to the acquisition of Buspack, a transit advertising company in the United Kingdom, and a $20 million payment in connection with a swap of radio stations.

Investing cash inflows from business divestitures and other asset liquidations in the first six months of 1998 totaled $330 million from miscellaneous asset liquidations compared to $152 million in the prior-year period. Asset liquidations in 1998 relate to Discontinued Operations and include the security electronics business and certain securities remaining from previous divestitures. Divestitures in 1997 include several radio stations, various operations from the environmental services business, an equity investment in a regional sports network, and other non-strategic assets.

Capital expenditures for Continuing Operations were $45 million for the first six months of 1998 compared to $39 million for the same period of 1997. Capital spending for Continuing Operations during 1998 could range from $150 to $175 million compared to 1997 spending of $121 million. For Discontinued Operations, capital spending will continue to decline as the businesses are divested.

Financing Activities

Cash provided by financing activities during the first six months of 1998 totaled $1.3 billion compared to cash provided of $598 million during the same period of 1997. Net short-term and long-term borrowings totaled $1.4 billion during the first six months of 1998 compared to $556 million during the 1997 period. The net borrowings during the first six months of 1998 primarily reflect revolver borrowings for the acquisition of the broadcasting operations of American Radio. In the second quarter, the Corporation received net proceeds of $493 million related to the May 20, 1998 issuance of Senior Notes due in 2005 and repaid revolver borrowings. The net borrowings in the first six months of 1997 included a $149 million cash outflow to extinguish the long-term debt previously issued by Infinity Broadcasting.

During the first half of 1998, the Corporation expended $339 million to purchase 10,448,000 shares of its common stock. The Corporation's Board of Directors has authorized purchases up to $3 billion of stock under its multi-year stock repurchase program. Future purchases will adhear with financial policies that are consistent with attaining and maintaining an investment grade rating.

Cash provided by the issuance of stock totaled $231 million during the first six months of 1998 compared to $130 million for the 1997 period. The stock was issued in connection with certain employee stock plans.

Total borrowings under the Corporation's $5.5 billion revolving credit facility were $3.2 billion at June 30, 1998, including $0.5 billion classified as Discontinued Operations (see Revolving Credit Facility). These borrowings were subject to a floating interest rate of 6.4 percent at June 30, 1998, which was based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

After payment of the March 1, 1998 dividend, the Corporation suspended dividend payments on its common stock so that cash could be used to better enhance shareholder value. Dividends paid in the first six months of 1997 included $23 million for the Series C preferred stock. On May 30, 1997, the Series C preferred stock was converted into 32 million shares of the Corporation's common stock.

Revolving Credit Facility

On August 29, 1996, the Corporation executed a five-year revolving credit agreement with total commitments of $5.5 billion. This agreement was amended on March 3, 1998 to modify the financial covenants and to provide that, upon completion of the sale of Power Generation, the maximum borrowing would be reduced to $4.0 billion. The unused capacity under the facility equaled $2.2 billion at June 30, 1998. Borrowing availability under the revolver is subject to compliance with certain covenants, representations, and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on liens incurred, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of the financial covenants become more restrictive over the term of the agreement. At June 30, 1998, the Corporation was in compliance with the financial covenants.

Legal, Environmental, and Other Matters

The Corporation is addressing a number of environmental and litigation matters, including those discussed in note 9 to the financial statements. Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the Corporation's pending cases and, although management believes that a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced in note 9 and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

Liabilities for certain of the Corporation's environmental matters as well as certain litigation matters, although arising from discontinued businesses, are expected to be retained by the Corporation following the divestiture of the remaining industrial businesses. These liabilities include environmental obligations that are not related to active properties of operating businesses, accrued product liability claims for divested businesses, liabilities associated with asbestos claims, and general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totaled $913 million at June 30, 1998, including amounts related to previously discontinued businesses of CBS Inc. Of this amount, $727 million is classified as noncurrent. A separate asset of $238 million has been recorded for amounts recoverable from insurance carriers under previous settlement arrangements, of which $203 million is classified as noncurrent. See note 9 to the financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

(a) In January 1997, Innovative Business Systems (Overseas) Ltd. and Innovative Business Software, Inc. (collectively Innovative) brought suit against the Corporation and others in the Judicial District Court, Dallas County, Texas. The suit alleges that in connection with the sale by the Corporation of its residential security business on December 31, 1996 the Corporation wrongfully transferred software to the buyers of that business. Innovative has filed four amended complaints against the Corporation; and the latest amended complaint, filed in the fourth quarter of 1997, seeks money damages, specific performance, and injunctive relief against the Corporation for alleged violations by the Corporation relating to software license agreements between the parties. Innovative seeks monetary damages in an amount of $425 million, punitive damages, and attorney's fees. The Corporation has denied the allegations, believes the allegations to be without merit, and has filed a counterclaim against Innovative and others based upon fraud, breach of contract, and tortious interference with a business relationship. Unless continued, trial of this case is scheduled for September 1998.

     Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the matters set forth in Item 3 of the Corporation's 1997 Form 10-K and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to these matters, and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the Corporation was held on May 6, 1998.

(b) The following matters were submitted to a vote of the shareholders at the annual meeting with the following results:

     (i) In connection with the election of twelve directors, the following votes were cast for or withheld from the following candidates:

                                                FOR                 WITHHELD
                                                ---                 --------
         Robert E. Cawthorn                 616,688,706            4,610,406
         George H. Conrades                 616,752,295            4,546,817
         Martin C. Dickinson                616,689,189            4,609,923
         William H. Gray III                616,009,160            5,289,952
         Michael H. Jordan                  616,077,730            5,221,382
         Mel Karmazin                       616,490,959            4,808,153
         Jan Leschly                        616,719,695            4,579,417
         David T. McLaughlin                616,277,904            5,021,208
         Richard R. Pivirotto               616,019,167            5,279,945
         Raymond W. Smith                   616,599,214            4,699,898
         Paula Stern                        616,441,062            4,858,050
         Robert D. Walter                   616,690,102            4,609,010

     (ii) A management proposal regarding the election of KPMG Peat Marwick LLP as independent auditors: 618,273,143 shares of common stock were voted for, 1,701,383 shares were voted against, and 1,324,586 shares abstained in connection with the adoption of this proposal.

     (iii)A management proposal concerning approval of the CBS Corporation 1998 Executive Annual Incentive Plan: 529,934,695 shares of common stock were voted for, 86,698,695 shares were voted against, and 4,665,722 shares abstained in connection with the adoption of this proposal.

     (iv) A shareholder proposal concerning a change in the annual meeting date:
          12,842,453 shares of common stock were voted for, 495,595,608 shares were voted against, 12,690,543 shares abstained, and there were 100,170,508 broker non-votes in connection with this proposal.

      (v) A shareholder proposal concerning the reporting of soft dollar contributions: 33,418,053 shares of common stock were voted for, 462,931,705 shares were voted against, 24,778,846 shares abstained, and there were 100,170,508 broker non-votes in connection with this proposal.

     (vi) A shareholder proposal concerning stopping expansion into China and not beginning any new operations in China: 13,760,622 shares of common stock were voted for, 478,737,665 shares were voted against, 28,630,317 shares abstained, and there were 100,170,508 broker non-votes in connection with this proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

          (3)  ARTICLES OF INCORPORATION AND BYLAWS

                  (a) The Restated Articles of the Corporation, as amended to December 11, 1997, are incorporated herein by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 1997.

                  (b) The Bylaws of the Corporation, as amended to May 6, 1998, are incorporated herein by reference to Exhibit 4.2 to Pose Effective Amendment No. 1 to Form S-8 (Registration Statement No. 333-30127) filed on July 1, 1998.

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

                  (b*) The 1993 Long-Term Incentive Plan, as amended to January
                       28, 1998, is incorporated herein by reference to Exhibit 10(b) to Form 10-K for the year ended December 31, 1997.

                  (c*) The 1984 Long-Term Incentive Plan, as amended to November
                       1, 1996, is incorporated herein by reference to Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1996.

                  (d*) The Westinghouse Executive Pension Plan, as amended to
                       December 1, 1997, is incorporated herein by reference to
                       Exhibit 10(d) to Form 10-K for the year ended December 31, 1997.

                  (e*) The Deferred Compensation and Stock Plan for Directors,
                       as amended to January 1, 1998, is incorporated herein by reference to Exhibit 10(e) to Form 10-K for the year ended December 31, 1997.

                  (f*) The Director's Charitable Giving Program, as amended to
                       April 30, 1996, is incorporated herein by reference to
                       Exhibit 10(g) to Form 10-Q for the quarter ended June 30, 1996.

                  (g*) The 1991 Long-Term Incentive Plan, as amended to January
                       28, 1998, is incorporated herein by reference to Exhibit 10(g) to Form 10-K for the year ended December 31, 1997.

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

                  (n) First Amendment, dated as of January 29, 1997 to the Credit Agreement, dated as of August 29, 1996, among CBS Corporation, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guarantee Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(p) to Form 10-Q for the quarter ended March 31, 1997.

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

                  (p*) Employment Agreement between the Corporation and Mel
                       Karmazin, made as of June 20, 1996 and effective as of December 31, 1996, is hereby incorporated by reference to
                       Exhibit 10(s) to Form 10-Q for the quarter ended March 31, 1997.


                  (q*) Amended and restated Infinity Broadcasting Corporation
                       Stock Option Plan is incorporated herein by reference to
                       Exhibit 4.4 to the Corporation's Registration Statement No. 333-13219 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.

                  (r*) Infinity Broadcasting Corporation Warrant Certificate No.
                       3 to Mel Karmazin is incorporated herein by reference to
                       Exhibit 4.6 to the Corporation's Registration Statement No. 333-13219 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.

                  (s*) Employment Agreement between a subsidiary of the
                       Corporation, CBS Broadcasting, Inc. (formerly CBS Inc.) and Leslie Moonves entered into as of May 17, 1995, and amended as of January 20, 1998 is incorporated herein by reference to Exhibit 10(u) to Form 10-K for the year ended December 31, 1997.

                  (t) Asset Purchase Agreement between the Corporation and Siemens Power Generation Corporation, a subsidiary of Siemens A.G., dated as of November 14, 1997 is incorporated herein by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 1997.

                  (u) Third Amendment dated as of March 3, 1998, to the Credit Agreement dated as of August 29, 1996, as amended by the First Amendment thereto dated as of January 29, 1997, as amended by the Second Amendment thereto dated as of March 21, 1997 among the Corporation, the Subsidiaries Borrowers parties thereto, the Lenders parties thereto, , Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent is incorporated by reference to Exhibit 10 (x) to Form 10-Q for the quarter ended March 31, 1998.

                  (v*) The CBS Corporation 1998 Executive Annual Incentive Plan
                       is incorporated herein by reference to Exhibit A to the Corporation's Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 6, 1998, as filed with the Commission on March 25, 1998.

                  (w) Asset Purchase Agreement, dated June 25, 1998, between the Corporation and WGNH Acquisition, LLC, an entity owned 60% by Morrison Knudson Corporation and 40% by BNFL USA Group, Inc., relating to the Corporation's Energy Systems Business Unit.

                  (x) Asset Purchase Agreement, dated June 25, 1998, between the Corporation and WGNH Acquisition, LLC, an entity owned 60% by Morrison Knudson Corporation and 40% by BNFL USA Group, Inc., relating to the Corporation's Government and Environmental Services Company.

                  (y) Amendment No. 1 to the Asset Purchase Agreement, dated January 23, 1998, to the Asset Purchase Agreement, dated November 14, 1997, between the Corporation and Siemens Power Generations Corporation, a subsidiary of Siemens A.G. is incorporated by reference to Exhibit 10(y) to Form 10-Q for the quarter ended March 31, 1998.

* Identifies management contract or compensatory plan or arrangement.


          (27) FINANCIAL DATA SCHEDULE


B)   REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7) dated April 30, 1998, filing a press release concerning the Corporation's earnings for the first quarter of 1998.

A Current Report on Form 8-K (Items 5 and 7) dated June 5, 1998, announcing the completion of the acquisition of the radio broadcast operations of American Radio.

A Current Report on Form 8-K (Items 5 and 7) dated June 26, 1998, regarding the Corporation's announcement of definitive agreements to sell its Energy Systems and Government Operations businesses.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1998.







                                               CBS CORPORATION


                                               Carol V. Savage
                                               -----------------------
                                               Vice President ,Finance