Form 10-Q
period 1998-09-20
CBS CORP
filed 1998-11-16
CIK 106413

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                ----------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________________ TO __________________


                          COMMISSION FILE NUMBER 1-977

                                ----------------



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


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes /x/   No / /

       COMMON STOCK 706,111,607 SHARES OUTSTANDING AT OCTOBER 31, 1998


================================================================================

                                 CBS CORPORATION

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements                                           3

            Condensed Consolidated Statement of Income and Comprehensive
            Income                                                                  3

            Condensed Consolidated Balance Sheet                                    4

            Condensed Consolidated Statement of Cash Flows                          5

            Notes to the Condensed Consolidated Financial Statements                6


            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           15



PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                             24

            Item 6.  Exhibits and Reports on Form 8-K                              25


SIGNATURE                                                                          29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 CBS CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                (unaudited, in millions except per share amounts)

                                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                                             1998            1997            1998            1997
                                                                           -------         -------         -------         -------
Revenues                                                                   $ 1,581         $ 1,285         $ 5,014         $ 3,894
Operating expenses                                                            (980)           (772)         (3,240)         (2,551)
Marketing, administration, and general expenses                               (304)           (266)           (872)           (765)
Depreciation and amortization                                                 (154)           (107)           (420)           (317)
Residual costs of discontinued businesses                                      (41)            (35)           (117)           (106)
                                                                           -------         -------         -------         -------
Operating profit                                                               102             105             365             155
Other income (expense), net (note 3)                                            12               2              29              59
Interest expense                                                              (112)           (102)           (272)           (305)
                                                                           -------         -------         -------         -------
Income (loss) from Continuing Operations before income taxes
   and minority interest in (income) loss of consolidated subsidiaries           2               5             122             (91)
Income tax expense                                                             (39)            (25)           (134)            (32)
Minority interest in (income) loss of consolidated subsidiaries                 (1)              1              (3)              2
                                                                           -------         -------         -------         -------
Loss from Continuing Operations                                                (38)            (19)            (15)           (121)
Loss from Discontinued Operations,
   net of income taxes (note 7)                                                 --            (143)             --            (191)
Extraordinary item:
   Loss on early extinguishment of debt, net of income taxes (note 5)           (5)             --              (5)             --
                                                                           -------         -------         -------         -------

Net loss                                                                   $   (43)        $  (162)        $   (20)        $  (312)
                                                                           =======         =======         =======         =======


Basic and diluted earnings (loss) per common share (note 10):
   Continuing Operations                                                   $  (.05)        $  (.03)        $  (.02)        $  (.24)
   Discontinued Operations                                                      --            (.23)             --            (.31)
   Extraordinary item                                                         (.01)             --            (.01)             --
                                                                           -------         -------         -------         -------
Basic and diluted loss per common share                                    $  (.06)        $  (.26)        $  (.03)        $  (.55)
                                                                           =======         =======         =======         =======
Cash dividends per common share                                            $    --         $   .05         $   .05         $   .15
                                                                           =======         =======         =======         =======


Comprehensive income (loss):
Net loss                                                                   $   (43)        $  (162)        $   (20)        $  (312)
                                                                           -------         -------         -------         -------
Other comprehensive income (loss), net of taxes (note 11):
   Unrealized gains (losses) on marketable securities,
      net of taxes of $10 million and $2 million, respectively                 (15)             --               3              --
   Minimum pension liability adjustment,
      net of taxes of $8 million and $20 million, respectively                  15              --             (37)             --
                                                                           -------         -------         -------         -------
Other comprehensive loss                                                        --              --             (34)             --
                                                                           -------         -------         -------         -------
Comprehensive loss                                                         $   (43)        $  (162)        $   (54)        $  (312)
                                                                           =======         =======         =======         =======


          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                                    (UNAUDITED)
                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1998             1997
                                                                                      --------         --------
ASSETS:
  Cash and cash equivalents                                                           $    122         $      8
  Customer receivables (net of allowance for doubtful
    accounts of $51 million and $35 million)                                             1,096              936
  Program rights                                                                           493              502
  Deferred income taxes                                                                    408              394
  Prepaid and other current assets                                                         167              135
                                                                                      --------         --------
  Total current assets                                                                   2,286            1,975
  Property and equipment, net                                                            1,139            1,066
  FCC licenses, net (note 2)                                                             4,323            2,171
  Goodwill, net                                                                         10,443            9,681
  Other intangible and noncurrent assets (note 4)                                        1,620            1,610
  Net assets of Discontinued Operations (note 7)                                            --              212
                                                                                      --------         --------
Total assets                                                                          $ 19,811         $ 16,715
                                                                                      ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt                                                                     $    254         $     89
  Current maturities of long-term debt                                                     156               62
  Accounts payable                                                                         303              221
  Liabilities for talent and program rights                                                319              309
  Other current liabilities (note 6)                                                       998              868
                                                                                      --------         --------
  Total current liabilities                                                              2,030            1,549
  Long-term debt (note 5)                                                                4,784            3,236
  Pension liability                                                                      1,146            1,149
  Postretirement benefits                                                                1,142            1,160
  Net liabilities of Discontinued Operations (note 7)                                    1,089               --
  Other noncurrent liabilities (note 6)                                                  1,981            1,536
                                                                                      --------         --------
Total liabilities                                                                       12,172            8,630
                                                                                      --------         --------
Contingent liabilities and commitments (note 9)
Minority interest in equity of consolidated subsidiaries                                    10                5
                                                                                      --------         --------
Shareholders' equity:
  Preferred stock, $1.00 par value (25 million shares authorized, none issued)              --               --
  Common stock, $1.00 par value (1,100 million shares
    authorized, 732 million and 718 million shares issued)                                 732              718
  Capital in excess of par value                                                         7,406            7,178
  Common stock held in treasury, at cost                                                (1,133)            (530)
  Retained earnings                                                                      1,429            1,485
  Accumulated other comprehensive loss (note 11)                                          (805)            (771)
                                                                                      --------         --------
Total shareholders' equity                                                               7,629            8,080
                                                                                      --------         --------
Total liabilities and shareholders' equity                                            $ 19,811         $ 16,715
                                                                                      ========         ========


          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in millions)


NINE MONTHS ENDED SEPTEMBER 30,                                                          1998            1997
-------------------------------                                                          ----            ----
Cash flows from operating activities of Continuing Operations:
   Loss from Continuing Operations                                                    $   (15)        $  (121)
   Adjustments to reconcile loss from Continuing Operations to net cash provided (used) by operating activities:
         Depreciation and amortization                                                    420             317
         Gain on asset dispositions                                                        (6)            (32)
         Other noncash adjustments                                                       (132)            (56)
         Changes in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
              Receivables, current and noncurrent                                        (101)            (25)
              Accounts payable                                                             59            (261)
              Program rights                                                               66             (73)
              Deferred and current income taxes                                             8             (15)
              Other assets and liabilities                                                 43             101
                                                                                      -------         -------
Cash provided (used) by operating activities of Continuing Operations                     342            (165)
                                                                                      -------         -------
Cash used by operating activities of Discontinued Operations (note 7)                    (326)           (677)
                                                                                      -------         -------
Cash flows from investing activities:
   Business acquisitions, net of cash acquired, and investments (note 2)               (1,404)            (50)
   Business divestitures and other asset liquidations                                   1,748             163
   Deposits in acquisition trust                                                          (35)             --
   Capital expenditures - Continuing Operations                                           (89)            (72)
   Capital expenditures - Discontinued Operations                                         (28)            (59)
                                                                                      -------         -------
Cash provided (used) by investing activities                                              192             (18)
                                                                                      -------         -------
Cash flows from financing activities:
   Net increase (reduction) in short-term debt                                            159            (314)
   Bank revolver borrowings                                                             3,674           2,690
   Bank revolver repayments                                                            (3,635)         (1,550)
   Issuance of senior notes                                                               493              --
   Long-term debt repayments                                                             (332)           (149)
   Stock issued                                                                           324             211
   Purchase of treasury stock                                                            (777)             --
   Bank fees paid and other costs                                                          (8)             (8)
   Dividends paid                                                                         (36)           (113)
                                                                                      -------         -------
Cash provided (used) by financing activities                                             (138)            767
                                                                                      -------         -------
Increase (decrease) in cash and cash equivalents                                           70             (93)
Cash and cash equivalents at beginning of period for Continuing
   and Discontinued Operations                                                             67             233
                                                                                      -------         -------
Cash and cash equivalents at end of period for Continuing and
   Discontinued Operations                                                            $   137         $   140
                                                                                      =======         =======
Supplemental disclosure of cash flow information:
   Interest paid - Continuing Operations                                              $   244         $   290
   Interest paid - Discontinued Operations                                                 40              71
                                                                                      -------         -------
Total interest paid                                                                   $   284         $   361
                                                                                      =======         =======
Total income taxes paid from Continuing and Discontinued Operations                   $   122         $    47
                                                                                      =======         =======


          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The condensed consolidated financial statements include the accounts of CBS Corporation (CBS) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Reference also should be made to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998. Certain amounts pertaining to the three months and nine months ended September 30, 1997 have been restated or reclassified for comparative purposes.

In August 1998, the Corporation announced that it would form a new company to be named Infinity Broadcasting Corporation (Infinity) comprising the Radio and Outdoor Advertising segment of the Corporation and sell up to 20 percent of the new company's common stock in an initial public offering. In September 1998, Infinity filed a registration statement with the Securities and Exchange Commission. The initial public offering is expected to be completed during the fourth quarter of 1998.

On June 4, 1998, the Corporation completed the acquisition of the radio broadcasting operations of American Radio Systems Corporation (American Radio) for $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. See note 2 to the financial statements.

Under various disposal plans adopted in recent years, the Corporation has either completed or planned the divestiture of all of its industrial businesses. These businesses have been classified as Discontinued Operations in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." The Corporation has signed definitive agreements to sell the remaining businesses. See note 7 to the financial statements.

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

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Corporation's derivative and hedging transactions are not material and adoption of this standard will not materially impact its financial results or disclosure.

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

2. ACQUISITIONS

On June 4, 1998, the Corporation acquired the radio broadcasting operations of American Radio. Of the total purchase price of $2.7 billion, $1.4 billion was paid in cash and approximately $1.3 billion represents the fair value of debt assumed. The acquisition was accounted for under the purchase method. The fair value of assets and liabilities acquired includes approximately $2.3 billion for FCC licenses and $0.7 billion for deferred income taxes. Based on preliminary estimates, which may be revised at a later date, the excess consideration paid over the estimated fair value of net assets acquired totaling approximately $0.8 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

PRO FORMA RESULTS OF OPERATIONS
(unaudited, in millions except per share amounts)

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ------------------------        -----------------------
                                                                          1998            1997            1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                               $ 1,581         $ 1,451         $ 5,182         $ 4,369
Interest expense                                                          (112)           (145)           (347)           (434)
Loss from Continuing Operations                                            (38)            (42)            (64)           (201)
Basic and diluted loss per common share - Continuing Operations           (.05)           (.06)           (.09)           (.34)
-------------------------------------------------------------------------------------------------------------------------------


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

3. OTHER INCOME (EXPENSE), NET (unaudited, in millions)

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     -----------------     -----------------
                                                      1998       1997       1998       1997
--------------------------------------------------------------------------------------------
Interest income                                        $ 7        $ 1        $13        $ 7
Gain on disposition of assets                            1         --          6         32
Operating results - non-consolidated affiliates         --         --         --          6
Other                                                    4          1         10         14
--------------------------------------------------------------------------------------------
Other income (expense), net                            $12        $ 2        $29        $59
===========================================================================================

4. OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

                                                             (unaudited)
                                                           SEPTEMBER 30,          DECEMBER 31,
                                                                   1998                  1997
---------------------------------------------------------------------------------------------
Cable license agreements                                         $  455                $  491
Other intangible assets                                             364                   384
Recoverable costs of discontinued businesses (note 9)               201                   208
Noncurrent receivables                                              220                   145
Program rights                                                      132                   135
Joint ventures and other affiliates                                 111                   122
Deferred charges                                                     33                    48
Intangible pension asset                                             22                    22
Other                                                                82                    55
---------------------------------------------------------------------------------------------
Total other intangible and noncurrent assets                     $1,620                $1,610
=============================================================================================

5. LONG TERM DEBT

Long-term debt for Continuing Operations totaled $4,784 million at September 30, 1998, compared to $3,236 million at December 31, 1997. Included in long-term debt were revolver borrowings of $1,708 million at September 30, 1998, compared to $1,083 million at December 31, 1997.

In conjunction with the acquisition of American Radio on June 4, 1998, the Corporation assumed approximately $1.3 billion of American Radio debt. Revolver borrowings under American Radio's revolving credit agreement of $567 million were repaid in conjunction with the acquisition. The remaining debt assumed consisted of 9% and 9-3/4% Senior Subordinated Notes with a combined face value of $325 million, 11 3/8% Cumulative Exchangeable Preferred Stock (exchanged to 11 3/8% Subordinated Exchange Debentures on July 15, 1998) with a face value of $211 million, and 7% Convertible Exchangeable Preferred Stock (exchanged to 7% Convertible Subordinated Debentures on September 30, 1998) with a redemption value of $142 million. The Senior Subordinated Notes and the 11 3/8% Cumulative Exchangeable Preferred Stock were recorded at their fair market value as of the acquisition date, which resulted in an increase in the carrying value of approximately $42 million.

The indentures for each of these obligations include certain covenants applicable to American Radio including, among others, limitations on sales of assets, dividend payments, future indebtedness and issuance of preferred stock, and require an offer to purchase within 15 days after the occurrence of a change of control the outstanding securities, plus any accrued and unpaid interest. As a result of the change in control related to the acquisition of American Radio by the Corporation, an offer to purchase was made in June, and $8 million of the Senior Subordinated Notes were redeemed. Under the most restrictive of the indentures relating to the American Radio long-term debt, approximately $1.95 billion of American Radio's net assets at September 30, 1998 are restricted. This, in turn, restricts the ability of American Radio to pay dividends.

During the quarter, the Corporation also redeemed $61 million of the 7% Convertible Exchangeable Debentures. The debentures may be redeemed at any time at the option of the holder for cash and certain securities held by the Corporation for the purpose of redemption.

In addition to the redemptions noted above, during the quarter the Corporation purchased, at market value, $99 million face value of debt securities consisting of both debt assumed in the American Radio acquisition and other Corporation debt. This purchase of debt resulted in an extraordinary loss of $5 million, net of a $3 million tax benefit, on the early extinguishment of debt.

On May 20, 1998, the Corporation issued, under Securities and Exchange Commission Rule 144A, $500 million of Senior Notes due in 2005. Interest on the Notes will accrue at a rate of 7.15% per annum and is payable semiannually in arrears commencing November 20, 1998. During the quarter the Corporation exchanged these restricted securities for registered notes, which have the same interest rate and have other terms and conditions similar to the restricted notes.

6. OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                                                  (unaudited)
                                                                SEPTEMBER 30,        DECEMBER, 31,
                                                                         1998                 1997
--------------------------------------------------------------------------------------------------
OTHER CURRENT LIABILITIES
Accrued employee compensation                                          $   98               $  119
Income taxes payable                                                       48                   30
Accrued liabilities                                                       346                  309
Retained liabilities of discontinued businesses (note 9)                  219                  191
Accrued interest and insurance                                            110                   54
Other                                                                     177                  165
--------------------------------------------------------------------------------------------------
Total other current liabilities                                        $  998               $  868
==================================================================================================

OTHER NONCURRENT LIABILITIES
Deferred income taxes                                                  $  802               $  224
Liabilities for talent and program rights                                  97                   68
Accrued liabilities                                                       162                  201
Retained liabilities of discontinued businesses (note 9)                  681                  767
Postemployment benefits                                                    29                   28
Other                                                                     210                  248
--------------------------------------------------------------------------------------------------
Total other noncurrent liabilities                                     $1,981               $1,536
==================================================================================================

7. DISCONTINUED OPERATIONS

In recent years, the Corporation has adopted various disposal plans that, in the aggregate, provide for the disposal of all of its industrial businesses. The assets and liabilities and the results of operations for all of the industrial businesses are classified as Discontinued Operations except for certain liabilities expected to be retained by the Corporation. See note 9 to the financial statements. The following table summarizes each of the Corporation's segment disposal plans as well as the assets remaining at September 30, 1998.

Measurement Date                Business Segment                            Remaining Assets
----------------------------------------------------------------------------------------------------------------------
September 1997                  Thermo King                                 None
                                All remaining industrial businesses         Energy Systems, Government Operations,
                                                                              and miscellaneous assets
November 1996                   Communication & Information Systems         One miscellaneous operation
                                  (CISCO)
March 1996                      Environmental Services                      Two waste incineration plants
December 1995                   The Knoll Group (Knoll)                     None
                                Defense and Electronic Systems              None
July 1995                       Land Development (WCI)                      Mortgage notes receivable
November 1992                   Financial Services                          Leasing portfolio
                                Distribution & Control (DCBU)               None
                                Westinghouse Electric Supply Company        None
                                  (WESCO)
----------------------------------------------------------------------------------------------------------------------

In August 1998, the Corporation completed the sale of its Power Generation business for $1.2 billion in cash. During the second quarter of 1998, the Corporation sold one of the CISCO operations as well as certain securities remaining from the disposals of WCI and WESCO. In the third quarter of 1998, the Corporation completed the sale of another CISCO operation. Generally, the remaining assets are expected to be divested by early 1999, except for the leasing portfolio, which is generally expected to liquidate in accordance with its contractual terms.

The Energy Systems and Government Operations businesses represent the majority of the remaining industrial businesses included in the September 1997 disposal plan. In the second quarter of 1998, the Corporation announced a definitive agreement to sell the Process Control Division of its Energy Systems business for $265 million in cash, subject to certain adjustments, plus the assumption of pension and other liabilities. The transaction is expected to close in the fourth quarter of 1998. Also in the second quarter of 1998, the Corporation announced a definitive agreement to sell the remainder of its Energy Systems business and its Government Operations business for $238 million in cash, subject to certain adjustments, plus the assumption of liabilities, commitments, and obligations totaling approximately $950 million. This transaction is scheduled to close by year-end 1998 although closing could occur early in 1999.

The assets and liabilities of Discontinued Operations have been separately classified on the balance sheet as net assets or liabilities of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS
(in millions)

                                                                                (unaudited)
                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                       1998                   1997
------------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents                                                         $    15                $    59
  Customer receivables                                                                  243                    537
  Inventories                                                                           154                    560
  Costs and estimated earnings over billings on
    uncompleted contracts                                                               127                    437
  Portfolio investments                                                                 652                    791
  Plant and equipment, net                                                              340                    681
  Deferred income taxes                                                                 492                    491
  Other assets                                                                          170                    545
------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 2,193                $ 4,101
==================================================================================================================

LIABILITIES:
  Accounts payable                                                                  $   198                $   384
  Billings over costs and estimated earnings on uncompleted contracts                   170                    377
  Short-term debt                                                                         1                      7
  Current maturities of long-term debt                                                   45                     96
  Long-term debt                                                                        376                    440
  Liability for estimated loss on disposal                                            1,151                    989
  Settlements and environmental liabilities (note 9)                                    643                    625
  Other liabilities                                                                     698                    971
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     3,282                  3,889
------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of Discontinued Operations                                 $(1,089)               $   212
==================================================================================================================

Certain environmental and litigation-related liabilities are expected to be assumed by buyers and are included in the net assets (liabilities) of Discontinued Operations. Those that are not expected to be assumed by other parties in divestiture transactions have been separately presented as retained liabilities of discontinued businesses. See note 9 to the financial statements.

Long-term debt of Discontinued Operations is not expected to be assumed by buyers in divestiture transactions. It is expected to be repaid using cash proceeds from the liquidation of the portfolio investments of Discontinued Operations.

The liability for estimated loss on disposal of $1,151 million at September 30, 1998, includes estimated losses and disposal costs associated with each divestiture transaction, including estimated results of operations through the expected closing date, and other costs expected subsequent to the divestiture. Satisfaction of these liabilities is expected to occur over the next several years. Management believes that the liability for estimated loss on disposal at September 30, 1998, is adequate to cover divestiture or liquidation of the remaining assets and liabilities of Discontinued Operations. The Corporation is in the process of reevaluating the remaining obligations related to all prior and pending divestitures of Discontinued Operations. If any adjustments are appropriate, they will be made upon completion of the evaluation.

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

OPERATING RESULTS (unaudited, in millions)

                                                                                       NET INCOME
                                                                SALE OF PRODUCTS      (LOSS) BEFORE             NET LOSS AFTER
                                                                  OR SERVICES        MEASUREMENT DATE          MEASUREMENT DATE
                                                                  -----------        ----------------          ----------------
THREE MONTHS ENDED SEPTEMBER 30,                               1998        1997       1998        1997         1998         1997
---------------------------------------------------------------------------------------------------------------------------------
Industrial businesses included in September 1997 plan        $  458      $  660      $  --      $ (176)      $   (7)      $   --
Thermo King                                                      --         262         --          33           --           --
Pre-1997 disposal plans                                          12          57         --          --           (5)         (10)
---------------------------------------------------------------------------------------------------------------------------------
Total                                                        $  470      $  979      $  --      $ (143)      $  (12)      $  (10)
=================================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30,                                1998        1997       1998        1997         1998         1997
---------------------------------------------------------------------------------------------------------------------------------
Industrial businesses included in September 1997 plan        $1,767      $2,181      $  --      $ (292)      $ (114)      $   --
Thermo King                                                      --         768         --         101           --           --
Pre-1997 disposal plans                                         112         242         --          --          (20)         (44)
---------------------------------------------------------------------------------------------------------------------------------
Total                                                        $1,879      $3,191      $  --      $ (191)      $ (134)      $  (44)
=================================================================================================================================


In connection with the September 1997 plan to dispose of the remaining industrial businesses, interest expense on Continuing Operations debt totaling $5 million and $39 million was reclassified to Discontinued Operations for the nine months ended September 30, 1998 and 1997, respectively. For the three months ended September 30, 1998, no reclassification of interest was made, however, $13 million was reclassified for the 1997 period. This allocation is based on the ratio of the net assets of Discontinued Operations to the sum of total consolidated net assets plus consolidated debt.

Operating cash flows of Discontinued Operations are presented separately from those of Continuing Operations in the consolidated statement of cash flows. Operating activities of Discontinued Operations used cash of $326 million and $677 million for the nine months ended September 30, 1998 and 1997, respectively. Included in these totals are the cash flows from the operations of the discontinued businesses prior to disposal as well as payments for disposition-related costs.

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

During the quarter, management approved a restructuring initiative with costs totaling $62 million, primarily for the separation of employees and the termination of leases. As of September 30, 1998, minimal costs had been expended on the program. Cash expenditures for the program are estimated to be approximately $16 million for the remainder of 1998, $23 million for 1999, and $20 million for 2000 and beyond. Annualized savings from this program are estimated to approximate $50 million.

In addition to the $62 million restructuring plan adopted during the quarter, at September 30, 1998 the Corporation had an accrued restructuring liability of $11 million primarily related to (a) the 1997 restructuring plan, which involved the separation of 118 employees at the Pittsburgh headquarters related to the transfer of the Corporation's overhead functions to New York, and (b) the restructuring plan adopted by the Corporation in 1996, as the acquiring company, to integrate the activities of CBS Inc. into the Corporation's existing media businesses. The restructuring plan adopted at the time of the CBS Inc. acquisition in 1995 to recognize the impact of integration activities on CBS Inc. and the elimination of duplicate facilities and functions is complete. During the nine months ended September 30, 1997, no new restructuring plans were initiated.

Expenditures relating to restructuring programs from the 1997 and 1996 plans totaled $6 million and $18 million for the three and nine months ended September 30, 1998. The remaining restructuring expenditures for these plans are expected to be incurred primarily by the end of 1999, although certain expenditures for lease commitments will extend over the next several years.

9. CONTINGENT LIABILITIES AND COMMITMENTS

Certain of the environmental and litigation-related liabilities associated with the industrial businesses are not expected to be assumed by other parties in the pending divestiture transactions and, therefore, would be retained by the Corporation. These liabilities include environmental obligations that are not related to active properties of operating businesses, accrued product liability claims for divested businesses, liabilities associated with asbestos claims, and general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totaled $900 million at September 30, 1998, including amounts related to previously discontinued businesses of CBS Inc. Of this amount, $681 million is classified as noncurrent. A separate asset of $236 million was recorded for estimated amounts recoverable from third parties, of which $201 million is classified as noncurrent.

LEGAL MATTERS

STEAM GENERATORS

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Energy Systems business unit as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving ten litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. In the one remaining steam generator lawsuit, the Corporation's motion for summary judgment was recently granted.

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

ASBESTOS

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At September 30, 1998, the Corporation had approximately 105,000 unresolved claims pending.

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

Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, the Corporation has an accrued liability of $365 million at September 30, 1998. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $247 million for site investigation and remediation, and $118 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. In addition, included in Discontinued Operations are environmental liabilities directly related to active sites that are expected to be assumed by buyers in divestiture transactions.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity, or results of operations.

COMMITMENTS

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such programs for various periods. At September 30, 1998, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, totaling $7.8 billion.

In addition, the Corporation has commitments under operating and capital leases for certain facilities and equipment as well as commitments to pay for certain franchise rights entitling it to display advertising on buses, taxis, trains, bus shelters, terminals, and phone kiosks.

10. EARNINGS (LOSS) PER COMMON SHARE

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE - CONTINUING OPERATIONS (unaudited, in millions except per-share amounts)

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ------------------------            ------------------------
                                                           1998              1997              1998              1997
---------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                          $ (38)            $ (19)            $ (15)            $(121)
Less preferred stock dividends                              --                --                --               (23)
---------------------------------------------------------------------------------------------------------------------
Loss applicable to common stock                          $ (38)            $ (19)            $ (15)            $(144)
=====================================================================================================================
Average shares outstanding, basic and diluted              697               630               698               608
---------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share                  $(.05)            $(.03)            $(.02)            $(.24)
---------------------------------------------------------------------------------------------------------------------

Shares of common stock issuable under deferred compensation arrangements and options to purchase shares of common stock were excluded from the computation of diluted earnings per common share for all periods presented in the table above because their inclusion would have been antidilutive. In addition, for the nine months ended September 30, 1997, preferred stock convertible into common stock was excluded from the computation of diluted earnings per common share because its inclusion also would have been antidilutive.

11. SHAREHOLDERS' EQUITY

During 1998, the Corporation's Board of Directors authorized a $3 billion multi-year stock repurchase program. For the three months ended September 30, 1998, the Corporation purchased 14,825,000 shares of common stock under the program bringing total shares repurchased during 1998 to 25,273,000 at a cost of $777 million. At September 30, 1998, and December 31, 1997, 40,132,000 shares and 21,673,000 shares, respectively, of the Corporation's common stock were held in treasury.

At March 31, 1998, the Corporation adopted the provisions of SFAS 130 which establishes standards for reporting and disclosing comprehensive income in the financial statements. Comprehensive income is used to describe all changes in equity from transactions and other events and circumstances, including net income, from nonowner sources. The following table presents the accumulated components of comprehensive income other than net income reflected within shareholders' equity at September 30, 1998 and December 31, 1997:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(in millions)

                                                 (unaudited)
                                              SEPTEMBER 30,       DECEMBER 31,
                                                       1998              1997
--------------------------------------------------------------------------------
Unrealized gains on securities                        $   3             $  --
Minimum pension liability adjustment                   (808)             (771)
--------------------------------------------------------------------------------
Total accumulated other comprehensive loss            $(805)            $(771)
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation reported dramatic growth in revenues for the three and nine months ended September 30, 1998, which increased over the prior year by 23 percent and 29 percent, respectively. This increase reflects strong gains achieved at both of the Corporation's segments.

On September 30, 1998, the Corporation recognized a special charge of $68 million primarily related to a $62 million restructuring plan, as well as $6 million for the impairment of certain programming assets and the write-down of an investment. The majority of the costs reflected in the restructuring plan relate to the separation of employees and the termination of leases at the Corporation's Television segment.

The Corporation reported essentially flat operating profit for the quarter compared to last year, primarily due to the $68 million charge. For the nine month period operating profit increased 135 percent compared to last year. Earnings before interest expense, taxes, depreciation, and amortization (EBITDA) increased by 25 percent for the quarter and 53 percent for the year to date.

During the third quarter the Corporation's net loss from Continuing Operations was $38 million, or $0.05 per share, compared to a loss of $19 million, or $0.03 per share, in the prior year's quarter. For the nine months of 1998, the Company reported a loss, of $15 million from Continuing Operations, compared to a loss of $121 million from Continuing Operations in the first nine months of 1997.

In August 1998, the Corporation announced that it intended to form a new company to be named Infinity Broadcasting Corporation (Infinity) comprising the Radio and Outdoor Advertising segment of the Corporation and sell up to 20 percent of the new company's stock in an initial public offering. In September 1998, Infinity filed a registration statement with the Securities and Exchange Commission. The initial public offering is expected to be completed during the fourth quarter of 1998, subject to certain approvals. Management believes that the offering will create a company with significant borrowing capacity and an attractive stock for future radio and outdoor acquisition opportunities.

During the quarter, the Corporation purchased 14,825,000 shares of common stock under its $3 billion multi-year stock repurchase program bringing total shares repurchased as of September 30, 1998 to 25,273,000 at a total cost of $777 million.

SEGMENT RESULTS OF OPERATIONS

The following table presents the segment results for the Corporation's Continuing Operations for the three and nine months ended September 30, 1998 and 1997. EBITDA is presented in the table because management believes that EBITDA is an appropriate measure for evaluating the operating performance of the Corporation's businesses. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting. The exclusion of amortization expense eliminates variations in results among stations and other businesses caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to the increasing prices paid for FCC licenses, goodwill and other identifiable intangibles. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA differs from cash flows from operating activities primarily because it does not consider certain changes in assets and liabilities from period to period and it does not include cash flows for interest and taxes.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in millions)

                                                        REVENUES          OPERATING PROFIT (LOSS)              EBITDA
----------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                  1998          1997          1998          1997          1998          1997
----------------------------------------------------------------------------------------------------------------------------
Radio and Outdoor Advertising                  $   534       $   377       $   157       $    99       $   230       $   150
Television                                       1,049           909             7            72            92           130
Corporate and Other                                 (2)           (1)          (21)          (31)          (13)          (31)
Residual costs of discontinued businesses           --            --           (41)          (35)          (41)          (35)
----------------------------------------------------------------------------------------------------------------------------
Total                                          $ 1,581       $ 1,285       $   102       $   105       $   268       $   214
============================================================================================================================


                                                        REVENUES           OPERATING PROFIT (LOSS)             EBITDA
----------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                   1998          1997          1998          1997          1998          1997
----------------------------------------------------------------------------------------------------------------------------
Radio and Outdoor Advertising                  $ 1,320       $ 1,068       $   362       $   248       $   541       $   398
Television                                       3,699         2,829           179            81           437           279
Corporate and Other                                 (5)           (3)          (59)          (68)          (47)          (40)
Residual costs of discontinued businesses           --            --          (117)         (106)         (117)         (106)
----------------------------------------------------------------------------------------------------------------------------
Total                                          $ 5,014       $ 3,894       $   365       $   155       $   814       $   531
============================================================================================================================


During the quarter, the Corporation restated certain of its segment information to reflect the allocation of the goodwill acquired in connection with the 1995 acquisition of CBS Inc. between the Radio and Outdoor Advertising segment and the Television segment. Such goodwill and related amortization were previously recorded in Corporate and Other.

RADIO AND OUTDOOR ADVERTISING (RADIO)

The Corporation owns and operates 161 radio stations located in 34 markets. Radio also includes TDI Worldwide, Inc. (TDI), which provides outdoor advertising throughout the United States and abroad.

Radio's revenue increased over the prior year by $157 million, or 42 percent, and $252 million, or 24 percent, for the three and nine months ended September 30, 1998. On a pro forma basis, assuming that the American Radio acquisition had occurred at the beginning of the periods presented, revenues increased by 12 percent for the three and nine months ended September 30, 1998. The pro forma increases reflect the strong results at the Corporation's existing stations, primarily in the top 10 markets, as well as double-digit growth at TDI.

Operating profit for Radio increased over the prior year by $58 million, or 59 percent, and $114 million, or 46 percent, for the three and nine months ended September 30, 1998. Consistent with the growth in operating profit, EBITDA increased 53 percent and 36 percent for the three and nine months ended September 30, 1998 over the prior year. On a pro forma basis, assuming the acquisition of American Radio had occurred at the beginning of the periods presented, EBITDA increased 24 percent for the quarter and 21 percent for the year to date. The pro forma EBITDA increases reflect the double-digit pro forma revenue growth combined with management's continued efforts to control costs at the station level. Also, because a substantial portion of the Radio segment's costs are fixed, incremental revenue growth will generally result in a greater increase in operating profit and EBITDA.

TELEVISION

The Television segment consists of the Corporation's 14 owned and operated television stations, the CBS television network, and the cable television operations.

Television's revenue increased over the prior year by $140 million, or 15 percent, and $870 million, or 31 percent, for the three and nine months ended September 30, 1998. The increase in third quarter revenue primarily reflects the inclusion of three months of activity in 1998 from the TNN and CMT cable networks which were acquired on September 30, 1997, as well as a solid performance by the CBS network and television stations resulting primarily from broadcasting the NFL. For the nine months ended September 30, 1998, the 31 percent increase over the prior year also reflects the inclusion of 1998 activity related to the newly acquired TNN and CMT cable networks, as well as the significant first quarter impact of the 1998 Winter Olympics on the CBS network and television stations and the third quarter improvements discussed above.

Television's operating profit declined $65 million during the quarter, although it increased $98 million, or 121 percent, for the year to date. The third quarter operating profit reflects the inclusion of 1998 operating profits of TNN and CMT and strong results achieved at the television stations. These improvements were offset by a special charge of $64 million recognized during the quarter for restructuring costs and asset impairment as well as declines in profitability at the CBS network. The year-to-date increase in operating profit is primarily due to the improvements achieved at the CBS television network during the first quarter of 1998 driven by the broadcast of the 1998 Winter Olympics and the strong performance of the television stations. The third quarter charge and declines at the CBS network in the second and third quarters partially offset those favorable effects. In addition, 1998 results include nine months of operating profits related to the September 1997 acquisition of TNN and CMT and the continued improvements being generated at the television stations attributable to improved selling practices and cost control efforts.

Television's EBITDA decreased by $38 million during the quarter, although it increased $158 million or 57 percent, for the year to date. These results are attributable to the same factors impacting operating profit discussed above.

During the quarter, the Corporation entered into a joint venture agreement with Groupo Medcom pursuant to which 70 percent of the Corporation's TeleNoticias cable channel business will be sold to Groupo Medcom. Under the terms of the agreement, the Corporation will retain a 30 percent equity interest in the business and will continue to provide news gathering resources and programming. On November 5, 1998, the transaction was completed.

CORPORATE AND OTHER

Corporate and Other consists of corporate overhead costs. Following the decision to divest the industrial businesses and recent restructuring initiatives these costs have declined.

RESIDUAL COSTS OF DISCONTINUED BUSINESSES

The Corporation's results of operations are unfavorably affected by certain costs remaining from past divestitures of its industrial businesses. Following those divestitures, certain liabilities arising from the businesses remained with the Corporation, such as pension and postretirement benefit obligations for inactive and retired employees, environmental liabilities, and litigation-related liabilities. The pension and postretirement benefit costs associated with these former employees, as well as administration costs associated with managing the retained liabilities, have been presented separately in the income statement. For 1998 and 1997, these costs primarily reflect pension and postretirement benefit costs. The slight increase in costs for the quarter and year to date is a result of the closing of the sale of Power Generation in August 1998. Following the sale of Energy Systems and Government Operations, the quarterly costs are expected to increase by an additional $10 million. Prior to the sale, these costs are included in the respective businesses' results of operations which are reported in Discontinued Operations.

Although the Corporation's objective is to reduce this earnings constraint over the next few years by fully funding the pension plan and modifying postretirement benefits, management expects that these costs will continue to negatively affect operating results during future years.

OTHER INCOME (EXPENSES), NET

Other income and expenses during the three and nine months ended September 30, 1998 generated income of $12 million and $29 million, respectively, compared to income of $2 million and $59 million, respectively, for the same periods in 1997. Generally, other income (expenses) includes interest income, miscellaneous gains and losses on dispositions of non-strategic assets, and operating results of non-consolidated affiliates. Included in other income and expenses during the nine month period ended September 30, 1997, was a gain of $24 million on the sale of an equity investment.

INTEREST EXPENSE

Interest expense from Continuing Operations for the three and nine months ended September 30, 1998 totaled $112 million and $272 million, respectively, compared to $102 million and $305 million, respectively, for the same periods in 1997. The decrease in interest expense for the nine months ended September 30, 1998, was driven by a reduction in average debt, primarily revolver borrowings, during the first nine months of 1998 compared to the same periods of 1997. Average debt has been affected by the timing of major acquisition and divestiture transactions. Interest rates remained relatively constant over the period.

In connection with the September 1997 plan to dispose of the remaining industrial businesses, interest expense on Continuing Operations debt totaling $5 million and $39 million was reclassified to Discontinued Operations for the nine months ended September 30, 1998 and 1997, respectively. For the three months ended September 30, 1998, no reclassification of interest was made; however, $13 million was reclassified during the 1997 period.

The Corporation's debt of Continuing Operations at September 30, 1998, was $5.2 billion compared to $3.4 billion at year end 1997. Debt outstanding at September 30, 1998 included borrowings for the $2.7 billion acquisition of American Radio on June 4, 1998. Future interest expense will depend on the Corporation's use of proceeds from the Infinity stock offering, additional activity under the Corporation's stock repurchase program as well as the Corporation's performance.

INCOME TAXES

Income tax expense reflected on the Corporation's condensed consolidated statement of income is in excess of the Corporation's pre-tax income for all periods presented. As a result, the Corporation's effective income tax rates are in excess of 100% and, in the nine month period ended September 30, 1997, income tax expense is being recognized on a book pre-tax loss. These rates result primarily from the amortization of non-deductible goodwill associated with the CBS Inc., Infinity, TNN and CMT, and American Radio acquisitions. Depending on the level of the Corporation's income or losses and the effect of any special transactions, these permanent differences (i.e. amortization of non-deductible goodwill) between book income and taxable income can dramatically impact the resulting tax provision or benefit in relation to pre-tax results.

At September 30, 1998, the Corporation had recognized a net deferred income tax benefit totaling $98 million compared to $661 million at December 31, 1997. At September 30, 1998, the net benefit of $98 million consisted of a net deferred tax liability of $394 million for Continuing Operations offset by a $492 million deferred tax benefit for Discontinued Operations. At year-end 1997, Continuing Operations reflected a deferred tax benefit of $170 million. The fluctuation in Continuing Operations deferred taxes between December 31, 1997 and September 30, 1998 primarily reflects the increase in deferred tax liabilities recorded in connection with the acquisition of American Radio.

YEAR 2000

The Year 2000 issue results from the development of computer programs and computer chips using two digits rather than four digits to define the applicable year. Computer programs and/or equipment with time-sensitive software or computer chips may recognize the date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations and cause disruptions to business operations.

To address the Year 2000 issue, the Corporation has undertaken efforts to identify, modify or replace, and test systems that may not be Year 2000 compliant. The Corporation estimates its cost to achieve Year 2000 compliance to be approximately $36 million, of which $11 million has been incurred through September 30, 1998. Approximately 36% of the total expenditures relate to replacement of existing systems. The Corporation expects to fund these costs through its cash flows from operations and expense modification costs as incurred.

Several centrally managed critical systems are currently Year 2000 compliant or will be replaced by Year 2000 compliant applications by early 1999. A significant portion of the Year 2000 work for the Corporation's systems has been performed or is underway. The various businesses are currently in the process of developing Year 2000 procedures and guidelines. The Corporation plans to have all systems tested and compliant by the end of 1999.

The Year 2000 effort also includes communication with all significant third party suppliers and customers to determine the extent to which the Corporation's systems are vulnerable to those parties' failures to reach Year 2000 compliance. There can be no guarantee that the Corporation's third party suppliers or customers will be Year 2000 compliant on a timely basis and that failure to achieve compliance would not have a material adverse impact on the Corporation's business operations.

Overall, the Corporation believes that it will complete its Year 2000 effort and will be compliant on time. Although there can be no assurances that this will occur, the Corporation will continuously monitor its progress and evaluate the need for a contingency plan. Based on its current plan, the Corporation believes that it will have adequate time to prepare for contingency measures if the need arises.

The Corporation believes that it is difficult to fully assess the risks of the Year 2000 problem due to numerous uncertainties surrounding the issue. Management believes the primary risks are external to the Corporation and relate to the Year 2000 readiness of its third party business partners. The inability of the Corporation or its third party business partners to adequately address the Year 2000 issues on a timely basis could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. Accordingly, the Corporation plans to devote the resources it concludes are appropriate to address all significant Year 2000 issues in a timely manner.

DISCONTINUED OPERATIONS

With the Corporation's decision in late 1997 to divest its remaining industrial businesses, all of its industrial businesses are presented in the financial statements as Discontinued Operations. In August 1998, Power Generation, the largest of the remaining industrial businesses, was sold to a subsidiary of Siemens A.G. for $1.2 billion of cash. In the second quarter of 1998, the Corporation announced a definitive agreement to sell the Process Control Division of its Energy Systems business for $265 million in cash, subject to certain adjustments, and the assumption of pension and other liabilities. This sale is expected to close in the fourth quarter of 1998. Also in the second quarter of 1998, the Corporation announced a definitive agreement to sell the remainder of its Energy Systems business and its Government Operations business for $238 million in cash, subject to certain adjustments, and the assumption of liabilities, commitments, and obligations totaling approximately $950 million. This transaction is scheduled to close by year-end 1998 although closing could occur early in 1999.

During the second quarter of 1998, the Corporation sold certain securities remaining from previous divestitures and sold its security electronics business. In the third quarter of 1998, the Corporation completed the sale of Westinghouse Communications. Proceeds from these transactions totaled more than $360 million.

Following the divestitures of the remaining industrial businesses, the assets of Discontinued Operations will consist primarily of the remaining leasing portfolio, which is generally expected to liquidate through the year 2015. Debt of Discontinued Operations, which totaled $422 million at September 30, 1998, will include only that amount which can be repaid through liquidation of the leasing portfolio. Other liabilities, lagging divestiture costs, or unresolved issues related to the industrial businesses also will remain at year-end 1998.

Except for cash flows related to the leasing portfolio and the associated debt, all future cash inflows and outflows of Discontinued Operations will affect Continuing Operations. Management believes that the liability for estimated loss on disposal of Discontinued Operations of $1,151 million at September 30, 1998 is adequate to cover future operating costs, estimated losses on disposal, and the remaining divestiture costs associated with all Discontinued Operations.

The Corporation is in the process of reevaluating the remaining obligations related to all prior and pending divestitures of Discontinued Operations. If any adjustments are appropriate, they will be made upon completion of the evaluation.

The following represents the segment results for Discontinued Operations for the three and nine months ended September 30, 1998 and 1997:

SEGMENT RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS
(unaudited, in millions)

                                                                    SALE OF PRODUCTS                   OPERATING PROFIT
                                                                       AND SERVICES                         (LOSS)
--------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                                  1998             1997             1998              1997
--------------------------------------------------------------------------------------------------------------------------
Industrial businesses included in September 1997 plan            $ 458            $ 660            $  (6)            $(254)
Thermo King                                                         --              262               --                53
Pre-1997 disposal plans                                             12               57               (5)              (11)
--------------------------------------------------------------------------------------------------------------------------
Total Discontinued Operations                                    $ 470            $ 979            $ (11)            $(212)
==========================================================================================================================


                                                                      SALE OF PRODUCTS                  OPERATING PROFIT
                                                                        AND SERVICES                         (LOSS)
--------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                    1998              1997             1998            1997
--------------------------------------------------------------------------------------------------------------------------
Industrial businesses included in September 1997 plan            $1,767            $2,181           $ (169)         $ (386)
Thermo King                                                          --               768               --             151
Pre-1997 disposal plans                                             112               242              (25)            (54)
--------------------------------------------------------------------------------------------------------------------------
Total Discontinued Operations                                    $1,879            $3,191           $ (194)         $ (289)
==========================================================================================================================

The 1997 segment results shown in the table above include sales and operating profit prior to the measurement date of the plans as well as those after the measurement date. Pre-tax operating results after the measurement date, including all results for 1998, are charged to the liability for estimated loss on disposal.

The industrial businesses included in the September 1997 disposal plan include Power Generation, Energy Systems, Government Operations, and other miscellaneous operations. The fluctuation in sales and operating profit is primarily attributable to the sale of Power Generation in August 1998. Revenues for Energy Systems for the three and nine months ended September 30,1998 were flat compared to the same periods in the prior year whereas operating results showed improvement following cost cutting measures and an unfavorable contract adjustment in the first quarter of 1997. Government Operations reported higher revenue for both periods accompanied by nominal changes in operating profit. The higher revenues includes revenues related to a new company established to sell safety management solutions to the government.

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

In August 1998, the Corporation announced that it intended to form a new company to be named Infinity comprising the Radio and Outdoor Advertising segment of the Corporation and subsequently sell up to 20 percent of the new company's stock in an initial public offering. It is anticipated that the initial public offering will occur during the fourth quarter of 1998. Proceeds are expected to exceed $2.5 billion. Subsequent to the offering, absent a dividend declaration by Infinity, the Corporation's ability to access cash generated at Infinity will be limited.

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

During the third quarter of 1998, the Corporation completed the sales of Westinghouse Communications and Power Generation. The divestitures combined with other divestitures and asset liquidations resulted in cash proceeds totaling $1.7 billion in 1998. By the end of the year, the Corporation expects to complete the sale of Process Control for proceeds of $0.3 billion and is scheduled to close the sale of Energy Systems and Government Operations for cash proceeds of $0.2 billion. In addition to the cash proceeds, these transactions include the assumption by the buyers of various liabilities, commitments, and obligations.

In early 1998, the Corporation adopted a $3 billion stock repurchase program. During the first nine months of 1998, the Corporation purchased 25,273,000 shares for $777 million.

Management expects that the Corporation will have sufficient liquidity to meet ordinary business needs. Sources of liquidity generally available to the Corporation include cash from operations, proceeds from sales of non-strategic assets, cash and cash equivalents, availability under its credit facility, borrowing from other sources, including funds from the capital markets, and the issuance of additional capital stock of the Corporation or its subsidiaries.

OPERATING ACTIVITIES

The operating activities of Continuing Operations provided $342 million of cash during the first nine months of 1998 compared to cash used of $165 million during the first nine months of 1997. The $507 million improvement in operating cash flow reflects improved operating results as well as favorable payment terms for certain program rights. Also, during the first quarter of 1997, cash flows included substantial payments to reduce accounts payable.

The Corporation's pension contribution level for 1998, which is expected to approximate $250 million, is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years. In January, April, July, and October 1998, the Corporation contributed $73 million, $72 million, $53 million, and $54 million, respectively, to the plan pursuant to certain quarterly minimum funding requirements. The Corporation contributed $55 million and $73 million in July and October of 1997, respectively.

The operating activities of Discontinued Operations used $326 million of cash during the first nine months of 1998 compared to $677 million of cash used during the same period of 1997 principally related to the Power Generation and Energy Systems businesses. The primary factors contributing to the larger use of cash in 1997 were reductions in accounts payable and settlement liabilities.

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

INVESTING ACTIVITIES

Investing activities provided $192 million of cash during the first nine months of 1998 compared $18 million of cash used during the same period of 1997. Investing cash inflows from business divestitures and other asset liquidations in the first nine months of 1998 totaled $1.7 billion compared to $163 million in the prior-year period. Asset liquidations in 1998 primarily relate to Discontinued Operations and include the sale of Power Generation for $1.2 billion and the sale of certain other discontinued businesses, investments, and securities for $0.5 billion. Also included were $51 million of proceeds received from divestitures of several radio stations. Divestitures in 1997 include several radio stations, various operations from the environmental services business, an equity investment in a regional sports network, and other non-strategic assets.

Investing cash outflows in the first nine months of 1998 primarily related to the acquisition of American Radio for $1.4 billion in cash plus the assumption of debt with a fair value of $1.3 billion. For the same period of 1997, the Corporation had investing cash outflows related to the acquisition of a transit advertising company in the United Kingdom, and a $20 million payment in connection with a swap of radio stations.

Capital expenditures for Continuing Operations were $89 million for the first nine months of 1998 compared to $72 million for the same period of 1997. Capital spending for Continuing Operations during 1998 is expected to approximate $150 million compared to 1997 spending of $121 million. For Discontinued Operations, capital spending will continue to decline as the businesses are divested.

FINANCING ACTIVITIES

Cash used by financing activities during the first nine months of 1998 totaled $138 million compared to cash provided of $767 million during the same period of 1997. Net short-term and long-term borrowings totaled $359 million during the first nine months of 1998 compared to $677 million during the 1997 period. The net borrowings during the first nine months of 1998 primarily reflect revolver borrowings for the acquisition of the broadcasting operations of American Radio and $332 million in debt redemptions and repurchases. In addition, during the second quarter, the Corporation received net proceeds of $493 million related to the May 20, 1998 issuance of Senior Notes due in 2005 and repaid revolver borrowings. The net borrowings in the first nine months of 1997 included a $149 million cash outflow to extinguish the long-term debt assumed in connection with the December 1996 acquisition of Infinity Broadcasting.

During the first nine months of 1998, the Corporation purchased 25,273,000 shares of its common stock for $777 million. The Corporation is authorized to purchase up to $3 billion of stock under its multi-year stock repurchase program. Future purchases will adhere to financial policies that are consistent with attaining and maintaining an investment grade rating.

Cash provided by the issuance of stock totaled $324 million during the first nine months of 1998 compared to $211 million for the 1997 period. The stock was issued in connection with certain employee stock plans.

Total borrowings under the Corporation's $4.0 billion revolving credit facility were $2.4 billion at September 30, 1998, including $0.4 billion classified as Discontinued Operations (see Revolving Credit Facility). These borrowings were subject to a floating interest rate of 6.2 percent at September 30, 1998, which was based on the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage.

After payment of the March 1, 1998 dividend, the Corporation suspended dividend payments on its common stock so that cash could be used to better enhance shareholder value. Dividends paid in the first nine months of 1997 included $23 million for the Series C preferred stock. On May 30, 1997, the Series C preferred stock was converted into 32 million shares of the Corporation's common stock.

REVOLVING CREDIT FACILITY

On August 29, 1996, the Corporation executed a five-year revolving credit agreement with total commitments of $5.5 billion. This agreement was amended on March 3, 1998 to modify the financial covenants and to provide that, upon completion of the sale of Power Generation, the maximum borrowing would be reduced to $4.0 billion. The availability was reduced in August 1998 upon completion of the sale of Power Generation. The unused capacity under the $4.0 billion facility equaled $1.6 billion at September 30, 1998. Borrowing availability under the credit agreement is subject to compliance with certain covenants, representations, and warranties, including a no material adverse change provision with respect to the Corporation taken as a whole, restrictions on liens incurred, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of the financial covenants become more restrictive over the term of the agreement. At September 30, 1998, the Corporation was in compliance with the financial covenants. Management is currently in the process of evaluating the Corporation's future credit needs under the facility in light of the anticipated Infinity stock offering.

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

Liabilities for certain of the Corporation's environmental matters as well as certain litigation matters, although arising from discontinued businesses, are expected to be retained by the Corporation following the divestiture of the remaining industrial businesses. These liabilities include environmental obligations that are not related to active properties of operating businesses, accrued product liability claims for divested businesses, liabilities associated with asbestos claims, and general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totaled $900 million at September 30, 1998, including amounts related to previously discontinued businesses of CBS Inc. Of this amount, $681 million is classified as noncurrent. A separate asset of $236 million has been recorded for amounts recoverable from insurance carriers under previous settlement arrangements, of which $201 million is classified as noncurrent. See note 9 to the financial statements.

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

RECENT DEVELOPMENTS

On October 28, 1998, the Corporation announced that its Chief Executive Officer, Michael H. Jordan will be retiring at year end and is to be succeeded as Chief Executive Officer, effective January 1, 1999, by Mel Karmazin the Corporation's President and Chief Operating Officer.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

(a)In January 1997, Innovative Business Systems (Overseas) Ltd. and Innovative Business Software, Inc. (collectively Innovative) brought suit against the Corporation and others in the Judicial District Court, Dallas County, Texas. The suit alleges that in connection with the sale by the Corporation of its residential security business on December 31, 1996 the Corporation wrongfully transferred software to the buyers of that business. Innovative has filed four amended complaints against the Corporation; and the latest amended complaint, filed in the fourth quarter of 1997, seeks money damages, specific performance, and injunctive relief against the Corporation for alleged violations by the Corporation relating to software license agreements between the parties. Innovative seeks monetary damages in an amount of $425 million, punitive damages, and attorney's fees. The Corporation has denied the allegations, believes the allegations to be without merit, and has filed a counterclaim against Innovative and others based upon fraud, breach of contract, and tortious interference with a business relationship. On November 9, 1998, the parties to this action reached a settlement resolving all claims. On November, 10, 1998, the court entered an order dismissing the case.

(b)On February 27, 1996, suit was brought against the Corporation in the United States District Court (USDC) for the District of New Jersey by Public Service Electric & Gas Company, PECO Energy Company, Atlantic City Electric Company, and Delaware Power & Light Company, the owners of the Salem Generating Station. The suit alleges counts under the Racketeer Influenced and Corrupt Organization Act (RICO) for fraud, negligent misrepresentation, and breach of contract in connection with the Corporation's supply of steam generators and for service orders in 1993 and 1995 related to these steam generators. On October 1, 1997, the Corporation filed a motion for summary judgment in this case. On November 6, 1998, the USDC granted the Corporation's motion for summary judgment, the effect of which was to dismiss the case against the Corporation. Plaintiffs may attempt to refile their lawsuit or appeal this decision.

(c)In August 1988, Pennsylvania Department of Environmental Resources (PDER) filed a complaint against the Corporation alleging violations of the Pennsylvania Clean Streams Law at the Corporation's Gettysburg, Pennsylvania, elevator plant. PDER requested that the Environmental Hearing Board assess a penalty in the amount of $9 million. The Corporation denied these allegations. A hearing on the complaint began in 1991. The hearing resumed in 1992 and concluded in February 1993. In November 1996, the Board assessed a civil penalty of approximately $5.5 million. The Corporation appealed the Board's decision to the Commonwealth Court. On January 2, 1998, the Commonwealth Court upheld the Board's findings with respect to violations of the Pennsylvania Clean Stream Law but not with respect to the amount of the penalty assessed. The Commonwealth Court returned the matter to the Board for a reassessment of the penalty. The Corporation's application for a rehearing before the Commonwealth Court was denied. Also, on October 9, 1998, the Corporation's petition for a hearing before the Pennsylvania Supreme Court was denied. The matter is now before the Board for recalculation of the penalty pursuant to the earlier opinion of the Commonwealth Court.

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

            (b) The Bylaws of the Corporation, as amended to May 6, 1998, are incorporated herein by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to Form S-8 (Registration Statement No. 333-30127) filed on July 1, 1998.

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

            (t) Third Amendment dated as of March 3, 1998, to the Credit Agreement dated as of August 29, 1996, as amended by the First Amendment thereto dated as of January 29, 1997, as amended by the Second Amendment thereto dated as of March 21, 1997 among the Corporation, the Subsidiaries Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent is incorporated by reference to Exhibit 10(x) to Form 10-Q for the quarter ended March 31, 1998.

            (u*) The CBS Corporation 1998 Executive Annual Incentive Plan is incorporated herein by reference to Exhibit A to the Corporation's Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 6, 1998, as filed with the Commission on March 25, 1998.

            (v) Asset Purchase Agreement, dated June 25, 1998, between the Corporation and WGNH Acquisition, LLC, an entity owned 60% by Morrison Knudson Corporation and 40% by BNFL USA Group, Inc., relating to the Corporation's Energy Systems Business Unit is incorporated by reference to Exhibit 10(w) to Form 10-Q for the quarter ended June 30, 1998.

            (w) Asset Purchase Agreement, dated June 25, 1998, between the Corporation and WGNH Acquisition, LLC, an entity owned 60% by Morrison Knudson Corporation and 40% by BNFL USA Group, Inc., relating to the Corporation's Government and Environmental Services Company is incorporated by reference to Exhibit 10(x) to Form 10-Q for the quarter ended June 30, 1998.


* Identifies management contract or compensatory plan or arrangement.


      (27)  FINANCIAL DATA SCHEDULE

B)    REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7), dated August 5, 1998, filing a press release concerning the Corporation's earnings for the second quarter of 1998.

A Current Report on Form 8-K (Items 5 and 7), dated August 28, 1998, announcing the Corporation's intention to offer up to 20 percent of its radio and outdoor advertising group for sale in an initial public offering.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of November 1998.







                                             CBS CORPORATION


                                             /s/  Carol V. Savage
                                             ----------------------------------
                                             Vice President, Finance