Form 10-K405
period 1998-12-31
CBS CORP
filed 1999-03-24
CIK 106413

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________________ TO
     ________________________

                          COMMISSION FILE NUMBER 1-977

                                CBS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                                      25-0877540
------------------------------------------------ ------------------------------------------------
            (State of Incorporation)                   (I.R.S. Employer Identification No.)

              51 WEST 52ND STREET
            NEW YORK, NEW YORK 10019                              (212) 975-4321
------------------------------------------------ ------------------------------------------------
    (Address of Principal Executive Offices)                     (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------         ------------------------------------------------------------
Common Stock, par value $1.00 per Share               New York Stock Exchange      Boston Stock Exchange
                                                      Pacific Stock Exchange       Philadelphia Stock Exchange
                                                      Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

CBS Corporation had 707,422,490 shares of common stock outstanding at January 31, 1999. As of that date, the aggregate market value of common stock held by non-affiliates was $23.0 billion.

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of CBS Corporation's Notice of 1999 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement). (Parts I and III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The terms "CBS" and "Corporation" as used in this Report on Form 10-K refer to CBS Corporation and its consolidated subsidiaries unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS.

GENERAL

CBS Corporation (formerly Westinghouse Electric Corporation) is one of the largest radio and television broadcasters in the United States. The Corporation operates its businesses primarily in the United States through its Radio and Outdoor Advertising (Radio or out-of-home media) and Television business segments. The Radio segment consists of 160 AM and FM radio stations operated under licenses from the Federal Communications Commission (FCC) and the Corporation's outdoor advertising business. The Television segment consists of the Corporation's 14 owned and operated television stations, the television network and the cable business.

During recent years, the Corporation dramatically redefined its business portfolio. The Corporation acquired CBS Inc. in November 1995; Infinity Media Broadcasting Corporation, formerly known as Infinity Broadcasting Corporation (Old Infinity), in December 1996; Gaylord Entertainment Company's two major cable networks, The Nashville Network (TNN) and Country Music Television (CMT), in September 1997; and the radio broadcasting operations of American Radio Systems Corporation (American Radio) in June 1998.

In August 1998, the Corporation announced that it would form a new company to be named Infinity Broadcasting Corporation (Infinity) comprising the Radio segment of the Corporation and that Infinity would issue up to 20 percent of the new company's common stock in an initial public offering. In December 1998, the offering was completed and, after giving effect to the offering, the Corporation beneficially owned approximately 81.8 percent of Infinity's equity, which represents 95.8 percent of its combined voting power.

In 1995 and 1996, the Corporation identified a number of industrial businesses to be divested. In 1997, the Corporation decided to divest all of its remaining industrial businesses. The Energy Systems and Government Operations businesses represent the majority of the Corporation's industrial businesses remaining at December 31, 1998. In the second quarter of 1998, the Corporation announced definitive agreements to sell these businesses. The transactions are expected to close early in 1999. Upon completion of the sales, the remaining assets of Discontinued Operations principally will comprise the Corporation's leasing portfolio, which is expected to liquidate in accordance with its contractual terms. The leasing portfolio represents the assets remaining from the liquidation of the financial services business, which began in 1992.

The Corporation was founded in 1886 and operates under a corporate charter granted by the Commonwealth of Pennsylvania in 1872.

Financial results for 1998 and prior years include as Discontinued Operations the Corporation's industrial businesses previously divested or expected to be divested in early 1999 and the financial services business. For information about principal acquisitions and divestitures, see notes 1, 3, and 10 to the financial statements included in Part II, Item 8 of this report.

Financial and other information by segment is included in note 19 to the financial statements included in Part II, Item 8 of this report.

BUSINESS SEGMENTS

RADIO AND OUTDOOR ADVERTISING

During 1998, the Corporation formed Infinity, a new company comprising the Radio segment; and in December 1998, Infinity, through an initial public offering, sold 18.2 percent of its equity. Also during 1998, the Radio segment continued its strategy of pursuing acquisitions in the top 50 markets with the completion of the American Radio acquisition in June.

Infinity owns and operates 160 AM and FM radio stations located in 34 markets. Sixty-two of these radio stations are in the nation's ten largest radio markets. Management believes that the presence of Infinity's radio stations in large markets makes it attractive to advertisers and that the overall diversity of its stations reduces its dependence

 2        CBS CORPORATION
on any single station, local economy, or advertiser. These stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, news/talk, adult contemporary, sports/talk, and country, and include leading franchises in news, sports, and personality programming. Infinity also has a minority equity investment in Westwood One, Inc. (Westwood
One), which it manages. Westwood One is a leader in producing and distributing syndicated and network radio programming and also manages the CBS Radio Network.

In order to take advantage of the growing opportunity in the new media market, the vast majority of the radio stations operate web sites. These web sites focus on the local markets, promoting the stations' talent, and programming, and providing news, information, entertainment, as well as other services to the stations' listeners.

Infinity also participates in the outdoor advertising business through its wholly owned subsidiary, TDI Worldwide, Inc. (TDI). TDI is based in New York with 18 branch offices throughout the United States, United Kingdom, and the Republic of Ireland. TDI is one of the largest outdoor advertising companies in the United States, operating some 100 franchises. The majority of these franchises are located in large metropolitan areas. TDI sells space on various media, including buses, trains, train platforms and terminals throughout commuter rail systems, and on painted billboards, thirty-sheet billboards, and phone kiosks.

TELEVISION

The Television segment consists of the Corporation's owned and operated television stations, the CBS television network, and the cable television operations.

Television Stations

The Corporation owns and operates 14 television stations located in seven of the nation's ten largest markets and 11 of the nation's top 20 markets reaching approximately 31 percent of all U.S. television households. The CBS owned stations are: WCBS-TV New York, KCBS-TV Los Angeles, WBBM-TV Chicago, WCCO-TV Minneapolis, WFRV-TV Green Bay, WWJ-TV Detroit, WJZ-TV Baltimore, WBZ-TV Boston, KCNC-TV Denver, WFOR-TV Miami, KYW-TV Philadelphia, KDKA-TV Pittsburgh, KUTV-TV Salt Lake City, and KPIX-TV San Francisco. The stations produce news and broadcast public affairs and other programming to serve their local markets and offer CBS network and other syndicated programming. Many of the Corporation's television stations currently operate web sites which promote the station's talent and programming and provide news, information, entertainment as well as other services to the stations' viewers.

Television Network

The CBS television network distributes a comprehensive schedule of news and public affairs broadcasts, entertainment and sports programming, and feature films to more than 200 domestic affiliates, including the 14 owned and operated television stations, and to certain overseas affiliated stations. These affiliates serve, in the aggregate, all 50 states and the District of Columbia. The television network is responsible for sales of advertising time for the television network broadcasts.

The CBS television network operations are subdivided into five areas: CBS Entertainment; CBS News; CBS Sports; CBS Enterprises; and CBS New Media. CBS Entertainment produces and otherwise acquires and schedules entertainment series and other programming (primetime comedy and drama series, motion pictures made for television, mini-series, theatrical films, specials, and children's programs) broadcast on the CBS television network.

CBS Enterprises is involved in the production, distribution, and marketing of first-run and off-network programming to broadcast, cable, home video, in-flight, and emerging media worldwide. EYEMARK Entertainment oversees domestic syndication, while CBS Broadcast International is responsible for selling programming internationally.

CBS New Media consists of the Corporation's internet businesses, primarily CBS.com and Country.com. CBS.com, launched in February 1998, offers a broad range of informational, entertainment, news, and promotional services. More than 150 of the television network affiliates currently participate in this web site. Country.com features the latest in country/outdoor lifestyles, entertainment, information and news and promotes TNN and CMT programming. Also part of CBS New Media are the Corporation's minority investments in SportsLine USA, Inc.

                                                      CBS CORPORATION         3

(which publishes several sports web sites, including CBS.SportsLine.com) and MarketWatch.com, Inc. (which publishes the web site CBS.MarketWatch.com).

Cable

The CBS cable operations consist of the Corporation's cable networks, including TNN, CMT, and two regional sports networks, and a minority equity interest in a Spanish language cable news network. These networks are distributed by cable television and other multichannel technologies.

TNN is an advertiser-supported cable network featuring country lifestyle and entertainment programming. The network serves approximately 73 million U.S. homes. TNN's programming includes country music performances, interviews with country music artists and personalities, specials, variety shows, talk shows, news, and sports. TNN's weekend programming focuses on outdoor sports, such as hunting, fishing, and motor sports, some of which, including a portion of the NASCAR Winston Cup Series, is broadcast live.

CMT is an advertiser-supported, 24-hour cable network with a country music video format. It reaches approximately 41 million U.S. homes.

In addition, the Corporation owns and operates the Midwest Sports Channel, a regional sports network in Minne-apolis, and is a majority owner of Home Team Sports, a regional sports network serving the mid-Atlantic states.

Also part of the cable operations, Group W Network Services (GWNS) is a global provider of satellite services to broadcast, cable, and corporate networks. Based in Stamford, Connecticut, GWNS handles approximately 7,000 hours of television and video programming each week, providing transmission and other technical services to U.S. broadcast networks and to many major cable networks.

COMPETITION

The broadcast environment is highly competitive. The Telecommunications Act of 1996 (the Act) provides both new opportunities and potential new competition for the Corporation. By deregulating station ownership limits, the Act has allowed the Corporation to pursue strategic growth in its businesses.

The Corporation's radio stations and outdoor advertising properties compete for audiences and advertising revenues directly with other radio stations and outdoor advertising companies, as well as with other media, such as broadcast television, newspapers, magazines, cable television, the Internet and direct mail, within their respective markets.

The radio and outdoor advertising industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting. The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. Satellite digital audio radio service may provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. It is not known at this time whether digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. There are also proposals before the FCC to permit a new "low power" radio or "microbroadcasting" service which could open up opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations. No FCC action has been taken on these proposals to date.

The CBS television network, television stations, and the cable operations compete for audiences with other television networks, television stations, and cable networks, as well as with other media, including satellite television services, videocassettes, and the Internet. In recent years, broadcast television has seen a decline in total audience viewership. In the sale of advertising time, the CBS television network, television stations, and the cable operations compete with other broadcast networks, other television stations, other cable networks, the Internet, and other advertising media. The CBS television network, television stations, and the cable operations also compete with other video media for distribution rights to television programming. In addition, the CBS television network competes with other television networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

 4        CBS CORPORATION

An extended conversion to digital television broadcasting has begun. Current and future technological developments may affect competition within the television marketplace. Developing technology to compress digital signals will increasingly permit the same broadcast, cable, or satellite channel to carry multiple video and data services which could result in an expanded field of competing services. Television broadcasters will continue to operate their current stations while gradually building and operating digital facilities concurrently on separate channels. This transition is expected to continue well over the next decade.

In April 1997, the FCC adopted a schedule under which television stations must build digital television transmission facilities and begin digital transmissions. Under that schedule, CBS is required to build digital facilities by May 1, 1999 for the stations it owns in seven of the ten largest television markets. Construction is required by November 1, 1999 for five CBS owned television stations in the 11th through 30th largest television markets. CBS's two owned television stations in markets below the largest 30 must construct digital facilities by May 1, 2002. In addition, CBS, as well as other major station group owners, have volunteered to the FCC to make a good faith effort to construct digital facilities for some stations in the ten largest markets on an accelerated basis. Pursuant to that voluntary commitment, the Corporation is currently transmitting digital broadcasts in New York, San Francisco, Philadelphia, and Los Angeles.

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

The FCC's approval of the Corporation's acquisitions of Old Infinity in 1996, and American Radio in 1998 contained a number of temporary waivers of the FCC's television and radio cross-ownership rules (the "One-to-a-Market" Rule). These waivers were granted subject to the outcome of the pending ownership rulemaking in which certain deregulation of the "One-to-a-Market" Rule has been proposed. In the event that any station divestitures are required at the conclusion of this rulemaking, the Corporation would be required to file applications with the FCC for consent to the necessary divestitures within six months of the rulemaking order.

DISCONTINUED OPERATIONS

At December 31, 1998, Discontinued Operations principally consists of the Energy Systems and Government Operations businesses which are described below. Discontinued Operations also includes portfolio investments from the financial services business and certain other miscellaneous assets from its previously divested industrial busi-nesses that are being managed pending liquidation or divestiture. Essentially all of the businesses remaining in Discontinued Operations are expected to be divested in 1999, while the leasing portfolio is generally expected to liquidate in accordance with its contractual terms. See note 10 to the financial statements included in Part II, Item 8 of this report.

Energy Systems serves the domestic and international electric power industry by supplying fuel and other products and services to owners and operators of nuclear power plants. The unit supplies operating plant services ranging from performance-based maintenance programs, including operations and safety upgrades, to new products and services that enhance plant performance.

Government Operations provides management services for: (1) certain government-owned facilities under contracts with the Department of Energy in the areas of waste management, environmental cleanup, and the safe management of the nation's nuclear materials inventory; (2) the nuclear reactors programs for the U.S. Navy; and (3) a chemical agent and weapons destruction program for the Department of Defense. It also manufactures nuclear waste storage containers, pumps, motors, generators, and other equipment for various applications.

TRADEMARKS AND PATENTS

CBS has a worldwide trademark portfolio that it considers important in the marketing of its products and services, including, among others, the trademarks "CBS," the CBS "Eye" logo, "WESTINGHOUSE," and the "CIRCLE W" logo. CBS believes that its rights in these trademarks are adequately protected and of unlimited duration.

                                                       CBS CORPORATION         5

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

ENVIRONMENTAL MATTERS

Information with respect to Environmental Matters is incorporated herein by reference to Management's Discussion and Analysis--Environmental Matters included in Part II, Item 7 and in note 11 to the financial statements included in Part II, Item 8 of this report.

RESEARCH AND DEVELOPMENT

The Corporation's Continuing Operations do not engage in any material research and development activities.

EMPLOYEE RELATIONS

During 1998, the Corporation employed an average of 46,189 people, of whom 44,248 were located in the United States. During the same period, 8,845 domestic employees were represented in collective bargaining by 23 labor organizations. The 1998 average number of employees includes 27,255 employees employed by businesses classified as Discontinued Operations.

ITEM 2. PROPERTIES.

The Corporation's corporate headquarters is located at 51 West 52nd Street, New York, New York, where the Corporation currently owns approximately 900,000 square feet of floor space, which is utilized for executive and certain operating division offices or is leased to third parties. The majority of other properties used by the media businesses consist of both owned and leased office space, studio facilities, transmitter equipment, and antenna sites throughout the United States and in 14 countries around the world. As of December 31, 1998, the Corporation's Continuing Operations owned or leased 532 U.S. properties totaling 9,461,273 square feet of floor area and 36 foreign locations totaling 111,627 square feet. Domestic locations of Continuing Operations comprised approximately 99 percent of the total space. Leased facilities in the United States accounted for approximately 43 percent of the total space occupied by Continuing Operations, while facilities leased in foreign countries accounted for approximately 1 percent of the total space occupied by Continuing Operations. No individual lease was material. The physical properties described above are adequate and suitable, with an appropriate level of utilization, for the conduct of its business in the future.

At December 31, 1998, the Corporation's Discontinued Operations owned or leased 75 locations totaling 9,487,738 square feet of floor area within the United States and 21 locations totaling 818,244 square feet in 11 foreign countries. Domestic operations of Discontinued Operations accounted for approximately 92 percent of the total space occupied by Discontinued Operations. Leased facilities in the United States accounted for approximately 15 percent of the total space occupied by Discontinued Operations, while facilities leased in foreign countries accounted for approximately 3 percent of the total space occupied by Discontinued Operations. No individual lease was material. A number of manufacturing plants and other facilities formerly used in operations are either vacant, partially utilized, or leased to others. All of these facilities are expected to be sold.

ITEM 3. LEGAL PROCEEDINGS.

(a) On February 27, 1996, suit was brought against the Corporation in the United States District Court (USDC) for the District of New Jersey by Public Service Electric & Gas Company, PECO Energy Company, Atlantic City Electric Company, and Delaware Power & Light Company, the owners of the Salem Generating Station. The suit alleges counts under the Racketeer Influenced and Corrupt Organization Act
(RICO) for fraud, negligent misrepresentation, and breach of contract in connection with the Corporation's supply of steam generators and for service orders in 1993 and 1995 related to these steam generators. On October 1, 1997, the Corporation filed a motion for summary judgement in this case. On November 6, 1998, the USDC granted the Corporation's motion for summary judgement based on the statute of limitations with respect to plaintiffs' RICO

 6        CBS CORPORATION
claims and dismissed the RICO claims (with prejudice) and plaintiffs' state claims, i.e., fraud, negligent misrepresentation and breach of contract (without prejudice). Plaintiffs have appealed the dismissal of the RICO claim to the United States Court of Appeals for the Third Circuit (Third Circuit) and have refiled their state claims in New Jersey Superior Court. The parties have agreed to stay the state court action pending the outcome of the Third Circuit appeal.

The Corporation is also a party to three tolling agreements with utility owners that have asserted steam generator claims. See note 10 to the financial statements included in Part II, Item 8 of this report.

(b) In August 1988, the Pennsylvania Department of Environmental Resources
(PDER) filed a complaint against the Corporation alleging violations of the Pennsylvania Clean Streams Law at the Corporation's Gettysburg, Pennsylvania, elevator plant. PDER requested that the Environmental Hearing Board assess a penalty in the amount of $9 million. The Corporation denied these allegations. In November 1996, the Board assessed a civil penalty of approximately $5.5 million. The Corporation appealed the Board's decision to the Commonwealth Court. On January 2, 1998, the Commonwealth Court upheld the Board's findings with respect to violations of the Pennsylvania Clean Streams Law but not with respect to the amount of the penalty assessed. The Commonwealth Court returned the matter to the Board for a reassessment of the penalty. The Corporation's application for a rehearing before the Commonwealth Court was denied. Also on October 9, 1998, the Corporation's petition for a rehearing before the Pennsylvania Supreme Court was denied. The matter is now before the Board for recalculation of the penalty pursuant to the earlier opinion of the Commonwealth Court. Oral arguments were completed in February 1999.

(c) The Corporation has been defending, in the USDC for the Western District of Pennsylvania (the District Court), consolidated class and derivative actions and an individual lawsuit brought by shareholders against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation
(WCC), previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI, and WCC in connection with a $975 million charge to earnings announced on February 27, 1991; a public offering of the Corporation's common stock in May 1991; a $1,680 million charge to earnings announced on October 7, 1991; and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI, and WCC. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims with leave to replead certain claims in both actions. Both actions were subsequently repled. On January 20, 1995, the District Court again dismissed the derivative complaint in its entirety. On February 8, 1995, this dismissal was appealed. Also on January 20, 1995, the court dismissed the class action claims but granted plaintiffs the right to replead certain of the claims. Plaintiffs in the class action did not replead the claims, and on February 28, 1995, the court dismissed these claims in their entirety. Plaintiffs in both the derivative and class action suits appealed the rulings and dismissals of their claims by the District Court to the Third Circuit. In July 1996, the Third Circuit affirmed in part and reversed in part the class action claims. Pursuant to this ruling, the class action claims have been remanded to the District Court. In 1997, two similar class action suits were brought against the Corporation in the District Court. These cases allege similar facts and include the same defendants as in the previous class action complaint filed in the District Court. In November 1997, the District Court dismissed both of these actions. The Corporation has reached an agreement in principle to resolve all claims in the class actions. The settlement is subject to the execution of definitive documentation, notice to the class upon whose behalf the action was brought, a fairness hearing, and approval by the Court of the settlement. In the derivative action, the Third Circuit affirmed the dismissal of this action by the District Court.

(d) The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant was not exposed to the Corporation's products. At December 31, 1998, the Corporation had approximately 113,200 unresolved claims pending against it. In court actions that have been resolved, the

                                                       CBS CORPORATION         7

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

A number of the asbestos-related cases pending against the Corporation, including those in Louisiana, Mississippi, Pennsylvania, and West Virginia, are consolidated or purported class action cases. In consolidated cases, the claims of a group of plaintiffs are tried together, and oftentimes limited findings with respect to common issues of fact and punitive damages are decided with respect to a representative grouping of plaintiffs and then applied to other individuals in the group. However, for the Corporation to be liable for damages to any particular claimant, that individual claimant must prove that he developed an asbestos-related disease, that he was exposed to a product manufactured or supplied by the Corporation, and that this exposure was a substantial factor in the development of the disease.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the foregoing matters and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described in items (a) through (d) above, and that the Corporation has adequately provided for resolution of these matters. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 1998.

EXECUTIVE OFFICERS

The names, ages, offices, and positions held during the past five years by each of the executive officers of the Corporation as of February 19, 1999 are listed below. Officers are elected annually. There are no family relationships among any of the executive officers of the Corporation.

                                                                   AGE AT
                                                                FEBRUARY 19,
NAME, OFFICES, AND POSITIONS                                        1999
-------------------------------------------------------------------------------
Mel Karmazin--President and Chief Executive Officer since            55
  January 1999; President and Chief Operating Officer from
  April 1998 to January 1999; Chairman and Chief Executive
  Officer of CBS Station Group from May 1997 to January
  1999; Chairman and Chief Executive Officer of CBS Radio
  from December 1996 to May 1997; President and Chief
  Executive Officer, Infinity Media Corporation (then known
  as Infinity Broadcasting Corporation) from 1981 to
  December 1996. Mr. Karmazin also currently serves as
  Chairman, President, and Chief Executive Officer of
  Infinity Broadcasting Corporation, a subsidiary of the
  Corporation, since September 1998.
Louis J. Briskman--Executive Vice President and General              50
  Counsel since April 1998; Senior Vice President and
  General Counsel from January 1994 to April 1998.
Robert G. Freedline -- Vice President and Controller since           41
  May 1998; Director, Corporate Reporting, Policies and
  Business Planning from June 1996 to May 1998; Director,
  Corporate Audit from March 1995 to June 1996; Manager,
  Corporate Reporting and Policies, Zurn Industries from
  November 1992 to March 1995.
Leslie Moonves--President and Chief Executive Officer, CBS           49
  Television, since April 1998; President, CBS Television
  from August 1997 to April 1998; President, CBS
  Entertainment Division from May 1995 to August 1997;
  President, Warner Bros. Television from July 1993 to May
  1995.
Fredric G. Reynolds--Executive Vice President and Chief              48
  Financial Officer since March 1994; Senior Vice President,
  Finance, and Chief Financial Officer, PepsiCo
  International Foods from December 1990 to March 1994.
-------------------------------------------------------------------------------

 8        CBS CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal markets for the Corporation's common stock are identified on page 1 of this report. The remaining information required by this item appears on page 50 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item appears on page 50 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item appears on pages 10 through 21 of this report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item appears on pages 19 and 20 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item, together with the report of KPMG LLP dated January 27, 1999, appears on pages 23 through 49 of this report and is incorporated herein by reference.

                                                              PAGE
------------------------------------------------------------------
Report of Management                                           22
Independent Auditors' Report                                   23
Consolidated Statement of Income and Comprehensive Income
  for each of the three years in the period ended December
  31, 1998                                                     24
Consolidated Balance Sheet at December 31, 1998 and 1997       25
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 1998                  26
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended
  December 31, 1998                                            27
Notes to the Financial Statements                              28
Quarterly Financial Information (unaudited)                    49
Five-Year Summary of Selected Financial and Statistical Data
  (unaudited)                                                  50
------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events.

                                                       CBS CORPORATION         9

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

CBS Corporation (formerly Westinghouse Electric Corporation) dramatically redefined its business portfolio and strategic direction in recent years through acquisitions and divestitures with the intent of increasing its media holdings, divesting its industrial operations, and increasing shareholder value. A number of significant accomplishments in 1998 contributed to the achievement of those objectives.

- In January 1998, the Corporation and the NFL announced that CBS was awarded the rights to broadcast American Football Conference games. The eight-year agreement, subject to rebid at the end of five years at the discretion of the NFL, will cost approximately $4 billion. The contract began with the 1998 football season and includes two Super Bowls.

- In June 1998, the Corporation completed the acquisition of the radio broadcasting operations of American Radio Systems Corporation (American Radio) for $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion.

- In September 1998, the Corporation formed a new company named Infinity Broadcasting Corporation (Infinity) comprising the Radio segment of the Corporation. In December 1998, Infinity completed an initial public offering of 18.2 percent of its common stock, generating proceeds of $3.2 billion.

- In February 1998, the Corporation's Board of Directors authorized the purchase of up to $1 billion of its common stock. The stock purchase program was subsequently increased to $3 billion. Through December 31, 1998, the Corporation had purchased 28,342,000 shares for $859 million.

- In August 1998, the Corporation sold its Power Generation business for $1.2 billion in cash.

- In November 1998, the Corporation sold the Process Control Division of its Energy Systems business for approximately $260 million in cash plus the assumption of pension and other liabilities. Agreements to sell the remainder of Energy Systems and the Government Operations businesses were signed in June 1998. Upon completion of these sales, which is expected in early 1999, the Corporation will have successfully completed divestitures of essentially all of its industrial businesses.

These significant accomplishments followed successful strategic initiatives from the prior year. Highlights from 1997 included the acquisition of The Nashville Network (TNN) and Country Music Television (CMT) for $1.55 billion as well as the divestiture of Thermo King for $2.56 billion.

The Corporation has essentially completed its transformation from an industrial company to a high growth media company. It captured strong values for its industrial properties while building a strong portfolio of broadcasting assets.

CONSOLIDATED OPERATING RESULTS

The Corporation reported a net loss for 1998 of $21 million, or $0.03 per share, compared to net income of $549 million, or $.84 per share, for 1997 and $95 million, or $.12 per share, for 1996. Net income (loss) includes results from Continuing Operations, Discontinued Operations, and extraordinary losses on early extinguishment of debt, as presented below:

COMPONENTS OF NET INCOME (LOSS)
(in millions)

YEAR ENDED DECEMBER 31,           1998   1997    1996
------------------------------------------------------
Loss from Continuing Operations   $(12)  $(131)  $(221)
Income from Discontinued
 Operations                         --     680     409
Extraordinary loss                  (9)     --     (93)
------------------------------------------------------
Net income (loss)                 $(21)  $ 549   $  95
------------------------------------------------------

The Corporation generally reported strong performances by the media businesses in each of the last three years. The net loss from Continuing Operations improved 91 percent during 1998 following a 41 percent improvement the prior year.

Despite these strong performances, two primary factors more than offset the profit from the businesses: interest expense and residual costs of discontinued businesses. These factors reduced earnings each year by more than $500 million. Earnings were also unfavorably affected by significant levels of amortization of FCC licenses and non-deductible goodwill arising from recent acquisitions.

 10        CBS CORPORATION

In addition, included in results of Continuing Operations were restructuring costs of $62 million in 1998, $15 million in 1997, and $57 million in 1996. A charge of $28 million related to litigation matters was also included in 1996 results.

The results of Discontinued Operations include the operating results of the industrial businesses prior to adoption of the related disposal plan as well as the estimated gain or loss from disposal of those businesses. In 1997, the Corporation recorded a net gain of $871 million, primarily from the sale of Thermo King, and in 1996, a net gain of $1,018 million, primarily from the sale of the defense and electronic systems business.

The extraordinary losses in 1998 and 1996 primarily reflect the write-off of debt issue costs in connection with the early extinguishment of debt. In 1998, the Corporation purchased, at market value, debt securities with a face value of approximately $300 million and reduced availability under its credit facility. In 1996, the Corporation prepaid $6.8 billion of debt under its then-existing credit facility.

SEGMENT RESULTS OF OPERATIONS--
CONTINUING OPERATIONS

The following table presents the segment results for the Corporation's Continuing Operations for each of the years in the three-year period ended December 31, 1998. Earnings before interest, taxes, depreciation, and amortization (EBITDA) is presented in the table because management believes that EBITDA is an appropriate measure for evaluating the operating performance of the Corporation's businesses. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were from acquisitions accounted for under the purchase method of accounting. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows, and other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA differs from cash flows from operating activities primarily because it does not consider changes in assets and liabilities from period to period, and it does not include cash flows for interest and taxes.

SEGMENT RESULTS OF OPERATIONS--CONTINUING OPERATIONS
(in millions)

                                            REVENUES           OPERATING PROFIT (LOSS)            EBITDA
                                    ------------------------   ------------------------   ----------------------
     YEAR ENDED DECEMBER 31,         1998     1997     1996     1998     1997     1996     1998    1997    1996
----------------------------------------------------------------------------------------------------------------
Radio                               $1,893   $1,480   $  554   $ 542    $ 372    $ 140    $  798   $ 575   $ 197
Television                           4,919    3,891    3,563     188      129      229       529     412     467
Corporate and other                     (7)      (4)      26     (85)    (105)    (201)      (68)    (72)   (162)
Residual costs of discontinued
  businesses                            --       --       --    (163)    (143)    (114)     (163)   (143)   (114)
----------------------------------------------------------------------------------------------------------------
Total Continuing Operations         $6,805   $5,367   $4,143   $ 482    $ 253    $  54    $1,096   $ 772   $ 388
----------------------------------------------------------------------------------------------------------------

Revenues of the Corporation's Continuing Operations increased $1,438 million, or 27 percent, in 1998 compared to 1997 and increased $1,224 million, or 30 percent, in 1997 compared to 1996. The significant factors contributing to the 1998 and 1997 increases include the acquisitions of American Radio, TNN and CMT and Old Infinity. In addition, both the Radio segment and Television segment reported strong improvements for their existing properties.

Operating profit and EBITDA improved dramatically during the past three years. In 1998, operating profit and EBITDA increased $229 million and $324 million over 1997, and during 1997 increased $199 million and $384 million over 1996. These increases reflect the favorable effects of recent acquisitions as well as strong performance for both the Radio and Television segments. Most of the improvement in corporate and other costs resulted from a reduction in costs for restructuring activities.

As reflected in the table above, results for Continuing Operations have been unfavorably affected by residual costs of discontinued businesses. These costs primarily represent pension and postretirement benefit costs for inactive and retired employees of previously divested businesses. Although the Corporation's objective is to reduce this earnings constraint over the next few years, management expects that these costs will continue to negatively affect operating results in 1999 and future years.

The reported results for each of the segments include depreciation and amortization of specifically identifiable assets based on their fair values when acquired. Where appropriate, the separate business discussions that follow provide a comparison of the actual 1998 results with the pro forma results for 1997 and 1996 determined by adjusting prior-period amounts for recent acquisitions.

                                                      CBS CORPORATION         11

RADIO

The Radio segment owns and operates 160 radio stations and TDI Worldwide, Inc.
(TDI), its outdoor advertising business. Revenues and operating profit, as reported, increased dramatically in 1998 compared to 1997 and in 1997 compared to 1996. This growth was primarily driven by the inclusion of the results of operations for American Radio and Old Infinity, which were acquired on June 4, 1998 and December 31, 1996, respectively. The overall strong performance at the Corporation's existing stations and TDI also contributed to these dramatic increases. On a pro forma same station basis, revenue growth continued to outpace the industry for the Radio segment, increasing 12 percent in 1998 compared to 1997 and 20 percent in 1997 compared to 1996. These increases reflect strong growth primarily in the top 15 markets as well as double-digit growth at TDI during 1998.

Pro forma same station operating profit and EBITDA increased at a greater rate than revenues resulting in improved operating profit of 36 percent and 26 percent and EBITDA of 21 percent and 29 percent for 1998 and 1997, respectively. These increases are primarily due to the higher revenues from the strong results at the Corporation's existing stations and TDI combined with management's continued cost control efforts. The higher rate of growth in operating profit and EBITDA compared to the rate of growth in revenues is attributable to the fact that a substantial portion of the Radio segment's costs are fixed.

TELEVISION

The Television segment consists of the Corporation's 14 owned and operated television stations, the CBS television network, and the cable television operations.

The Television segment's 1998 revenue increased over 1997 by $1,028 million, or 26 percent, and its 1997 revenue increased $328 million, or 9 percent, over 1996. The 1998 increase is primarily attributable to the broadcast of the 1998 Winter Olympics during the first quarter of 1998 and the broadcast of the 1998 NFL American Football Conference games during the third and fourth quarters. Also contributing to the 1998 increase is the inclusion of revenues from the TNN and CMT cable networks which were acquired on September 30, 1997. On a pro forma basis, assuming the acquisition of TNN and CMT occurred on January 1, 1997, Television segment revenue would have increased 21 percent. The 1997 increase primarily reflects increased program syndication, as well as additional revenues generated by special programs such as the Emmy Awards. While pricing was generally higher in 1997 compared to 1996, declines in ratings on certain dayparts partially offset these improvements. The cable operations also contributed to the 1997 increase with the acquisition of TNN and CMT as well as the higher commissions earned on the increased sales levels achieved by TNN earlier in 1997 prior to its acquisition by the Corporation.

The Television segment's 1998 operating profit compared to 1997 increased $59 million, or 46 percent, and its 1997 operating profit decreased $100 million, or 44 percent, from 1996. The increase in 1998 is primarily a result of the inclusion of 1998 operating profits of TNN and CMT, the results achieved at the television stations, and the first quarter broadcast of the 1998 Winter Olympics. These improvements were partially offset by a $60 million restructuring charge and a $4 million charge for asset impairment recognized during the third quarter, as well as declines in profitability at the CBS television network during the third and fourth quarters.

The decrease in 1997 Television segment operating profit is driven by the declines in profitability at the CBS television network and the CBS cable operations. The declines at the network were due to lower audience levels in key demographic categories and higher programming costs. The 1997 declines at CBS cable were the result of increased expenditures related to TeleNoticias and costs to develop and launch Eye on People. These 1997 declines were partially offset by increases in operating profit at the television stations, which were driven by a strong advertising market and management's renewed focus on revenue growth.

The 1998 Television segment EBITDA increased over 1997 by $117 million, or 28 percent, and the 1997 EBITDA decreased by $55 million, or 12 percent, over 1996. These results were driven by the same factors impacting operating profit. On a pro forma basis, assuming the acquisition of TNN and CMT occurred on January 1, 1997, Television segment EBITDA would have increased 7 percent.

In November 1998, the Corporation finalized a joint venture agreement pursuant to which 70 percent of the Corporation's TeleNoticias cable channel business was sold. Under the terms of the agreement, the Corporation retained a 30 percent equity interest in the business and will continue to provide it with news gathering resources and programming. In December 1998, the Corporation sold its cable network, Eye On People.

 12        CBS CORPORATION

CORPORATE AND OTHER

Corporate and other consists of two primary components: corporate overhead costs and special charges relating to corporate restructuring and other matters. Costs for restructuring plans charged to Corporate and other initiated in 1998, 1997, and 1996, totaled $2 million, $15 million, and $57 million, respectively. In 1998 the Corporation also recognized special severance payments of $7 million. In addition, during 1996, the Corporation recognized a provision of $28 million related to litigation matters. These restructuring actions resulted in a reduction of approximately 15 percent in corporate overhead costs from 1997 to 1998 and approximately 20 percent from 1996 to 1997.

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

For all three years, these costs primarily reflect pension and postretirement benefit costs. The slight increase in costs during 1998 is a result of the closing of the sale of Power Generation in August 1998 and the retention of these benefit obligations. Following the sales of Energy Systems and Government Operations, the quarterly costs are expected to increase by an additional $4 million. Prior to the sales, these costs are included in the respective businesses' results of operations which are reported in Discontinued Operations.

The Corporation's objective is to reduce this earnings constraint over the next few years by fully funding the pension plan and modifying postretirement benefits. However, management expects that these costs will continue to negatively affect operating results during future years.

RESTRUCTURING OF OPERATIONS

The Corporation is committed to strengthening its businesses and improving its profitability through restructuring actions ranging from changes in business strategies to downsizing for process reengineering and productivity improvements. See note 17 to the financial statements.

During the last three years, the Corporation has undertaken restructuring programs in its businesses, primarily at the network, as well as at its former and current corporate headquarters. The majority of the restructuring costs recognized in the last three years involved the elimination of positions and separation of employees.

Restructuring actions have resulted in the recognition of costs totaling $62 million in 1998, $15 million in 1997, and $57 million in 1996. All costs were reflected in operating profit of Continuing Operations in the financial statements. Except for costs totaling $12 million in 1998 and $32 million in 1996, these restructuring costs were essentially for the separation of employees. The 1998 and 1996 plans included asset write-downs of $2 million and $15 million, respectively, and lease termination and other facility closure costs of $10 million and $17 million, respectively.

Cash expenditures for these three plans totaled $117 million, of which $53 million was spent through December 31, 1998. Cash expenditures of $36 million are projected for 1999, with the remaining $28 million occurring over the next several years. Employee separation costs generally are paid over a period of up to two years following the separation but can extend longer in certain cases. Lease cancellation costs continue over the remaining terms of the leases.

Cost reduction initiatives are undertaken when the expected benefits are substantial in relation to the cost of the programs and are realizable in the near term.

OTHER INCOME (EXPENSE), NET

Other income and expense items generated income of $43 million in 1998, $74 million in 1997, and $55 million in 1996. Generally, other income (expense) includes interest income, gains and losses on dispositions of non-strategic assets, and operating results of non-consolidated affiliates.

Interest income totaled $19 million in 1998, $11 million in 1997, and $17 million in 1996. Other income in 1997 also included a $24 million gain on the sale of a partnership interest.

INTEREST EXPENSE

Interest expense from Continuing Operations totaled $370 million in 1998, $386 million in 1997, and $401 million in 1996. The decrease in interest

                                                      CBS CORPORATION         13
expense during 1998 was driven by a reduction in average debt, primarily revolving credit borrowings, compared to 1997. Average debt was affected by the proceeds received from Infinity subsequent to its initial public offering, the timing of major acquisition and divestiture transactions, and the repurchase of shares under the Corporation's stock repurchase program. Interest rates also declined from the prior year.

During 1998, the Corporation purchased, at market value, debt securities with a face value of $298 million and reduced its availability under its credit facility from $5.5 billion to $4.0 billion. During the first quarter of 1996, the Corporation prepaid $3.6 billion of debt with proceeds received on the sale of certain industrial businesses. Later in 1996, the remaining $3.2 billion of debt under the Corporation's then-existing credit facility was prepaid and replaced with borrowings under a new revolving credit facility with more favorable borrowing rates (see Revolving Credit Facility). As a result of these prepayments of debt during 1998 and 1996, the Corporation recognized extraordinary losses of $9 million and $93 million, net of taxes of $6 million and $60 million, respectively.

In connection with the presentation of various businesses as Discontinued Operations, interest expense on Continuing Operations debt totaling $5 million, $42 million and $60 million was reclassified to Discontinued Operations for the years ended December 31, 1998, 1997, and 1996, respectively. This allocation is based on the quarterly ratio of the net assets of Discontinued Operations to the sum of total consolidated net assets plus consolidated debt.

Future interest expense will depend on the Corporation's financing strategy in future acquisitions, additional activity under the Corporation's stock repurchase program, use of proceeds from future dispositions, and payment of pension benefits, postretirement benefits, remaining divestiture costs and retained liabilities of discontinued businesses as well as the Corporation's performance.

DISCONTINUED OPERATIONS

With the Corporation's decision in late 1997 to divest its remaining industrial businesses, all of its industrial businesses are presented in the financial statements as Discontinued Operations. In August 1998, Power Generation, the largest of these industrial businesses, was sold to a subsidiary of Siemens A.G. for $1.2 billion of cash. In the third quarter of 1998, the Corporation sold the Process Control Division of its Energy Systems business for approximately $260 million in cash and the assumption of pension and other liabilities. During the second and third quarters of 1998, the Corporation sold certain securities remaining from previous divestitures and portions of its Communication & Information Systems (CISCO) segment. Proceeds from these transactions totaled more than $360 million.

Also in 1998, the Corporation announced a definitive agreement to sell the remainder of its Energy Systems business and its Government Operations business for $200 million in cash, subject to certain adjustments, and the assumption of liabilities, commitments, and obligations of approximately $950 million, all in accordance with the divestiture agreement. This transaction is scheduled to close in early 1999 and is expected to result in a gain, which will be recognized upon realization.

In prior years, the Corporation completed the sale of Thermo King on October 31, 1997 for $2.56 billion of cash. In the fourth quarter of 1997, the Corporation recognized an after-tax gain totaling $871 million in connection with the divestiture of Thermo King, the decision to divest the remaining industrial businesses, and an adjustment of prior disposal plans. During 1996, the Corporation completed the sales of Knoll and its defense and electronic systems business for a combined after-tax gain of $1.2 billion. The combined purchase price totaled $3.6 billion of cash plus the assumption by the buyer of certain pension and postretirement liabilities associated with the active employees of the defense and electronic systems business.

Also in 1996, the Corporation adopted plans to dispose of its environmental services businesses and its CISCO segment. The combined after-tax losses from these disposals approximated $200 million in 1996. Various businesses comprising these segments were divested in 1998, 1997 and 1996.

Following the divestitures of the Energy Systems and Government Operations businesses, which are expected in early 1999, the assets of Discontinued Operations will consist primarily of the portfolio investments remaining from the 1992 decision to exit the financial services business. These portfolio investments, which consist primarily of the leasing portfolio, generally are expected to liquidate through the year 2015 in accordance with contractual terms. Debt of Discontinued Operations, which totaled $428 million at December 31, 1998, includes only that amount which can be

 14        CBS CORPORATION
repaid through liquidation of the portfolio investments. Other divestiture costs and certain contingencies related to the industrial businesses also will remain in 1999.

Except for cash flows related to the portfolio investments and the associated debt, all future cash inflows and outflows of Discontinued Operations will affect Continuing Operations. Management believes that the liability for estimated loss on disposal of Discontinued Operations of $1,309 million at December 31, 1998 is adequate to cover future operating costs, estimated losses on disposal, and the remaining divestiture costs associated with all Discontinued Operations.

SEGMENT RESULTS OF OPERATIONS--DISCONTINUED OPERATIONS
(in millions)

                                               SALES OF PRODUCTS
                                                   & SERVICES                   OPERATING LOSS
                                            ------------------------         ---------------------
YEAR ENDED DECEMBER 31,                      1998     1997     1996          1998    1997    1996
--------------------------------------------------------------------------------------------------
Industrial businesses                       $2,235   $4,257   $5,389         $(118)  $(362)  $(881)
Financial services                              21       12       26           (20)    (29)    (16)
--------------------------------------------------------------------------------------------------
Total Discontinued Operations               $2,256   $4,269   $5,415         $(138)  $(391)  $(897)
--------------------------------------------------------------------------------------------------

The segment results shown in the table above include sales and operating profit for each segment prior to the measurement date of the plan as well as those after the measurement date. All operating results after the measurement date are charged directly to the liability for estimated loss on disposal.

Sales for the industrial businesses declined from $5.4 billion in 1996 to $4.3 billion in 1997 and to $2.2 billion in 1998. The decline in 1997 primarily reflects the sale of Thermo King in October as well as several other smaller businesses throughout the year. The continued effects of the 1997 disposals and the sales of several businesses throughout 1998, most notably the Power Generation business in August, resulted in the dramatic decline in 1998. Financial services revenues reflect the continued liquidation of the remaining portfolio investments.

The divestitures of the industrial businesses also reduced the operating losses over the three-year period. Sales and operating profit improved in 1998 for both Energy Systems and Government Operations, the two major industrial businesses remaining at year-end 1998. The operating loss for financial services reflects interest expense on the debt that supports the portfolio investments and other administrative costs.

INCOME TAXES

The Corporation's 1998 provision for income taxes is in excess of 100 percent of the income before taxes and minority interest. The 1998 total provision of $155 million consists of a $161 million expense from Continuing Operations and a $6 million benefit on an extraordinary item. There was no income tax provision for Discontinued Operations in 1998. The Corporation's 1997 provision for income taxes in total was 57 percent of the income before taxes and minority interest. The 1997 total provision of $740 million consists of a $73 million expense from Continuing Operations and a $667 million expense from Discontinued Operations primarily related to the gain on the sale of Thermo King. The Corporation's 1996 provision for income taxes in total was 81 percent of the income before taxes and minority interest. The 1996 total provision of $442 million consists of a $71 million benefit from Continuing Operations, a $573 million expense from Discontinued Operations primarily related to the gain on the sale of the defense and electronic systems business, and a $60 million benefit from an extraordinary item.

The Corporation's tax provision for Continuing Operations is significantly higher than the U.S. federal statutory tax rate of 35 percent of pre-tax income. This higher tax provision results primarily from the amortization of non-deductible goodwill associated with the media acquisitions in recent years. Such permanent differences between book income and taxable income can significantly impact the provision, and depending upon the Corporation's level of income or loss and the effect of non-recurring transactions, can cause dramatic fluctuations in the Corporation's effective tax rate. The components of the income tax provision (benefit) for Continuing Operations are set forth in note 5 to the financial statements.

The net deferred tax asset at December 31, 1998 and 1997 totaled $53 million and $661 million, respectively. At December 31, 1998, the significant sources of the net deferred tax asset are: (i) the cumulative net temporary differences between the carrying amounts of assets and liabilities for financial reporting

                                                      CBS CORPORATION         15
purposes and the amounts used for income tax purposes representing future net income tax deductions, and (ii) alternative minimum tax and foreign tax credit carryforwards. The remaining net temporary differences relate to a net pension obligation, obligations for postretirement and postemployment benefits, liability for estimated loss on disposal, reserves for restructuring and other matters. The temporary differences resulting in deferred income taxes are shown in the Consolidated Deferred Income Taxes by Source table in note 5 to the financial statements. Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.

The following table shows a reconciliation of income (loss) from Continuing Operations before income taxes to taxable income (loss) from Continuing
Operations:

RECONCILIATION OF PRE-TAX INCOME (LOSS) FROM CONTINUING OPERATIONS TO U.S. FEDERAL TAXABLE INCOME (LOSS)
(in millions)

YEAR ENDED DECEMBER 31,          1998    1997    1996
------------------------------------------------------
Pre-tax income (loss) from
  Continuing Operations          $ 155   $ (59)  $(292)
State income tax (benefit)         (28)    (21)     26
Stock-based compensation
  deduction                       (346)    (84)    (10)
------------------------------------------------------
Permanent differences:
  Goodwill                         253     225     120
  Other                              5      66     115
------------------------------------------------------
Net permanent differences          258     291     235
------------------------------------------------------
Temporary differences:
  Pensions                        (172)     41      94
  Depreciation and amortization     57      18       7
  Provision for restructuring
    and other actions               68    (107)    (19)
  Other                            (23)     83    (122)
------------------------------------------------------
Net temporary differences          (70)     35     (40)
------------------------------------------------------
U.S. federal taxable income
  (loss)                         $ (31)  $ 162   $ (81)
------------------------------------------------------

Certain prior year balances in the table above have been reclassified to conform with the 1998 presentation.

YEAR 2000

The Year 2000 issue results from the development of computer programs and computer chips using two digits rather than four digits to define the applicable year. Computer programs and equipment with time-sensitive software or computer chips may recognize the date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations and cause disruptions to business operations.

To address the Year 2000 issue, the Corporation has undertaken efforts to identify, modify or replace, and test systems that may not be Year 2000 compliant. The Corporation estimates its cost to achieve Year 2000 compliance to be approximately $36 million, of which $15 million has been incurred through December 31, 1998. Approximately 36 percent of the total expenditures relate to replacement of existing systems. The Corporation expects to fund these costs through its cash flows from operations. All modification costs are expensed as incurred.

Several centrally managed critical systems are currently Year 2000 compliant or will be replaced by Year 2000 compliant applications by mid-1999. A significant portion of the Year 2000 work for the Corporation's systems has been performed or is underway. The various businesses are currently in the process of developing Year 2000 procedures and guidelines. The Corporation plans to have all systems tested and compliant by the end of 1999.

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

The Corporation believes that it is difficult to fully assess the risks of the Year 2000 problem due to numerous uncertainties surrounding the issue. Management believes the primary risks are external to the Corporation and relate to the Year 2000 readiness of its suppliers and customers. The inability of the Corporation or its suppliers and customers to adequately address the Year 2000 issues on a timely basis could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. Accordingly, the Corporation plans to

 16        CBS CORPORATION
devote the resources it concludes are appropriate to address all significant Year 2000 issues in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

In 1998, the Corporation formed Infinity, a new company comprising the Radio segment of the Corporation. In December 1998, Infinity sold 18.2 percent of its common stock in an initial public offering, generating $3.2 billion of proceeds ($3.0 billion, net of offering costs). The Corporation, as the parent company of Infinity, received the benefit of nearly 90 percent of the proceeds from Infinity's stock offering through the payment by Infinity of an intercompany note and certain other intercompany transactions. These proceeds were used by the Corporation to repay its revolving credit borrowings and for general corporate purposes.

Because of the minority interest in Infinity following the stock offering, certain modifications have been made to the Corporation's cash management practices. Infinity's cash generally would be available to the Corporation under the terms of the Tax Sharing Agreement and the intercompany agreement between Infinity and the Corporation or if Infinity would pay a dividend on all of its common stock. However, Infinity does not anticipate paying any dividends in the near term. Cash generated by Infinity's operations is expected to be retained by Infinity for use in its operations or for investing. Management does not believe that this segregation of cash will materially impact the Corporation's liquidity.

On June 4, 1998, the Corporation completed the acquisition of American Radio for $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. The cash portion of the consideration was funded through additional revolving credit borrowings.

In February 1998, the Corporation announced that it would suspend dividend payments on its common stock after payment of the March 1, 1998 dividend. At that time, the Corporation also adopted a stock repurchase program under which the Corporation is now authorized to purchase up to $3 billion of its common stock. During 1998, the Corporation purchased 28,342,000 shares for $859 million.

During the third quarter of 1998, the Corporation completed the sales of Westinghouse Communications and Power Generation and during the fourth quarter completed the sale of its Process Control Division. These divestitures combined with other divestitures and asset liquidations resulted in cash proceeds totaling $2.2 billion in 1998. The Corporation expects to complete the sales of Energy Systems and Government Operations for cash proceeds of $200 million in early 1999. In addition to the cash proceeds, these transactions include the assumption by the buyers of various liabilities, commitments, and obligations of approximately $950 million, all in accordance with the terms of the divestiture agreement.

The acquisitions of TNN and CMT on September 30, 1997 and Old Infinity on December 31, 1996 were accomplished through the issuance of additional shares of the Corporation's common stock. As a result of these acquisitions, the Corporation's equity increased more than $5 billion through the issuance of nearly 250 million additional shares.

Management expects that the Corporation will have sufficient liquidity to meet ordinary future business needs. Sources of liquidity generally available to the Corporation include cash from operations, proceeds from sales of investments and non-strategic assets, cash and cash equivalents, availability under its credit facility, borrowings from other sources, including funds from the capital markets, and the issuance of additional capital stock of the Corporation.

OPERATING ACTIVITIES

The operating activities of Continuing Operations provided $295 million of cash in 1998. In 1997 and 1996, operating activities used cash of $201 million and $95 million, respectively. The $496 million improvement in operating cash flows in 1998 reflects significant improvements in the results of operations, partially offset by an increase in customer receivables. In 1997, the improvements in the operating results were more than offset by an increase in receivables and by substantial payments of accrued liabilities.

In general, the media businesses generate significant cash through their operations. The Corporation continues to invest in program rights in an ongoing effort to maintain quality programming and improve ratings in key demographic categories. In each of the last three years, the Corporation has paid approximately $400 million for interest on debt of Continuing Operations, much of which was incurred to substantially expand the media operations. In future periods, the Corporation's operating cash flows from Continuing Operations will be favorably impacted by lower interest attributable to the reduction in debt during 1998. However, the Corporation will continue to

                                                      CBS CORPORATION         17
make payments for pensions, postretirement benefits, divestiture costs and retained liabilities associated with the industrial businesses.

Cash contributions to all of the Corporation's pension plans totaled $296 million in 1998, $164 million in 1997, and $250 million in 1996. A $65 million cash contribution was made in January 1999 in accordance with applicable funding requirements. The Corporation's contribution level for 1999 is expected to approximate $270 million (including the $65 million contribution made in January
1999), and is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years.

At December 31, 1998, alternative minimum tax credit carryforwards of $266 million as well as foreign tax credit carryforwards of $87 million were available for utilization against future tax liabilities. See note 5 to the financial statements.

The operating activities of Discontinued Operations used $331 million of cash during 1998 compared to $437 million of cash during 1997 and $312 million in 1996. The cash flows in 1998, 1997, and 1996 primarily reflect cash used in the operations of the Power Generation and Energy Systems businesses, particularly in 1998 and 1997. Cash used in 1996 included substantial payments related to the sale of the defense and electronic systems business.

Future operating cash flows of Discontinued Operations will consist primarily of operating revenues and operating costs for the Energy Systems and Government Operations businesses until their divestiture in early 1999 as well as disposal costs associated with the industrial businesses. These cash flows, along with proceeds generated through divestiture of these businesses, will affect the cash flows of Continuing Operations. Cash flows associated with the financial services business, including interest costs on debt of Discontinued Operations and the repayment of that debt, will be paid through the continued liquidation of portfolio investments and are not expected to impact future cash flows of Continuing Operations.

INVESTING ACTIVITIES

Investing activities provided cash of $467 million during 1998, $2.5 billion during 1997, and $2.9 billion during 1996. Investing cash inflows from business divestitures and other asset liquidations totaled $2.2 billion in 1998, $2.8 billion during 1997, and $4.2 billion during 1996. Asset liquidations in 1998 primarily relate to Discontinued Operations and include the sale of Power Generation for $1.2 billion, the sale of the Process Control Division of Energy Systems for approximately $260 million, and the sale of other discontinued businesses, investments, and securities for nearly $500 million. In addition, approximately $200 million of proceeds was received from divestitures of several media properties. Divestitures in 1997 and 1996 primarily include the sales of Thermo King for $2.6 billion in 1997 and the sales of Knoll and the defense and electronic systems business for $3.6 billion in 1996. The Corporation expects to liquidate a significant portion of the remaining industrial assets of Discontinued Operations early in 1999.

Investing cash outflows during 1998 primarily relate to the acquisition of American Radio for $1.4 billion in cash plus the assumption of debt. For 1997, the Corporation had investing cash outflows related to a $59 million payment in connection with a swap of radio stations and the acquisition of a transit advertising company in the United Kingdom. During 1997 and 1996, the acquisitions of TNN and CMT and Old Infinity were accomplished using common stock and, except as noted below, did not require the use of cash. Acquisitions of $1.1 billion completed during 1996 included the cash investment associated with the repayment of Old Infinity debt at the time of its acquisition, as well as purchases of two Chicago radio stations, TeleNoticias, and several smaller businesses and investments.

The Corporation's capital expenditures for Continuing Operations totaled $139 million in 1998 compared to $121 million in 1997 and $93 million in 1996. The increase is primarily attributable to recent acquisitions. Over the next five years, the Corporation expects to spend approximately $120 million for equipment and other capital assets to meet commitments for digital multichannel and high definition transmission capability. Capital expenditures for Discontinued Operations will continue to decline as these businesses are sold.

In 1996, the Corporation generated $44 million of cash through the sales of investments held in trusts that were established to fund executive benefit plans. The trust investments were replaced with the Corporation's common stock.

 18        CBS CORPORATION

FINANCING ACTIVITIES

Cash provided by financing activities during 1998 totaled $327 million compared to cash used in financing activities of $2.0 billion in 1997 and $2.5 billion in 1996.

Financing cash inflows in 1998 include the net proceeds of $3.0 billion received from Infinity's initial public offering and $493 million received upon the issuance of Senior Notes due in 2005. These proceeds were primarily utilized to repay revolver borrowings (see Revolving Credit Facility). Financing cash outflows in 1998 include revolver and other debt repayments as well as the purchase of 28,342,000 shares of the Corporation's common stock for $859 million under its $3 billion multi-year stock repurchase program. Future purchases will be guided by financial policies that are consistent with maintaining an investment grade rating.

Financing cash outflows in 1997 include $2.56 billion of debt prepaid upon the sale of Thermo King. Financing cash outflows in 1996 include $3.6 billion of debt prepaid upon the sales of Knoll and the defense and electronic systems business. Also in 1996, the Corporation prepaid the remaining outstanding debt under its then-existing $7.5 billion credit facility and replaced it with borrowings under a new $5.5 billion credit facility.

Cash provided by the issuance of the Corporation's stock totaled $351 million during 1998 compared to $287 million and $130 million for 1997 and 1996, respectively. The stock was issued in connection with certain employee compensation and benefit plans.

After the payment of the March 1, 1998 dividend of $36 million, the Corporation suspended dividend payments on its common stock so that cash could be used to better enhance shareholder value. Dividends paid in 1997 include $125 million for common stock dividends and $23 million for Series C preferred stock, which converted into 32 million shares of common stock in the second quarter of 1997. Dividends paid in 1996 include $80 million for common stock dividends and $47 million for Series C preferred stock. The increase in the common stock dividends from 1996 to 1997 reflects nearly 250 million additional shares issued to acquire TNN and CMT and Old Infinity.

As a result of the increase in equity from the TNN and CMT acquisition and the financing activities described previously, the Corporation's net debt decreased from 50 percent of consolidated net capitalization at December 31, 1996 to 32 percent at December 31, 1997 and to 20 percent at December 31, 1998.

REVOLVING CREDIT FACILITY

On August 29, 1996, the Corporation executed a five-year revolving credit agreement with total commitments of $5.5 billion to replace the previous facility. This agreement was amended on March 3, 1998 to modify the financial covenants and to provide that, upon completion of the sale of Power Generation, the maximum borrowing would be reduced to $4.0 billion. The availability was reduced in August 1998 upon completion of the sale of Power Generation. Up to $1.0 billion of the current capacity is available to Infinity. With the completion of Infinity's initial public offering in December 1998, all remaining revolving credit borrowings were repaid. Thus, the unused capacity under the existing credit facility equaled $4.0 billion at December 31, 1998.

Borrowing availability under the credit agreement is subject to compliance with certain covenants, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of the financial covenants become more restrictive over the term of the agreement. At December 31, 1998, the Corporation was in compliance with the financial covenants.

Management is currently in the process of evaluating the Corporation's future credit needs under the facility in light of the recent Infinity stock offering, which may include a further reduction in the available borrowing capacity.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to market risk from changes in interest rates and foreign exchange rates. To manage this exposure, the Corporation periodically enters into interest rate and currency exchange agreements. The Corporation does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

At December 31, 1998, the Corporation's debt of Continuing Operations was $2,665 million, of which $2,634 million was fixed rate obligations. Assuming a 1 percent increase in interest rates, annual interest expense would be approximately $0.3 million higher based on the balance of variable-rate debt outstanding at December 31, 1998. With regard to fixed-rate obligations, a 1 percent decrease in interest rates would increase the value of these instruments by

                                                      CBS CORPORATION         19
approximately $151 million. At year-end 1998, the Corporation had no interest rate exchange agreements outstanding.

The Corporation continually monitors its economic exposure to changes in foreign exchange rates and enters into foreign exchange forward or option contracts to hedge its transaction exposure where appropriate. The notional amount of the Corporation's Continuing Operations foreign currency forward contracts, which were hedging firm commitments at year-end 1998, was $5 million. The majority of these related to the German Mark, Canadian Dollar, French Franc, and Australian Dollar. A 10 percent change in foreign exchange rates across all currencies in the Corporation's portfolio would not be material.

The Corporation's credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, the Corporation selects high credit quality counterparties.

For further information regarding the Corporation's debt, see note 8 to the financial statements.

ENVIRONMENTAL MATTERS

Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on the Corporation. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; and the identification of new sites. See note 11 to the financial statements. The majority of the environmental matters being addressed by the Corporation have arisen from past operation of its industrial businesses. Although the majority of the industrial businesses were divested by year-end 1998, the Corporation has retained certain obligations relating to these past activities. At December 31, 1998, the Corporation had an accrued liability of $312 million. Of this amount, $228 million covers site investigation and remediation, and $84 million is for post-closure and monitoring activities for approximately 70 sites for which environmental responsibility remains with the Corporation. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. Should alternative remediation strategies be selected, the costs related to these sites could differ from the amounts currently accrued. The Corporation recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

In addition, included in Discontinued Operations are environmental liabilities directly related to sites that are expected to be assumed by buyers pursuant to divestiture transactions or to surplus properties awaiting disposition.

Management believes, based on its best estimate, that the Corporation has adequately provided for its present environmental obligations and that complying with existing government regulations will not materially impact the Corporation's financial position, liquidity, or results of operations.

LEGAL MATTERS

The Corporation is defending a number of lawsuits on various matters. See notes 10 and 11 to the financial statements. The Corporation has provided for management's best estimate of costs associated with resolution of these matters.

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on this basis. In court actions resolved, the Corporation has prevailed in the majority of these claims and has resolved others through settlement. The Corporation is reimbursed for a substantial portion of its current costs and settlements through its insurance carriers. The Corporation has provided for its share of estimated costs associated with outstanding claims. Factors considered in evaluating this litigation include: claimed product involvement, alleged exposure to product, alleged disease, validity of medical claims, number of resolved claims, available insurance proceeds, and status of litigation in multiple jurisdictions. The Corporation has not been able to reasonably estimate costs for unasserted asbestos claims. However, the Corporation reviews asbestos claims on an ongoing basis and adjusts its liability as appropriate.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the Corporation's pending cases and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of opera-

 20        CBS CORPORATION
tions for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced in notes 10 and 11 and that the Corporation has adequately provided for costs arising from resolution of these matters. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

RETAINED LIABILITIES OF DISCONTINUED BUSINESSES

Liabilities for certain environmental, litigation, and other matters, although arising from discontinued businesses, have been or are expected to be retained by the Corporation following the divestiture of those businesses. As a result, liabilities totaling $1.0 billion at December 31, 1998 and related assets of $225 million have been separately presented in Continuing Operations on the Corporation's consolidated balance sheet. See notes 9 and 11 to the financial statements.

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

                                                      CBS CORPORATION         21

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

 22        CBS CORPORATION

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CBS CORPORATION

We have audited the accompanying consolidated balance sheet of CBS Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders' equity for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBS Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP
New York, New York
January 27, 1999

                                                      CBS CORPORATION         23

CONSOLIDATED STATEMENT OF INCOME AND
COMPREHENSIVE INCOME
(in millions except per-share amounts)

YEAR ENDED DECEMBER 31,                                        1998         1997         1996
-----------------------------------------------------------------------------------------------
Revenues                                                      $ 6,805      $ 5,367      $ 4,143
Operating expenses                                             (4,373)      (3,483)      (2,786)
Depreciation and amortization                                    (571)        (445)        (279)
Marketing, administration, and general expenses                (1,216)      (1,043)        (910)
Residual costs of discontinued businesses                        (163)        (143)        (114)
-----------------------------------------------------------------------------------------------
Operating profit                                                  482          253           54
Other income (expense), net (note 18)                              43           74           55
Interest expense                                                 (370)        (386)        (401)
-----------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations before income taxes and minority interest in income of consolidated
 subsidiaries                                                     155          (59)        (292)
Income tax (expense) benefit                                     (161)         (73)          71
Minority interest in (income) loss of consolidated
  subsidiaries                                                     (6)           1           --
-----------------------------------------------------------------------------------------------
Loss from Continuing Operations                                   (12)        (131)        (221)
-----------------------------------------------------------------------------------------------
Discontinued Operations, net of income taxes (notes 1 and
  10):
  Loss from Discontinued Operations                                --         (191)        (609)
  Gain on disposal of Discontinued Operations                      --          871        1,018
-----------------------------------------------------------------------------------------------
Income from Discontinued Operations                                --          680          409
Extraordinary item, net of income taxes:
  Loss on early extinguishment of debt (note 2)                    (9)          --          (93)
-----------------------------------------------------------------------------------------------
Net income (loss)                                             $   (21)     $   549      $    95
-----------------------------------------------------------------------------------------------
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (NOTE
  15):
Continuing Operations                                         $  (.02)     $  (.24)     $  (.67)
Discontinued Operations                                            --         1.08         1.02
Extraordinary item                                               (.01)          --         (.23)
-----------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common share            $  (.03)     $   .84      $   .12
-----------------------------------------------------------------------------------------------
Cash dividends per common share                               $   .05      $   .20      $   .20
-----------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS):
Net income (loss)                                             $   (21)     $   549      $    95
-----------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes (note 13)
  Unrealized gains (losses) on marketable securities, net of
     taxes of $.1 million in 1998                                   1           --           --
  Minimum pension liability adjustment, net of taxes of $19
     million, $14 million, and $229 million, respectively         (37)          25          424
-----------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                 (36)          25          424
-----------------------------------------------------------------------------------------------
Comprehensive income (loss)                                   $   (57)     $   574      $   519
-----------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

 24        CBS CORPORATION

CONSOLIDATED BALANCE SHEET
(in millions)

AT DECEMBER 31,                                                1998         1997
----------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents (note 2)                          $   798      $     8
  Customer receivables (net of allowance for doubtful
     accounts of $48 million
     and $35 million)                                           1,180          936
  Program rights                                                  533          502
  Deferred income taxes (note 5)                                  138          394
  Prepaid and other current assets                                140          135
----------------------------------------------------------------------------------
  Total current assets                                          2,789        1,975
  Property and equipment, net (note 6)                          1,149        1,066
  FCC licenses, net (note 7)                                    4,308        2,171
  Goodwill, net (note 7)                                       10,357        9,681
  Net assets of Discontinued Operations (note 10)                  --          212
  Other intangible and noncurrent assets (note 7)               1,536        1,610
----------------------------------------------------------------------------------
Total assets                                                  $20,139      $16,715
----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt (note 8)                                    $    --      $    89
  Current maturities of long-term debt (note 8)                   159           62
  Accounts payable                                                336          221
  Liabilities for talent and program rights                       290          309
  Other current liabilities (note 9)                              820          868
----------------------------------------------------------------------------------
  Total current liabilities                                     1,605        1,549
  Long-term debt (note 8)                                       2,506        3,236
  Pension liability (note 4)                                      945        1,149
  Postretirement benefit liability (note 4)                     1,046        1,160
  Net liabilities of Discontinued Operations (note 10)          1,284           --
  Other noncurrent liabilities (note 9)                         2,081        1,536
----------------------------------------------------------------------------------
Total liabilities                                               9,467        8,630
----------------------------------------------------------------------------------
Contingent liabilities and commitments (notes 11 and 12)
Minority interest in equity of consolidated subsidiaries
  (note 14)                                                     1,618            5
----------------------------------------------------------------------------------
Shareholders' equity (note 13):
  Preferred stock, $1.00 par value (25 million shares
     authorized, no shares issued)                                 --           --
  Common stock, $1.00 par value (1,100 million shares
     authorized, 734 million and 718 million shares issued)       734          718
  Capital in excess of par value                                8,914        7,178
  Common stock held in treasury, at cost                       (1,215)        (530)
  Retained earnings                                             1,428        1,485
  Accumulated other comprehensive loss                           (807)        (771)
----------------------------------------------------------------------------------
Total shareholders' equity                                      9,054        8,080
----------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $20,139      $16,715
----------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

                                                      CBS CORPORATION         25

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

YEAR ENDED DECEMBER 31,                                        1998         1997         1996
-----------------------------------------------------------------------------------------------
Cash flows from operating activities of Continuing
  Operations:
 Loss from Continuing Operations                              $   (12)     $  (131)     $  (221)
  Adjustment to reconcile loss from Continuing Operations to net cash provided (used) by operating activities:
    Depreciation and amortization                                 571          445          279
    Gains on asset dispositions                                    (5)         (39)         (29)
    Other noncash adjustments                                    (150)         (81)        (164)
    Changes in assets and liabilities, net of effects of
     acquisitions and divestitures of businesses:
       Receivables, current and noncurrent                       (178)        (144)         (22)
       Accounts payable                                            94           14           67
       Program rights                                              72          (79)        (148)
       Deferred and current income taxes                           10            5           37
       Other assets and liabilities                              (107)        (191)         106
-----------------------------------------------------------------------------------------------
Cash provided (used) by operating activities of Continuing
  Operations                                                      295         (201)         (95)
-----------------------------------------------------------------------------------------------
Cash used by operating activities of Discontinued Operations
 (note 10)                                                       (331)        (437)        (312)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired, and
    investments                                                (1,487)         (59)      (1,110)
  Business divestitures and other asset liquidations            2,168        2,752        4,165
  Capital expenditures -- Continuing Operations                  (139)        (121)         (93)
  Capital expenditures -- Discontinued Operations                 (40)         (85)        (113)
  Asset liquidations of trust investments                          --           --           44
  Deposits in acquisition trust                                   (35)          --           --
-----------------------------------------------------------------------------------------------
Cash provided by investing activities                             467        2,487        2,893
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank revolver borrowings                                      4,129        2,970        7,263
  Bank revolver repayments                                     (6,161)      (4,555)      (4,318)
  Issuance of subsidiary stock                                  3,047           --           --
  Net reduction in other short-term debt                          (89)        (406)        (403)
  Issuance of senior notes                                        493           --           --
  Repayments of long-term debt                                   (539)        (153)      (5,012)
  Stock issued                                                    351          287          130
  Purchase of treasury stock                                     (859)          --           --
  Bank fees and other costs                                        (9)         (10)         (12)
  Dividends paid                                                  (36)        (148)        (127)
-----------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                      327       (2,015)      (2,479)
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  758         (166)           7
Cash and cash equivalents at beginning of period for
 Continuing and
 Discontinued Operations (notes 2 and 10)                          67          233          226
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period for Continuing
 and
 Discontinued Operations (notes 2 and 10)                     $   825      $    67      $   233
-----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid -- Continuing Operations                      $   373      $   395      $   392
  Interest paid -- Discontinued Operations                         51           95          106
-----------------------------------------------------------------------------------------------
Total interest paid                                           $   424      $   490      $   498
-----------------------------------------------------------------------------------------------
Income taxes paid (refunded)                                  $   145      $    68      $   (34)
-----------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements and include descriptions of noncash transactions.

 26        CBS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

                                                                                            ACCUMULATED
                                            COMMON     CAPITAL IN                              OTHER
                              PREFERRED    STOCK AT     EXCESS OF    TREASURY   RETAINED   COMPREHENSIVE
                                STOCK     PAR VALUE     PAR VALUE     STOCK     EARNINGS   INCOME (LOSS)     TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995    $  4        $ 426        $ 1,847     $  (720)   $ 1,116       $(1,220)      $ 1,453
Shares issued under various
 compensation and benefit
 plans                                                       (41)        161                                    120
Shares issued under dividend
 reinvestment plan                                            (3)         13                                     10
Shares issued for Old
 Infinity acquisition                         183          3,573                                              3,756
Comprehensive income:
  Pension liability
   adjustment, net of
   deferred taxes                                                                                 424           424
Net income                                                                           95                          95
Dividends paid                                                                     (127)                       (127)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    $  4        $ 609        $ 5,376     $  (546)   $ 1,084       $  (796)      $ 5,731
Series C preferred shares
 converted                        (4)          32            (28)                                                --
Shares issued under various
 compensation and benefit
 plans                                         18            333          15                                    366
Shares issued under dividend
 reinvestment plan                                             7           1                                      8
Shares issued for TNN and
 CMT acquisition                               59          1,490                                              1,549
Comprehensive income:
  Pension liability
   adjustment, net of
   deferred taxes                                                                                  25            25
Net income                                                                          549                         549
Dividends paid                                                                     (148)                       (148)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    $ --        $ 718        $ 7,178     $  (530)   $ 1,485       $  (771)      $ 8,080
Gain on issuance of
 subsidiary stock (note 14)                                1,439                                              1,439
Shares issued under various
 compensation and benefit
 plans                                         16            293         174                                    483
Shares issued under dividend
 reinvestment plan                                             4                                                  4
Shares repurchased                                                      (859)                                  (859)
Comprehensive income:
  Pension liability
   adjustment, net of
   deferred taxes                                                                                 (37)          (37)
  Unrealized gain on
   marketable securities,
   net of deferred taxes                                                                            1             1
Net loss                                                                            (21)                        (21)
Dividends paid                                                                      (36)                        (36)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998    $ --        $ 734        $ 8,914     $(1,215)   $ 1,428       $  (807)      $ 9,054
-------------------------------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

                                                      CBS CORPORATION         27

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

CONSOLIDATION

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

The Corporation's Continuing Operations include the Radio and Outdoor Advertising (Radio) segment and the Television segment. The Television segment was formed in 1998 to include the operations of the CBS television network, the television stations, and the cable operations. In addition, goodwill acquired in connection with the 1995 acquisition of CBS Inc. was allocated between the Radio and Television segments. Such goodwill and related amortization were previously included in corporate and other costs. As a result of these actions taken by the Corporation during 1998, certain previously reported amounts have been restated to conform to the 1998 presentations. None of these actions impacted the consolidated results of operations or financial position for any current or prior period. Segment information is included in note 19 to the financial statements.

In 1998, the Corporation formed a new company named Infinity Broadcasting Corporation (Infinity) comprising the Radio segment of the Corporation. In December 1998, Infinity sold 18.2 percent of its common stock in an initial public offering, generating net proceeds of $3.0 billion. See note 14 to the financial statements.

On June 4, 1998, the Corporation completed the acquisition of the radio broadcasting operations of American Radio Systems Corporation (American Radio). On September 30, 1997, the Corporation acquired two major cable networks: The Nashville Network (TNN) and Country Music Television (CMT). On December 31, 1996, the Corporation acquired Infinity Media Corporation, formerly known as Infinity Broadcasting Corporation (Old Infinity). The Corporation's Consolidated Statement of Income and Comprehensive Income includes the operating results of the acquired entities from their respective dates of acquisition. See note 3 to the financial statements.

DISCONTINUED OPERATIONS

Under various disposal plans adopted in recent years, the Corporation has either completed or entered into definitive agreements to divest essentially all of its industrial businesses. These businesses have been classified as Discontinued Operations in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." See note 10 to the financial statements.

Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

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

 28        CBS CORPORATION

ENVIRONMENTAL COSTS

The Corporation records liabilities when environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. Such estimates are adjusted if necessary as new remediation requirements are defined or as more information becomes available.

EXTRAORDINARY ITEM

During 1998, the Corporation purchased, at market value, debt securities with a face value of $298 million and reduced the availability under its credit facility from $5.5 billion to $4.0 billion. In 1996, the Corporation extinguished prior to maturity $6.8 billion of debt under its then-existing $7.5 billion credit facility. As a result of these early extinguishments and the write-off of related debt issue costs, the Corporation recognized extraordinary losses of $9 million in 1998 and $93 million in 1996, net of tax benefits of $6 million and $60 million, respectively.

CASH AND CASH EQUIVALENTS

The Corporation considers all investment securities with a maturity of three months or less when acquired to be cash equivalents. All cash and temporary investments are placed with high credit quality financial institutions, and the amount of credit exposure to any one financial institution is limited.

PROGRAM RIGHTS

Costs incurred in connection with the production of, or the purchase of, rights to programs to be broadcast within one year are classified as current assets while costs of programs to be broadcast after one year are considered noncurrent. Program costs are amortized as the respective programs are broadcast. Program rights are carried at the lower of unamortized cost or estimated net realizable value.

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

GAINS AND LOSSES ON ISSUANCE OF SUBSIDIARY STOCK

Gains and losses on the issuance of subsidiary stock are recognized directly in the Corporation's shareholders' equity through an increase or decrease to capital in excess of par value in the period in which the sale occurs.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, from time to time, have been utilized by the Corporation to manage its interest rate risk. Under interest rate contracts, the differentials to be received or paid are recognized in income over the life of the contract as adjustments to interest expense. Gains and losses on terminations of hedge contracts are recognized as interest expense when terminated in conjunction with the termination of the anticipated hedged transaction, or to the extent that such hedged transaction remains outstanding, deferred and amortized to interest expense over the remaining life of that transaction. As of December 31, 1998, no interest exchange contracts were outstanding.

                                                      CBS CORPORATION         29

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, product liabilities, program rights, contracts, pensions, income taxes, and Discontinued Operations, based on currently available information. Changes in facts and circumstances may result in revised estimates.

NEW PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Corporation's derivative and hedging transactions at December 31, 1998 are not material and adoption of this standard will not materially impact its financial results or disclosure.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," were issued. SFAS 130, which requires that an enterprise report by major component and as a single total the change in its net assets from nonowner sources during the period, was adopted in the first quarter of 1998. SFAS 131, which establishes annual reporting standards for an enterprise's operating segments and related disclosures about its products, geographic areas, and major customers, is incorporated in disclosures for 1998 annual reporting purposes. In February 1998, SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS 132 requires additional disclosures concerning changes in the Corporation's pension and other postretirement benefit obligations and assets and eliminates certain disclosures no longer considered useful. The Corporation has adopted the provisions of this standard for 1998 annual reporting purposes. Adoption of these statements did not impact the Corporation's consolidated financial position, results of operations, or cash flows, and any effects are limited to the form and content of its disclosures.

At December 31, 1997, the Corporation adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and disclosing basic and diluted earnings per common share. Earnings per common share for all periods presented are computed in accordance with SFAS 128. See note 15 to the financial statements.

NOTE 3: ACQUISITIONS

On June 4, 1998, the Corporation acquired the radio broadcasting operations of American Radio for $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. The acquisition was accounted for under the purchase method. Based on preliminary estimates, which may be revised at a later date, the excess consideration paid over the estimated fair value of net assets acquired totaling approximately $0.8 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

On September 30, 1997, the Corporation acquired TNN and CMT, Gaylord Entertainment Company's (Gaylord) two major cable networks. The total purchase price of $1.55 billion was paid through the issuance of 59 million shares of the Corporation's common stock. The acquisition was accounted for under the purchase method. The excess of the consideration paid over the estimated fair value of net assets acquired of $1.2 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years. Prior to the acquisition, the Corporation provided certain services to TNN and CMT for which it received a commission. Additionally, the Corporation owned a 33 percent interest in CMT.

 30        CBS CORPORATION

The estimated fair values of assets acquired and liabilities assumed are summarized in the following table:

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
(in millions)

                               AMERICAN
                                 RADIO         TNN AND CMT
                              AT JUNE 4,     AT SEPTEMBER 30,
                                 1998              1997
--------------------------------------------------------------
Cash                            $   18            $    8
Receivables                         88                63
Program rights                      --                22
Property and equipment             129                49
Identifiable intangible
  assets:
  FCC licenses                   2,346                --
  Cable license agreements          --               506
Goodwill                           825             1,196
Other assets                        53                 4
Liabilities for talent,
 program rights, and similar
 contracts                          --               (39)
Debt                            (1,316)               --
Deferred income taxes             (654)             (182)
Other liabilities                  (89)              (77)
--------------------------------------------------------------
Total purchase price            $1,400            $1,550
--------------------------------------------------------------

The following unaudited pro forma information combines the consolidated results of operations of the Corporation with those of American Radio and TNN and CMT as if these acquisitions had occurred on January 1, 1997. The pro forma results give effect to certain purchase accounting adjustments, including additional depreciation expense resulting from a step-up in the basis of fixed assets, additional amortization expense from goodwill and other identifiable intangible assets, increased interest expense from acquisition debt, related income tax effects, and the issuance of additional shares in connection with the acquisitions.

PRO FORMA RESULTS
(unaudited, in millions except per-share amounts)

YEAR ENDED DECEMBER 31,                1998      1997
------------------------------------------------------
Revenues                              $6,973    $5,950
Interest expense                        (445)     (559)
Loss from Continuing Operations          (61)     (232)
Basic and diluted loss per common
  share -
 Continuing Operations                  (.09)     (.38)
------------------------------------------------------

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

NOTE 4: PENSIONS, OTHER
        POSTRETIREMENT BENEFITS, AND
        POSTEMPLOYMENT BENEFITS

The Corporation has a number of defined benefit pension and other postretirement benefit plans.

The change in benefit obligation and plan assets and the amounts recognized in the consolidated balance sheet are presented in the following tables:

RECONCILIATION OF FUNDED STATUS
(in millions)

                                               POSTRETIREMENT
                          PENSION BENEFITS        BENEFITS
                          -----------------   -----------------
AT DECEMBER 31,            1998      1997      1998      1997
---------------------------------------------------------------
CHANGE IN BENEFIT
  OBLIGATION:
Benefit obligation at
 beginning of year        $ 5,276   $ 5,194   $ 1,425   $ 1,405
Service cost                   60        62        10        11
Interest cost                 359       384        98       104
Plan participants'
 contributions                 13        16         3         3
Actuarial loss                463       386        58        54
Foreign currency
 exchange rate change         (13)      (11)       (1)       (2)
Benefits paid                (644)     (706)     (114)     (114)
Plan amendments                --       (69)     (112)      (14)
Divestitures                 (136)      (59)      (52)      (22)
Special termination
  benefits                     52        79        --        --
---------------------------------------------------------------
Benefit obligation at
 end of year              $ 5,430   $ 5,276   $ 1,315   $ 1,425
---------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan
 assets at beginning of
 year                     $ 4,014   $ 3,930   $    69   $    68
Actual return on plan
  assets                      705       636         6         6
Employer contributions        296       164        97       106
Plan participants'
 contributions                 13        16         3         3
Benefits paid                (644)     (706)     (114)     (114)
Foreign currency
 exchange rate change         (13)       --        --        --
Divestitures                 (118)      (26)       --        --
---------------------------------------------------------------
Fair value of plan
 assets at end of year    $ 4,253   $ 4,014   $    61   $    69
---------------------------------------------------------------
FUNDED STATUS:
Net amount recognized     $   128   $    76   $(1,144)  $(1,195)
Unrecognized actuarial
  loss                     (1,366)   (1,385)     (247)     (197)
Unrecognized prior
 service benefit              105       135       137        36
Unrecognized net
 transition obligation        (44)      (88)       --        --
---------------------------------------------------------------
Funded status             $(1,177)  $(1,262)  $(1,254)  $(1,356)
---------------------------------------------------------------

                                                      CBS CORPORATION         31

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEET
(in millions)

                                               POSTRETIREMENT
                          PENSION BENEFITS        BENEFITS
                          -----------------   -----------------
AT DECEMBER 31,            1998      1997      1998      1997
---------------------------------------------------------------
Prepaid benefit cost      $     5   $    36   $    --   $    --
Accrued benefit
  liability                (1,105)   (1,149)   (1,144)   (1,195)
Intangible asset                5        22        --        --
Accumulated other
 comprehensive income         808       771        --        --
Deferred tax effects of
 accumulated other
 comprehensive income         415       396        --        --
---------------------------------------------------------------
Net amount recognized     $   128   $    76   $(1,144)  $(1,195)
---------------------------------------------------------------

Of the amounts above, the following are included in the balance sheet of Discontinued Operations. All other amounts are included in the balance sheet of Continuing Operations.

AMOUNTS RECOGNIZED IN DISCONTINUED OPERATIONS
(in millions)

                               PENSION      POSTRETIREMENT
                              BENEFITS         BENEFITS
                            -------------   ---------------
AT DECEMBER 31,             1998    1997     1998     1997
-----------------------------------------------------------
Prepaid benefit cost        $   5   $  36   $  --    $  --
Accrued benefit liability    (160)     --     (98)     (35)
-----------------------------------------------------------
Total                       $(155)  $  36   $ (98)   $ (35)
-----------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,495 million, $4,316 million, and $3,234 million, respectively, as of December 31, 1998, and $4,292 million, $4,104 million, and $2,991 million, respectively, as of December 31, 1997.

Included in plan assets at December 31, 1998 are 5,614,600 shares of the Corporation's common stock with a market value of $184 million.

The assumptions used to measure the present value of benefit obligations and net periodic benefit cost are shown in the following table:

SIGNIFICANT ASSUMPTIONS

                                              POSTRETIREMENT
                        PENSION BENEFITS         BENEFITS
                       ------------------   ------------------
AT DECEMBER 31,        1998   1997   1996   1998   1997   1996
--------------------------------------------------------------
Discount rate          6.75%  7.25%  7.75%  6.75%  7.25%  7.75%
Expected return on
 plan assets            9.5    9.5    9.5    7.0    7.0    7.0
Compensation increase
 rate                   4.0    4.0    4.0    4.0    4.0    4.0
--------------------------------------------------------------

For measurement purposes, an 8.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.75 percent for 2007 and remain at that level thereafter.

COMPONENTS OF NET PERIODIC BENEFIT COST
(in millions)

                                                                 PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                               ---------------------       ------------------------
YEAR ENDED DECEMBER 31,                                        1998    1997    1996         1998     1997     1996
-------------------------------------------------------------------------------------------------------------------
Service cost                                                   $  60   $  62   $  70        $ 10     $ 11     $ 11
Interest cost                                                    359     384     371          98      104       97
Expected return on plan assets                                  (342)   (346)   (347)         (5)      (5)      (5)
Amortization of unrecognized net transition obligation            22      27      25          --       --       --
Amortization of unrecognized prior service benefit               (14)    (10)     (7)         (3)      (3)      (3)
Recognized actuarial loss                                         93      83     108           5        4        7
-------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                      $ 178   $ 200   $ 220        $105     $111     $107
-------------------------------------------------------------------------------------------------------------------
DISTRIBUTION OF NET PERIODIC BENEFIT COST:
Continuing Operations                                          $ 106   $ 117   $  99        $ 80     $ 69     $ 52
Discontinued Operations                                           72      83     121          25       42       55
-------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                      $ 178   $ 200   $ 220        $105     $111     $107
-------------------------------------------------------------------------------------------------------------------

A one percentage point increase or decrease in the assumed health care cost trend rates would have an approximate effect of a $3 million increase or decrease on the total of service and interest cost components and a $32 million increase or decrease on the postretirement benefit obligation.

The Corporation also participates in various multi-employer, union-administered defined benefit plans that cover certain broadcast employees. Pension expense related to these multi-employer plans for 1998, 1997 and 1996 was $12 million, $11 million and $10 million, respectively.

 32        CBS CORPORATION

The Corporation also provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 31, 1998 and 1997, the Corporation's liability for postemployment benefits totaled $55 million and $66 million, respectively. The portion of this liability included in the net assets of Discontinued Operations was $26 million and $38 million at December 31, 1998 and 1997, respectively.

NOTE 5: INCOME TAXES

Income tax expense (benefit) included in the consolidated financial statements follows:

COMPONENTS OF CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
(in millions)

YEAR ENDED DECEMBER 31,                1998   1997   1996
---------------------------------------------------------
Continuing Operations                  $161   $ 73   $(71)
Discontinued Operations                  --    667    573
Extraordinary item                       (6)    --    (60)
---------------------------------------------------------
Income tax expense                     $155   $740   $442
---------------------------------------------------------

The tax provision for Discontinued Operations includes tax expense of $779 million in 1997 and $868 million in 1996 related to the gain on disposal of Discontinued Operations.

INCOME TAX EXPENSE (BENEFIT) FROM
CONTINUING OPERATIONS
(in millions)

YEAR ENDED DECEMBER 31,                1998   1997   1996
---------------------------------------------------------
Current:
  Federal                              $119   $ 37   $(17)
  State                                  28     19    (19)
  Foreign                                 9      1     --
---------------------------------------------------------
Total current income tax expense
  (benefit)                             156     57    (36)
---------------------------------------------------------
Deferred:
  Federal                                 5     14    (28)
  State                                  --      2     (7)
---------------------------------------------------------
Total deferred income tax expense
  (benefit)                               5     16    (35)
---------------------------------------------------------
Income tax expense (benefit)           $161   $ 73   $(71)
---------------------------------------------------------

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
(in millions)

YEAR ENDED DECEMBER 31,                1998   1997   1996
---------------------------------------------------------
Current:
  Federal                              $127   $ 79   $ 88
  State                                  28     73     52
  Foreign                                 9     46     27
---------------------------------------------------------
Total current income tax expense        164    198    167
---------------------------------------------------------
Deferred:
  Federal                                (9)   553    269
  State                                  --    (41)    (2)
  Foreign                                --     30      8
---------------------------------------------------------
Total deferred income tax expense
  (benefit)                              (9)   542    275
---------------------------------------------------------
Income tax expense                     $155   $740   $442
---------------------------------------------------------

The tax benefit associated with stock based compensation plans reduced taxes currently payable by $121 million for 1998, $29 million for 1997, and $4 million for 1996.

During 1998, 1997, and 1996, $19 million, $14 million, and $229 million of deferred tax effects, respectively, were recorded in shareholders' equity (comprehensive income) as part of the minimum pension liability adjustment. See note 4 to the financial statements.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to significant portions of deferred income tax liabilities or assets are shown in the following table:

CONSOLIDATED DEFERRED INCOME TAXES BY SOURCE
(in millions)

YEAR DECEMBER 31,                        1998      1997
---------------------------------------------------------
Deferred tax assets:
  Provision for expenses and losses     $ 1,514   $ 1,204
  Postretirement and postemployment
   benefits                                 421       442
  Minimum pension liability                 415       396
  Tax credit carryforwards                  353       316
  Long-term contracts in process              9        91
  Other                                     362       267
---------------------------------------------------------
Total deferred tax assets                 3,074     2,716
Valuation allowance                         (84)     (137)
---------------------------------------------------------
Net deferred tax asset                    2,990     2,579
---------------------------------------------------------
Deferred tax liabilities:
  Property, equipment, and intangibles
    assets                               (1,768)   (1,176)
  Leasing activities                       (526)     (572)
  Other                                    (643)     (170)
---------------------------------------------------------
Total deferred tax liabilities           (2,937)   (1,918)
---------------------------------------------------------
Deferred income taxes, net asset        $    53   $   661
---------------------------------------------------------

                                                      CBS CORPORATION         33

At December 31, 1998 and 1997, included in the balance sheet of Continuing Operations and net assets of Discontinued Operations are the following deferred tax assets and liabilities:

BALANCE SHEET STATUS
(in millions)

AT DECEMBER 31,                         1998     1997
-----------------------------------------------------
Continuing Operations                   $(361)   $170
Discontinued Operations                   414     491
-----------------------------------------------------
Deferred income taxes, net asset        $  53    $661
-----------------------------------------------------

The valuation allowance for deferred taxes primarily reflects foreign tax credits not anticipated to be utilized as a result of the reduction in foreign source income caused by the divestiture of foreign subsidiaries principally related to Discontinued Operations.

Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.

At December 31, 1998, there were alternative minimum tax credit carryforwards of $266 million that have no expiration date and foreign tax credit carryforwards of $87 million that will expire through 2003.

INCOME TAX EXPENSE (BENEFIT) FROM
CONTINUING OPERATIONS
(in millions)

YEAR ENDED DECEMBER 31,           1998   1997    1996
------------------------------------------------------
Federal income tax expense
 (benefit) at statutory rate      $ 54   $ (21)  $(102)
Increase (decrease) in tax
 resulting from:
  Amortization of goodwill          88      78      42
  State income tax expense
   (benefit), net of federal
   effect                           18      13     (17)
  Lower tax rate on income of
   foreign sales corporation        (5)     (5)     (2)
  Nondeductible expenses             4       3       4
  Other differences, net             2       5       4
------------------------------------------------------
Income tax expense (benefit)
 from Continuing Operations       $161   $  73   $ (71)
------------------------------------------------------

The foreign portion of income or loss from Continuing Operations before income taxes and minority interest in income of consolidated subsidiaries consisted of income of $26 million in 1998, $13 million in 1997, and $0 million in 1996. Such income consists of profits and losses generated from foreign operations that can be subject to both U.S. and foreign income taxes.

The federal income tax returns of the Corporation and its wholly owned subsidiaries are settled through the year ended December 31, 1989. The Corporation has reached an agreement with the Internal Revenue Service regarding certain issues for the years 1990 through 1992 and a tentative agreement for 1993. Management believes that adequate provisions for taxes have been made through December 31, 1998.

NOTE 6: PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT
(in millions)

AT DECEMBER 31,                         1998      1997
-------------------------------------------------------
Land and buildings                     $  613    $  642
Equipment                                 932       802
Construction in progress                   77        37
-------------------------------------------------------
Property and equipment, at cost         1,622     1,481
Accumulated depreciation                 (473)     (415)
-------------------------------------------------------
Property and equipment, net            $1,149    $1,066
-------------------------------------------------------

For the years ended December 31, 1998, 1997, and 1996, depreciation expense totaled $137 million, $120 million, and $105 million, respectively.

NOTE 7: OTHER INTANGIBLE AND
        NONCURRENT ASSETS

OTHER INTANGIBLE AND NONCURRENT ASSETS
(in millions)

AT DECEMBER 31,                         1998      1997
-------------------------------------------------------
Cable license agreements               $  441    $  491
Other intangible assets                   357       384
Intangible pension asset (note 4)           5        22
Deferred charges                           33        48
Joint ventures and other affiliates       116       122
Recoverable costs of discontinued
 businesses (note 11)                     180       208
Noncurrent receivables                    228       145
Program rights                             93       135
Other                                      83        55
-------------------------------------------------------
Other intangible and noncurrent
  assets                               $1,536    $1,610
-------------------------------------------------------

Cable license agreements and other intangible assets are presented in the preceding table net of accumulated amortization of $122 million at December 31, 1998 and $70 million at December 31, 1997.

Joint ventures and other affiliates include investments in companies over which the Corporation exercises significant influence but does not control.

FCC licenses and goodwill are shown on the consolidated balance sheet net of accumulated amortization. At December 31, 1998 and 1997, accumulated amortization for FCC licenses is $173 million and $105 million and for goodwill is $721 million and $435 million, respectively.

 34        CBS CORPORATION

NOTE 8: DEBT

SHORT-TERM DEBT
(in millions)
--------------------------------------------------------------------------------

                                                       1998                                             1997
                                   ---------------------------------------------    ---------------------------------------------
                                     AT DECEMBER 31          DURING THE YEAR          AT DECEMBER 31          DURING THE YEAR
                                   -------------------   -----------------------    -------------------   -----------------------
                                             COMPOSITE   AVG. OUT-     WEIGHTED               COMPOSITE   AVG. OUT-     WEIGHTED
                                   BALANCE     RATE       STANDING    AVG. RATE     BALANCE     RATE       STANDING    AVG. RATE
---------------------------------------------------------------------------------------------------------------------------------
Credit facility                      $--         --%        $367         5.9%         $--         --%        $362         6.0%
Short-term foreign bank loans         --         --           19         5.7           96        4.8           81         5.9
Other                                 --         --           16         6.0           --         --           19         5.9
---------------------------------------------------------------------------------------------------------------------------------
Total short-term debt                $--                                              $96
Less amount directly attributable
 to Discontinued Operations           --                                               (7)
---------------------------------------------------------------------------------------------------------------------------------
Short-term debt - Continuing
  Operations                         $--                                              $89
---------------------------------------------------------------------------------------------------------------------------------

Average outstanding borrowings were determined based on daily amounts outstanding for the credit facilities and on monthly balances outstanding for short-term foreign bank loans.

LONG-TERM DEBT
(in millions)

YEAR ENDED DECEMBER 31,                1998      1997
------------------------------------------------------
Revolver                              $   --    $1,465
7.15% senior notes due 2005              498        --
8-3/8% notes due 2002                    322       348
6-7/8% notes due 2003                    275       275
8-5/8% debentures due 2012               272       273
7-7/8% debentures due 2023               267       325
8-7/8% notes due 2001                    229       250
9% senior subordinated notes due
  2006                                   165        --
9-3/4% senior notes due 2005             163        --
7-5/8% notes due 2002                    143       150
7-3/4% notes due 1999                    125       125
11-3/8% subordinated exchange
 debentures due 2009                     115        --
8-7/8% notes due 2014                    112       150
8-7/8% debentures due 2022                91        92
7-1/8% notes due 2023                     80        97
7% convertible subordinated
 debentures due 2011                      79        --
Medium-term notes due through 2001        77       230
Other                                     80        54
------------------------------------------------------
                                       3,093     3,834
Less current maturities:
  Continuing Operations                 (159)      (62)
  Discontinued Operations (note 10)      (46)      (96)
------------------------------------------------------
Total long-term debt                   2,888     3,676
Long-term debt -- Discontinued
 Operations (note 10)                   (382)     (440)
------------------------------------------------------
Long-term debt -- Continuing
  Operations                          $2,506    $3,236
------------------------------------------------------

In connection with the acquisition of American Radio on June 4, 1998, the Corporation assumed American Radio debt with a fair value of approximately $1.3 billion. Revolver borrowings under American Radio's revolving credit agreement of $567 million were repaid shortly after the acquisition. The remaining debt assumed consisted of 9% and 9-3/4% senior notes with a combined face value of $325 million, 11-3/8% Cumulative Exchangeable Preferred Stock (exchanged to 11-3/8% Subordinated Exchange Debentures on July 15, 1998) with a face value of $211 million, and 7% Convertible Exchangeable Preferred Stock (exchanged to 7% Convertible Subordinated Debentures on September 30, 1998) with a redemption value of $142 million. The Senior Subordinated Notes and the 11-3/8% Cumulative Exchangeable Preferred Stock were recorded at their fair market value as of the acquisition date, which resulted in an increase in the carrying value of approximately $73 million.

The indentures for each of these obligations contain covenants applicable to American Radio including, among others, limitations on sales of assets, dividend payments, and future indebtedness. As a result of the change in control related to the acquisition of American Radio by the Corporation, an offer to purchase the outstanding securities was made in June 1998, and $8 million of the Senior Subordinated Notes were redeemed. Another offer was made in December 1998 as a result of the transfer of American Radio to Infinity. Under the most restrictive of the indentures relating to the American Radio long-term debt, approximately $2 billion of American Radio's net assets at December 31, 1998 are restricted. This, in turn, limits the ability of American Radio to pay dividends.

During the third and fourth quarters of 1998, the Corporation also redeemed $64 million of the 7% Convertible Subordinated Debentures. The debentures may be redeemed at any time at the option of the holder for cash and certain securities held by the Corporation for the purpose of the redemption.

In addition to the redemptions noted above, during the year the Corporation purchased, at market value, $298 million face value of debt securities consisting of both debt assumed in the American Radio acquisition

                                                      CBS CORPORATION         35
and other Corporation debt. This purchase of debt resulted in an extraordinary loss of $9 million, net of a $6 million tax benefit, on the early extinguishment of debt.

On May 20, 1998, the Corporation issued, under Securities and Exchange Commission Rule 144A, $500 million of Senior Notes due in 2005. Interest on the Notes will accrue at a rate of 7.15 percent per annum and is payable semiannually commencing November 20, 1998. During the third quarter, the Corporation exchanged the restricted securities for registered notes, which have the same interest rate and have other terms and conditions similar to the restricted notes.

The Corporation executed a five-year revolving credit agreement with total commitments of $5.5 billion in August 1996. This agreement was amended in 1998 to modify the financial covenants and reduce the maximum borrowing to $4.0 billion. Of the $4.0 billion of borrowing capacity, up to $1.0 billion is available to Infinity. The credit facility provides for short-term money market loans and revolver borrowings. Borrowing rates under the facility are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin based on the Corporation's senior unsecured debt rating and leverage. The cost of the facility includes commitment fees, which are based on the unutilized facility and vary with the Corporation's debt ratings. For financial reporting purposes, revolver borrowings are classified as long term. No facility borrowings were outstanding as of December 31, 1998. There are no compensating balance requirements under the facility.

The 8-7/8% debentures due 2022, the 11-3/8% Subordinated Exchange Debentures due 2009, the 9-3/4% and 9% senior notes due 2005 and 2006, respectively, and the 7% Convertible Subordinated Debentures due 2011 may be redeemed at specified redemption prices plus accrued and unpaid interest after June 1, 2002, January 15, 2002, December 1, 2000, February 1, 2001, and July 15, 1999, respectively. The 7.15% Senior Notes due 2005 may be redeemed by the Corporation at specified redemption prices at any time. The 8-7/8% notes due 2014 are redeemable at 100% of principal plus accrued interest at the election of the holder on June 14, 1999 or June 14, 2004. The Corporation may redeem the notes only if the total outstanding principal is $10 million or less. Except for these debentures and notes, the remaining long-term debt outstanding at December 31, 1998 may not be redeemed prior to maturity.

At December 31, 1998, medium-term notes had interest rates ranging from 8.75% to 9.44%, with an average interest rate of 9.1%. During 1999, $46 million of the medium term notes will mature.

The scheduled maturities of long-term debt outstanding at December 31, 1998 for each of the next five years are as follows:

SCHEDULED MATURITIES OF LONG-TERM DEBT
(in millions)

                                  YEAR OF MATURITY
                          --------------------------------
 AT DECEMBER 31, 1998     1999   2000   2001   2002   2003
----------------------------------------------------------
Continuing Operations     $159   $ 6    $  4   $348   $279
Discontinued Operations     46    11     250    121     --
----------------------------------------------------------
Total long-term debt      $205   $17    $254   $469   $279
----------------------------------------------------------

NOTE 9: OTHER CURRENT AND
        NONCURRENT LIABILITIES

OTHER CURRENT LIABILITIES
(in millions)

AT DECEMBER 31,                        1998      1997
------------------------------------------------------
Accrued employee compensation         $  108    $  119
Income taxes payable                      24        30
Accrued restructuring costs               38        28
Accrued interest and insurance            67        54
Accrued liabilities                      318       309
Retained liabilities of discontinued
 businesses (note 11)                    254       191
Other                                     11       137
------------------------------------------------------
Total other current liabilities       $  820    $  868
------------------------------------------------------

OTHER NONCURRENT LIABILITIES
(in millions)

AT DECEMBER 31,                        1998      1997
------------------------------------------------------
Deferred income taxes (note 5)        $  499    $  224
Accrued restructuring costs               28        13
Liabilities for talent and program
  rights                                 119        68
Accrued liabilities                      156       201
Retained liabilities of discontinued
 businesses (note 11)                    766       767
Postemployment benefits (note 4)          29        28
Other                                    484       235
------------------------------------------------------
Total other noncurrent liabilities    $2,081    $1,536
------------------------------------------------------

 36        CBS CORPORATION

NOTE 10: DISCONTINUED OPERATIONS

In recent years, the Corporation adopted various disposal plans that, in the aggregate, provide for the disposal of all of its industrial businesses and its financial services business. The assets and liabilities and the results of operations for all of these businesses are classified as Discontinued Operations for all periods presented except for certain liabilities expected to be retained by the Corporation. See note 11 to the financial statements.

In connection with the adoption of a plan in 1997 to divest all of the industrial businesses remaining at that time, the Corporation recognized a net gain of $871 million. The adoption of two separate disposal plans in 1996 combined with realization of a gain from a 1995 disposal plan resulted in the recognition of a net gain of $1,018 million in 1996.

In connection with these disposal plans, during 1998, the Corporation sold several businesses as well as certain securities and other assets. The most significant of these divestitures was the August 1998 sale of the Power Generation business for $1.2 billion in cash. At December 31, 1998, the remaining assets and liabilities of Discontinued Operations generally consist of
(a) the Energy Systems and Government Operations businesses, (b) portfolio investments and related debt, and (c) other miscellaneous assets, including surplus properties, that are expected to be divested. In addition, Discontinued Operations includes a liability for estimated loss on disposal that covers transaction related costs, results of operations through the estimated date of disposal, and other obligations associated with the disposal of the industrial businesses.

The Energy Systems and Government Operations businesses are currently under agreement to be sold for $200 million in cash, subject to certain adjustments, plus the assumption of liabilities, commitments, and obligations of approximately $950 million, all in accordance with the terms of the divestiture agreement. The transaction is expected to be completed in early 1999 and is expected to result in a gain, which will be recognized upon realization.

The assets and liabilities of Discontinued Operations have been separately classified on the consolidated balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS
(in millions)

YEAR ENDED DECEMBER 31,               1998       1997
------------------------------------------------------
Assets:
  Cash and cash equivalents          $    27    $   59
  Customer receivables                   224       537
  Inventories                             94       560
  Costs and estimated earnings over
   billings on uncompleted
   contracts                              87       437
  Portfolio investments                  642       791
  Plant and equipment, net               269       681
  Deferred income taxes (note 5)         414       491
  Other assets                           162       545
------------------------------------------------------
Total assets                         $ 1,919    $4,101
------------------------------------------------------
Liabilities:
  Accounts payable                   $   190    $  384
  Billings over costs and estimated
   earnings on uncompleted
   contracts                             137       377
  Short-term debt                         --         7
  Current maturities of long-term
   debt                                   46        96
  Long-term debt                         382       440
  Settlements and environmental
   liabilities                           569       625
  Liability for estimated loss on
   disposal                            1,309       989
  Other liabilities                      570       971
------------------------------------------------------
Total liabilities                      3,203     3,889
------------------------------------------------------
Net assets (liabilities) of
 Discontinued Operations             $(1,284)   $  212
------------------------------------------------------

PORTFOLIO INVESTMENTS

Portfolio investments, which remain from the financial services business, consist of direct financing and leveraged lease receivables of $615 million and $761 million at December 31, 1998 and 1997, respectively. Generally, these leases are expected to liquidate in accordance with their contractual terms, which extend to 2015. At December 31, 1998 and 1997, 81 percent and 83 percent of the leases, respectively, related to aircraft while the remainder primarily related to cogeneration facilities. Other portfolio investments, totaled $27 million and $30 million at December 31, 1998 and 1997, respectively. The Corporation has provided for all of the estimated costs associated with liquidation of this portfolio. Cash inflows from contractual liquidation of the leasing portfolio are expected to be sufficient to repay the principal amount of the debt as well as interest and other costs associated with the portfolio.

                                                      CBS CORPORATION         37

The following table presents the Corporation's net investment in leases:

NET INVESTMENT IN LEASES
(in millions)

YEAR ENDED DECEMBER 31,                 1998     1997
-----------------------------------------------------
Rental payments receivable (net of
 principal and interest on
 non-recourse loans)                   $ 465    $ 689
Estimated residual value of leased
  assets                                 324      366
Unearned and deferred income            (174)    (294)
-----------------------------------------------------
Investment in leases (leasing
  receivables)                           615      761
Deferred taxes and deferred
 investment tax credits arising from
 leases                                 (526)    (572)
-----------------------------------------------------
Investment in leases, net              $  89    $ 189
-----------------------------------------------------

At December 31, 1998 and 1997, deferred investment tax credits totaled $19 million and $20 million, respectively. These deferred investment tax credits are amortized over the contractual terms of the respective leases.

Contractual maturities for the Corporation's leasing rental payments receivable at December 31, 1998 are as follows:

CONTRACTUAL MATURITIES FOR LEASING RENTAL
PAYMENTS RECEIVABLE AT DECEMBER 31, 1998
(in millions)

                   YEAR OF MATURITY
       ----------------------------------------
                                          AFTER
TOTAL  1999   2000   2001   2002   2003   2003
-----------------------------------------------
$465   $26    $33    $42    $36    $40    $288
-----------------------------------------------

SETTLEMENTS AND ENVIRONMENTAL LIABILITIES

Certain environmental and litigation-related liabilities are expected to be assumed by buyers pursuant to divestiture agreements or relate directly to surplus properties and are included in the net assets (liabilities) of Discontinued Operations. Those obligations that are expected to be retained by the Corporation are separately presented in Continuing Operations as retained liabilities of discontinued businesses. See note 11 to the financial statements.

The Corporation has been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Energy Systems business as components of nuclear steam supply systems. Since 1993, settlement agreements have been entered resolving ten litigation claims. These agreements generally require the Corporation to provide certain products and services at prices discounted at varying rates. Two cases were resolved in favor of the Corporation after trial or arbitration. In the one remaining steam generator lawsuit, the Corporation's motion for summary judgment was recently granted, in significant part. The plaintiffs have appealed this decision.

The Corporation is also a party to three tolling agreements with utilities or utility plant owners' groups that have asserted steam generator claims. The tolling agreements delay initiation of any litigation for various specified periods of time and permit the parties time to engage in discussions.

The Corporation has provided for estimated costs for previous and potential settlement agreements that provide for costs in excess of discounted prices. These obligations will be assumed by the buyer of the Energy Systems business in accordance with the terms of the divestiture agreement.

LIABILITY FOR ESTIMATED LOSS ON DISPOSAL

The liability for estimated loss on disposal of $1,309 million at December 31, 1998, includes estimated losses and disposal costs associated with each divestiture transaction, including estimated results of operations through the expected date of disposition and certain contingencies related to the industrial businesses, as well as interest and other costs associated with the liquidation of portfolio investments. Satisfaction of these liabilities is expected to occur over the next several years. Management believes that the liability for estimated loss on disposal at December 31, 1998, is adequate to cover divestiture or liquidation of the remaining assets and liabilities of Discontinued Operations.

RESULTS OF OPERATIONS

In accordance with APB 30, the consolidated financial statements reflect the operating results of Discontinued Operations separately from Continuing Operations.

 38        CBS CORPORATION

Summarized in the following table are the operating results of Discontinued
Operations:

OPERATING RESULTS OF DISCONTINUED OPERATIONS
(in millions)

                                   SALE OF PRODUCTS
                                     OR SERVICES
                               ------------------------
YEAR ENDED DECEMBER 31,         1998     1997     1996
-------------------------------------------------------
Industrial businesses          $2,235   $4,257   $5,389
Financial services                 21       12       26
-------------------------------------------------------
Total Discontinued Operations  $2,256   $4,269   $5,415
-------------------------------------------------------

                                  NET INCOME (LOSS)
                               BEFORE MEASUREMENT DATE
                               ------------------------
YEAR ENDED DECEMBER 31,         1998     1997     1996
-------------------------------------------------------
Industrial businesses          $   --   $ (191)  $ (609)
Financial services                 --       --       --
-------------------------------------------------------
Total Discontinued Operations  $   --   $ (191)  $ (609)
-------------------------------------------------------

                               NET INCOME (LOSS) AFTER
                                   MEASUREMENT DATE
                               ------------------------
YEAR ENDED DECEMBER 31,         1998     1997     1996
-------------------------------------------------------
Industrial businesses          $ (100)  $  (45)  $ (134)
Financial services                (12)     (18)      (9)
Other                              (3)     (25)     (36)
-------------------------------------------------------
Total Discontinued Operations  $ (115)  $  (88)  $ (179)
-------------------------------------------------------

All operating results after the measurement date are charged to the liability for estimated loss on disposal.

In connection with the presentation of various businesses as Discontinued Operations, interest expense on Continuing Operations debt totaling $5 million, $42 million and $60 million was reclassified to Discontinued Operations for the years ended December 31, 1998, 1997, and 1996, respectively. This allocation is based on the quarterly ratio of the net assets of Discontinued Operations to the sum of total consolidated net assets plus consolidated debt.

CASH FLOWS

Cash proceeds from the sale or liquidation of all assets of Discontinued Operations except for portfolio investments, as well as cash requirements to satisfy non-debt obligations of Discontinued Operations will affect cash flows of Continuing Operations. Operating cash flows of Discontinued Operations, which include cash flows from the operations of the businesses as well as payments for disposition-related costs, are presented separately from Continuing Operations in the consolidated financial statements and consist of the following:

CASH FLOWS FROM OPERATING ACTIVITIES OF
DISCONTINUED OPERATIONS
(in millions)

YEAR ENDED DECEMBER 31,       1998    1997    1996
---------------------------------------------------
Industrial businesses         $(286)  $(382)  $(279)
Financial services              (42)    (30)      3
Other                            (3)    (25)    (36)
---------------------------------------------------
Cash used by operating
 activities                   $(331)  $(437)  $(312)
---------------------------------------------------

NOTE 11: CONTINGENT LIABILITIES

Certain environmental, litigation, and other liabilities associated with the industrial businesses were not or are not expected to be assumed by other parties in the divestiture transactions and, therefore, would be retained by the Corporation. These liabilities include certain environmental, general litigation, and other matters not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented in Continuing Operations as retained liabilities of discontinued businesses, totaled $1.0 billion at December 31, 1998, including amounts related to previously discontinued businesses of CBS Inc. Of this amount, $766 million is classified as non-current. A separate asset of $225 million was re-corded for estimated amounts recoverable from third parties, of which $180 million is classified as noncurrent.

LEGAL MATTERS

SECURITIES CLASS ACTIONS--FINANCIAL SERVICES

The Corporation has been defending derivative and class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation and certain of its former subsidiaries in connection with charges to earnings of $975 million in 1990 and $1,680 million in 1991 and a public offering of the Corporation's common stock in 1991. The court dismissed both the derivative claim and the class action claims in their entirety. These dismissals were appealed. In July 1996, the United States Court of Appeals for the Third Circuit (the Third Circuit) affirmed the court's dismissal of the derivative claim. The Third Circuit also affirmed in part and reversed in part the dismissal of the class action claims. Those class action claims that were not dismissed by the Third Circuit have been remanded to the lower court for further proceedings. The parties to the class actions have reached an agreement in principle to resolve all claims.

                                                      CBS CORPORATION         39

ASBESTOS

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant was not exposed to the Corporation's product. At December 31, 1998, the Corporation had approximately 113,200 unresolved claims pending.

In court actions that have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims. The Corporation has recorded a liability for asbestos-related matters that are deemed probable and can be reasonably estimated, and has separately recorded an asset equal to the amount of such estimated liabilities that will be recovered pursuant to agreements with insurance carriers. Factors considered in evaluating this litigation include: claimed product involvement, alleged exposure to product, alleged disease, validity of medical claims, number of resolved claims, available insurance proceeds, and status of litigation in multiple jurisdictions. The Corporation has not been able to reasonably estimate costs for unasserted asbestos claims. However, the Corporation reviews asbestos claims on an ongoing basis and adjusts its liability as appropriate.

GENERAL

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the securities class action and certain groupings of asbestos claims, and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described previously, and that the Corporation has adequately provided for costs arising from potential resolution of these matters. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

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

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at approximately 70 sites. The Corporation believes that any liability incurred for cleanup at these sites will be satisfied over a number of years, and in many cases, the costs will be shared with other responsible parties. These sites include certain sites for which the Corporation, as part of an agreement for sale, has retained obligations for remediation of environmental contamination and for other Comprehensive Environmental Response Compensation and Liability Act (CERCLA) issues.

Based on the costs associated with the most probable alternative remediation strategy for the previously mentioned sites, the Corporation has an accrued liability of $312 million at December 31, 1998. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $228 million for site investigation and remediation, and $84 million for post-closure and

 40        CBS CORPORATION
monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made during periods of up to 30 years. In addition, included in Discontinued Operations are environmental liabilities directly related to sites that are expected to be assumed by buyers in divestiture transactions.

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

NOTE 12: LEASES AND OTHER COMMITMENTS

LEASES

The Corporation has commitments under operating and capital leases for certain facilities and equipment. Rental expense for Continuing Operations in 1998, 1997, and 1996 was $85 million, $64 million, and $51 million, respectively. These amounts include immaterial amounts for contingent rentals and sublease income.

Additionally, the Corporation's outdoor advertising business has franchise rights entitling it to display advertising on such media as buses, taxis, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment. Franchise payments totaled $222 million in 1998 and $192 million in 1997.

MINIMUM RENTAL PAYMENTS
(in millions)

                                                GUARANTEED
                               LEASES             MINIMUM
                        ---------------------    FRANCHISE
AT DECEMBER 31, 1998    CAPITAL    OPERATING     PAYMENTS
-----------------------------------------------------------
1999                      $ 6        $ 73          $161
2000                        5          64           147
2001                        5          56           120
2002                        5          50            53
2003                        5          39            14
Thereafter                 23         103            20
-----------------------------------------------------------
Minimum rental payments   $49        $385          $515
-----------------------------------------------------------
Less: interest and
  executory cost           15
-----------------------------------------------------------
Present value of
  minimum rental
  payments                $34
-----------------------------------------------------------

OTHER COMMITMENTS

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sports events. These contracts permit the broadcast of such properties for various periods. At December 31, 1998, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, of $7.7 billion. At December 31, 1998, aggregate payments related to these commitments during the next five years and thereafter are as follows:

OTHER COMMITMENTS
(in millions)

                                              AGGREGATE
AT DECEMBER 31, 1998                           PAYMENTS
--------------------------------------------------------
1999                                            $1,349
2000                                             1,401
2001                                             1,178
2002                                             1,150
2003                                               845
Thereafter                                       1,786
--------------------------------------------------------
Total other commitments                         $7,709
--------------------------------------------------------

NOTE 13: SHAREHOLDERS' EQUITY

In 1998, the Corporation's Board of Directors authorized a $3 billion multi-year stock repurchase program. During the year, the Corporation purchased 28,342,000 shares of common stock under the program at a cost of $859 million. At December 31, 1998 and 1997, 43,204,000 shares and 21,673,000 shares, respectively, of the Corporation's common stock were held in treasury. Of the common stock held in treasury on these dates, 16 million and 18 million shares, respectively, were held by the Corporation's rabbi trusts for the payment of benefits under executive benefit plans.

                                                      CBS CORPORATION         41

On May 30, 1997, the Corporation redeemed all outstanding shares of its Series C Conversion Preferred Stock (Series C Preferred) and, in connection with the redemption, issued 32 million shares of common stock. All accrued and unpaid dividends on the redeemed shares of Series C Preferred were paid on May 30, 1997.

COMMON SHARES
(shares in thousands)

                                      IN
                         ISSUED    TREASURY   OUTSTANDING
----------------------------------------------------------
Balance at January 1,
  1996                   425,970    29,952      396,018
Shares issued for
  dividend reinvestment
  plan                        --    (1,071)       1,071
Shares issued for
  employee plans              --    (6,254)       6,254
Shares issued for
  Infinity acquisition   183,002        --      183,002
----------------------------------------------------------
Balance at December 31,
  1996                   608,972    22,627      586,345
Shares issued for
  dividend reinvestment
  plan                       384       (29)         413
Shares issued for
  employee plans          17,245      (925)      18,170
Shares issued for TNN
  and CMT acquisition     59,058        --       59,058
Shares issued for
  conversion of Series
  C Preferred             31,859        --       31,859
----------------------------------------------------------
Balance at December 31,
  1997                   717,518    21,673      695,845
Shares used for
  dividend reinvestment
  plan                       132        --          132
Shares issued for
  employee plans          15,881    (6,811)      22,692
Shares repurchased            --    28,342      (28,342)
----------------------------------------------------------
BALANCE AT DECEMBER 31,
  1998                   733,531    43,204      690,327
----------------------------------------------------------

On December 29, 1995, the Board of Directors adopted a shareholder rights plan providing for the distribution of one right for each share of common stock outstanding on January 9, 1996 or issued thereafter until the occurrence of certain events. The rights become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 15 percent or more of the Corporation's voting stock or a party announces an offer to acquire 30 percent or more of the voting stock. The rights have an exercise price of $64 per share and expire on January 9, 2006. The Board of Directors has adopted a resolution affirming its intention to redeem the rights in January 2001 (if still outstanding). Upon the occurrence of certain events, holders of the rights will be entitled to purchase either CBS Corporation preferred shares or shares in an acquiring entity at half of market value. The Corporation is entitled to redeem the rights at a value of $.01 per right at any time until the tenth day following the acquisition of a 15 percent position in its voting stock.

OTHER COMPREHENSIVE INCOME

At March 31, 1998, the Corporation adopted the provisions of SFAS 130 which establishes standards for reporting and disclosing comprehensive income in the financial statements. Comprehensive income is used to describe all changes in equity from transactions and other events and circumstances, including net income, from nonowner sources. The following table presents the accumulated components of comprehensive income other than net income reflected within shareholders' equity at December 31, 1998 and December 31, 1997:

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
(in millions)

AT DECEMBER 31,                  1998              1997
------------------------------------------------------------
Unrealized gains on
  securities                    $   1             $  --
Minimum pension liability
  adjustment                     (808)             (771)
------------------------------------------------------------
Total accumulated other
  comprehensive loss            $(807)            $(771)
------------------------------------------------------------

NOTE 14: ISSUANCE OF SUBSIDIARY STOCK

In December 1998, Infinity, the Corporation's wholly owned subsidiary, issued 155,250,000 shares of its class A common stock in an initial public offering. The Corporation owns all of the 700,000,000 outstanding shares of Infinity's class B common stock. Holders of class A common stock generally have identical rights to the holders of class B common stock except that the holders of class A common stock are entitled to one vote per share, while holders of class B common stock are entitled to five votes per share on matters submitted to a vote of Infinity stockholders and the shares of class B common stock maintain certain conversion rights and transfer restrictions. As a result of the initial public offering, at December 31, 1998, the Corporation beneficially owned 81.8 percent of Infinity's equity, which represented 95.8 percent of the voting power.

Proceeds from the offering, based on the offering price of $20.50 per share, totaled $3.2 billion ($3.0 billion, net of offering expenses). A gain of $1.4 billion was recognized by the Corporation in shareholders' equity as a direct increase in capital in excess of par value.

Under an intercompany agreement, the Corporation provides to Infinity a number of services, including executive, human resources, legal, finance, information management, internal audit, tax, and treasury services. The costs of these services are allocated according to established methodologies determined by the Corpora-

 42        CBS CORPORATION
tion on an annual basis. In addition, a tax sharing agreement generally provides that, for any taxable period in which Infinity is included in the Corporation's consolidated tax return, the amount of income taxes to be paid by Infinity will be determined as if Infinity had filed separate income tax returns.

NOTE 15: EARNINGS (LOSS) PER COMMON SHARE--CONTINUING OPERATIONS

The following is the computation of basic and diluted earnings per common share:

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE--CONTINUING OPERATIONS (in millions except per-share amounts)

AT DECEMBER 31,                1998    1997    1996
---------------------------------------------------
Loss from Continuing
  Operations                  $ (12)  $(131)  $(221)
Less: preferred stock
  dividends                      --     (23)    (47)
---------------------------------------------------
Loss applicable to common
  stock                       $ (12)  $(154)  $(268)
Average shares outstanding      696     629     401
Basic and diluted loss per
  common share                $(.02)  $(.24)  $(.67)
---------------------------------------------------

For the year ended December 31, 1998, 1997 and 1996, options to purchase shares of common stock as well as shares of common stock issuable under deferred compensation arrangements and preferred stock of 20 million, 33 million and 43 million, respectively, were not included in the computation of diluted earnings per common share because their inclusion would result in a smaller loss per common share. During 1998, 1997, and 1996, common shares issuable under deferred compensation arrangements approximated 5 million, 6 million and 6 million, respectively. See note 16 to the financial statements for additional information on stock options.

NOTE 16: STOCK-BASED COMPENSATION PLANS

At December 31, 1998, the Corporation had several stock-based compensation plans that provide for the granting of stock options, restricted stock, and other performance awards to employees or directors of the Corporation. At December 31, 1998 and 1997, shares authorized for awards under these plans totaled 59.9 million and 49.5 million, respectively. Of these amounts, 9.7 million and 8.1 million, respectively, remained available for award. Generally, stock option awards are granted for terms of 10 years or less. Pre-1998 grants generally become exercisable in whole or in part after the commencement of the second year of the term, and 1998 grants generally become exercisable in thirds after the first, second, and third anniversaries of the grant date. Certain exceptions to the general rule exist with respect to stock options granted in 1998 to employees of the industrial businesses, which are generally exercisable beginning after the first anniversary of the grant date and for 90 days subsequent to the latter of such date or termination of their employment with the Corporation.

In addition to the stock options shown in the following table, the Corporation granted 9,493 and 9,449 shares of restricted stock to employees and directors in 1998 and 1997, respectively. These shares had a weighted-average fair value at date of grant of $29.96 and $18.52, respectively, with a weighted-average vesting period of one year for the 1998 and 1997 grants.

In connection with the acquisitions of TNN and CMT and Old Infinity, the Corporation assumed options outstanding under the Gaylord and Old Infinity plans as of the date of the acquisition. The then-outstanding options were converted to options to acquire the Corporation's common stock and are included in the following table as awards assumed. Exercise prices for awards assumed in the 1997 TNN and CMT acquisition, which generally have ten-year terms and become exercisable ratably in years two through five, range from $9.45 to $25.41. Exercise prices for awards assumed in the 1996 Old Infinity acquisition, which generally have ten-year terms and become exercisable ratably over a five-year period, range from $.0002 to $19.66.

                                                      CBS CORPORATION         43

STOCK OPTION INFORMATION
(shares in thousands)

                                          1998                        1997                        1996
                                  --------------------         -------------------         -------------------
                                            WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                             AVERAGE                     AVERAGE                     AVERAGE
                                             EXERCISE                    EXERCISE                    EXERCISE
                                  SHARES      PRICE            SHARES     PRICE            SHARES     PRICE
--------------------------------------------------------------------------------------------------------------
Balance at January 1               60,409     $14.05           57,816     $13.15           28,384     $17.41
Options granted                     9,494      29.86           12,917      19.30           10,990      19.09
Options exercised                 (14,483)      7.90           (8,106)     14.62           (1,728)     13.22
Options forfeited                    (799)     26.45           (1,945)     10.69           (1,750)     15.93
Options expired                        (4)     26.19             (397)     30.70             (306)     27.41
Awards assumed                         --         --              124      17.06           22,226       5.18
--------------------------------------------------------------------------------------------------------------
Balance at December 31             54,617     $18.14           60,409     $14.05           57,816     $13.15
--------------------------------------------------------------------------------------------------------------
Exercisable at December 31         44,990     $15.90           45,267     $18.87           41,251     $12.07
--------------------------------------------------------------------------------------------------------------

                                    1998                          1997                          1996
                            ---------------------         ---------------------         ---------------------
                            WEIGHTED-   WEIGHTED-         WEIGHTED-   WEIGHTED-         WEIGHTED-   WEIGHTED-
                             AVERAGE     AVERAGE           AVERAGE     AVERAGE           AVERAGE     AVERAGE
                              FAIR      EXERCISE            FAIR      EXERCISE            FAIR      EXERCISE
                              VALUE       PRICE             VALUE       PRICE             VALUE       PRICE
-------------------------------------------------------------------------------------------------------------
Options granted:
  Exercise price equaled
   grant date stock price    $12.85      $29.86            $ 7.92      $19.30            $ 7.41      $18.86
  Exercise price exceeded
   grant date stock price        --          --              6.51       23.46              5.92       20.74
-------------------------------------------------------------------------------------------------------------

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1998
(shares in thousands)

                                                                  WEIGHTED-
                                                                   AVERAGE                               WEIGHTED-
                               OPTIONS           WEIGHTED-        REMAINING                               AVERAGE
RANGE OF                   OUTSTANDING AT         AVERAGE        CONTRACTUAL     EXERCISABLE AT           EXERCISE
EXERCISE PRICES           DECEMBER 31, 1998   EXERCISE PRICE    LIFE IN YEARS   DECEMBER 31, 1998   PRICE OF EXERCISABLE
------------------------------------------------------------------------------------------------------------------------
$.0002 --  4.99                 4,072             $ 1.81              3.2             4,072                $ 1.81
     5 --  9.99                 5,111               7.05              5.5             5,111                  7.05
    10 -- 14.99                 6,391              13.40              3.8             6,391                 13.40
    15 -- 19.99                23,409              17.82              6.6            22,850                 17.80
    20 -- 29.99                14,272              27.83              5.6             5,695                 26.01
    30 -- 36.53                 1,362              34.71              4.6               871                 36.10
------------------------------------------------------------------------------------------------------------------------
Total                          54,617                                                44,990
------------------------------------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 5.5%, 6.4%, and 6.1%; expected dividend yields of 0%, 1.0%, and 1.1%; expected volatility of 31%, 30%, and 30% and expected lives of 6.6 years, 7.3 years, and 7.4 years.

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

RESULTS OF OPERATIONS
(in millions except per share-amounts)

                                               1998                        1997                        1996
                                        -------------------         -------------------         -------------------
                                           AS          PRO             AS         PRO             AS          PRO
YEAR ENDED DECEMBER 31,                 REPORTED      FORMA         REPORTED     FORMA         REPORTED      FORMA
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                         $(21)       $(55)           $549        $487            $ 95        $ 57
Basic and diluted earnings
 (loss) per common share                  (.03)       (.08)            .84         .74             .12         .02
-------------------------------------------------------------------------------------------------------------------

 44        CBS CORPORATION

NOTE 17: RESTRUCTURING

In recent years, the Corporation has restructured its corporate headquarters and certain of its businesses in an effort to reduce its cost structure and remain competitive in its markets. Restructuring activities primarily involve the separation of employees, termination of leases, and other similar actions. Costs for restructuring activities are limited to incremental costs that directly result from the restructuring activities and provide no future benefit to the Corporation.

Restructuring costs totaling $62 million in 1998, $15 million in 1997, and $57 million in 1996 are included in the Corporation's results of operations. Except for costs totaling $12 million in 1998 and $32 million in 1996, these costs were essentially for the separation of employees. The 1998 and 1996 plans included asset write-downs of $2 million and $15 million, respectively, and lease termination and other facility closure costs of $10 million and $17 million, respectively.

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

The 1998 plan primarily includes the separation of 441 employees and the termination of leases at the Corporation's Television segment. Implementation of the plan began in September 1998 and is generally expected to be completed in 1999. Expenditures for employee separation costs generally are paid over a period of up to two years following the separation although payments can extend longer in certain cases. Certain expenditures for lease commitments will extend over the next several years.

The 1997 plan primarily involves the separation of 118 employees at the former Pittsburgh headquarters related to the transfer of the Corporation's overhead functions to New York. Implementation of this plan began in January 1998 and generally is expected to be completed by the end of 1999. Of the employee separations in the 1996 plan, the majority were completed by December 31, 1998. Future expenditures for 1997 and 1996 plans consist primarily of remaining separation costs and lease commitments for actions already taken.

In connection with the acquisition of CBS Inc., the Corporation developed a restructuring plan to integrate the operations of CBS Inc. with those of the Corporation and eliminate duplicate facilities and functions. The cost of this plan, which approximated $100 million, was recorded in connection with the purchase, and the plan is now complete. In addition, the costs for integration activities for the acquiring company are included in the 1996 costs described previously.

The following is a reconciliation of the restructuring liability for Continuing
Operations:

RECONCILIATION OF RESTRUCTURING LIABILITY
(in millions)

-------------------------------------------------
Balance at January 1, 1996                   $117
Provision for restructuring                    57
Cash expenditures                             (50)
Noncash charges                                (7)
-------------------------------------------------
Balance at December 31, 1996                  117
Provision for restructuring                    15
Cash expenditures                             (83)
Noncash charges                                (8)
-------------------------------------------------
Balance at December 31, 1997                   41
Provision for restructuring                    62
Cash expenditures                             (37)
Noncash charges                                --
-------------------------------------------------
Balance at December 31, 1998                 $ 66
-------------------------------------------------

NOTE 18: OTHER INCOME (EXPENSE), NET

OTHER INCOME (EXPENSE), NET
(in millions)

YEAR ENDED DECEMBER 31,       1998    1997    1996
--------------------------------------------------
Interest income               $19     $11     $17
Gain on disposition of
 equity investments            --      24      12
Gain on disposition of other
  assets                        5      15      17
Operating results -- non-
 consolidated affiliates       (2)      5      10
Other                          21      19      (1)
--------------------------------------------------
Other income (expense), net   $43     $74     $55
--------------------------------------------------

NOTE 19: SEGMENT INFORMATION

The Corporation's Continuing Operations is aligned into two business segments:
Radio and Television. These business segments are consistent with the Corporation's management of these businesses and its financial reporting structure and generally reflect the operating focus of out-of-home media and in-home media.


                                                      CBS CORPORATION         45

Management characterizes its Radio segment as out-of-home because the majority of radio listening and virtually all viewing of outdoor advertising takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. The Radio segment owns and operates 160 radio stations and participates in the outdoor advertising business through its subsidiary, TDI.

Similarly, the Corporation characterizes its Television segment as in-home because the majority of television and cable viewing takes place within the consumer's home. The Television segment consists of (i) the CBS television network, which provides entertainment, sports, and news programming for approximately 200 affiliates throughout the country; (ii) the 14 CBS owned and operated television stations; (iii) the CBS cable operations, which primarily consist of two country entertainment networks, TNN and CMT, two regional sports networks, and an equity interest in a 24-hour, Spanish-language cable news network, TeleNoticias; and (iv) CBS New Media, which is responsible for the Corporation's involvement with evolving technologies, including the Internet on which the Corporation operates web services and owns minority interests in web service providers.

The Corporation's Discontinued Operations generally consists of the remaining industrial businesses, which are expected to be divested in 1999, and the leasing portfolio, which is expected to liquidate in accordance with contractual terms. Certain segment data for Discontinued Operations are provided in note 10 to the financial statements.

The Corporation's segments operate primarily in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segment.

The Corporation evaluates performance based on earnings before interest expense, taxes, depreciation and amortization (EBITDA). Management believes that EBITDA is an appropriate measure for evaluating the operating performance of the Corporation's business. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which arises from acquisitions accounted for under the purchase method of accounting, including American Radio, TNN and CMT, and Old Infinity. The exclusion of amortization expense eliminates variations in results caused by the timing of acquisitions. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows, and other measures of financial performance reported in accordance with generally accepted accounting principles.

SEGMENT DATA - CONTINUING OPERATIONS
(in millions)

                                                                                     DEPRECIATION
                                      REVENUES                   EBITDA            AND AMORTIZATION       UNUSUAL ITEMS
                              ------------------------    --------------------    ------------------    ------------------
YEAR ENDED DECEMBER 31,         1998     1997     1996      1998   1997   1996    1998   1997   1996    1998   1997   1996
--------------------------------------------------------------------------------------------------------------------------
Radio                         $1,893   $1,480   $  554    $  798   $575   $197    $250   $197   $ 57    $ --   $ --   $ --
Television                     4,919    3,891    3,563       529    412    467     316    244    213      60     --     --
Corporate and other               (7)      (4)      26       (68)   (72)  (162)      5      4      9       9     15     85
Residual costs of
 discontinued businesses          --       --       --      (163)  (143)  (114)     --     --     --      --     --     --
--------------------------------------------------------------------------------------------------------------------------
Total                         $6,805   $5,367   $4,143    $1,096   $772   $388    $571   $445   $279    $ 69   $ 15   $ 85
--------------------------------------------------------------------------------------------------------------------------

                                                                                             EXPENDITURES FOR
                                      LONG-LIVED ASSETS              TOTAL ASSETS           LONG-LIVED ASSETS
                                   ------------------------   ---------------------------   ------------------
YEAR ENDED DECEMBER 31,             1998     1997     1996     1998      1997      1996     1998   1997   1996
--------------------------------------------------------------------------------------------------------------
Radio                              $  422   $  242   $  236   $10,798   $ 7,074   $ 7,262   $ 32   $ 15   $  7
Television                          1,098    1,132      997     8,543     8,568     6,687    356    381    464
Corporate and other                   362      405      601       798       861     1,457      5      4     17
--------------------------------------------------------------------------------------------------------------
Total                              $1,882   $1,779   $1,834   $20,139   $16,503   $15,406   $393   $400   $488
--------------------------------------------------------------------------------------------------------------

 46        CBS CORPORATION

The Corporation's consolidated income from Continuing Operations before taxes and minority interest for the year ended December 31, 1998 totaled $155 million. The losses from Continuing Operations before taxes and minority interest for the years ended December 31, 1997 and 1996 totaled $59 million and $292 million, respectively. Consolidated EBITDA noted in the table above varies from the Consolidated income (loss) from Continuing Operations before taxes and minority interest because it excludes depreciation, amortization, and interest expense.

The category "Corporate and other" includes certain assets and results of operations that are either not identifiable to a specific operating segment or relate to the maintenance of corporate functions. These assets primarily include cash and cash equivalents, deferred income taxes, property, equipment and other assets associated with corporate headquarters as well as certain receivables. Included in the results of operations are certain intersegment eliminations, non-allocated income and costs related to interest, taxes and employee benefits as well as certain other headquarter related income and expenses.

Intersegment sales and transfers are not material to the Corporation's Radio or Television segment results.

Unusual items noted above relate to certain restructuring plans initiated during 1998, 1997, and 1996 as well as other special severance costs in 1998 and litigation costs in 1996. Long-lived assets in the preceding table include primarily property and equipment, programming, noncurrent receivables, and investments in joint ventures or other affiliates, and exclude such assets as goodwill, FCC licenses, other intangible assets, financial instruments, deferred acquisition costs, and deferred tax assets. Increases in long-lived assets during 1998 and 1997 are due primarily to acquisitions.

Expenditures for long-lived assets are primarily related to the Corporation's spending on programming of $232 million, $261 million, and $391 million as well as capital spending of $139 million, $121 million, and $93 million during 1998, 1997, and 1996, respectively.

Residual costs of discontinued businesses primarily include certain costs, such as pension and postretirement benefit costs, remaining from past divestitures of the Corporation's industrial businesses.

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

                                                      CBS CORPORATION         47

FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUING OPERATIONS
(in millions)

                                                    1998                                      1997
                                      ---------------------------------         ---------------------------------
                                      CARRYING    ESTIMATED    CONTRACT         CARRYING    ESTIMATED    CONTRACT
AT DECEMBER 31,                        AMOUNT    FAIR VALUE     AMOUNT           AMOUNT    FAIR VALUE     AMOUNT
-----------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents              $  798      $  798      $     --          $    8      $    8        $ --
Investments in marketable
  securities                               30          30            --              36          36          --
Noncurrent customer and other
  receivables                             228         228            --             145         145          --
LIABILITIES:
Short-term debt                            --          --            --              89          89          --
Current maturities of long-term
  debt                                    159         160            --              62          62          --
Long-term debt                          2,506       2,674            --           3,236       3,305          --
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Interest rate exchange agreements          --          --            --              --          (5)         --
Foreign currency exchange
  contracts:
  Unrealized losses                        --          --            --              --          (1)         --
Letters of credit                          --          --           148              --          --         133
-----------------------------------------------------------------------------------------------------------------

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

 48        CBS CORPORATION

QUARTERLY FINANCIAL INFORMATION
(unaudited, in millions except per-share amounts)

                                         1998 QUARTER ENDED                           1997 QUARTER ENDED
                               --------------------------------------       --------------------------------------
                               DEC 31   SEPT 30   JUNE 30   MARCH 31        DEC 31   SEPT 30   JUNE 30   MARCH 31
------------------------------------------------------------------------------------------------------------------
Revenues                       $1,791   $1,581    $1,484       $1,949       $1,473   $1,285    $1,283       $1,326
Gross margin                      659      601       528          644          541      513       506          324
Depreciation and
  amortization                   (151)    (154)     (136)        (130)        (128)    (107)     (105)        (105)
Marketing, administration,
 and general expenses            (345)    (304)     (227)        (340)        (278)    (266)     (261)        (238)
Residual costs of
 discontinued businesses          (46)     (41)      (38)         (38)         (37)     (35)      (36)         (35)
Operating profit (loss)(a)        117      102       127          136           98      105       104          (54)
Other income (expense), net        14       12        12            5           15        2        16           41
Income (loss) from
 Continuing Operations              3      (38)        4           19          (10)     (19)      (11)         (91)
Income (loss) from
 Discontinued Operations(b)        --       --        --           --          871     (143)       12          (60)
Extraordinary item                 (4)      (5)       --           --           --       --        --           --
Net income (loss)                  (1)     (43)        4           19          861     (162)        1         (151)
------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings
 (loss) per common share:
  Continuing Operations          (.00)    (.05)      .01          .03         (.01)    (.03)     (.04)        (.18)
  Discontinued Operations          --       --        --           --         1.25     (.23)      .02         (.10)
  Extraordinary item             (.00)    (.01)       --           --           --       --        --           --
Basic and diluted earnings
 (loss) per common share         (.00)    (.06)      .01          .03         1.24     (.26)     (.02)        (.28)
------------------------------------------------------------------------------------------------------------------
Dividends per common share         --       --        --          .05          .05      .05       .05          .05
New York Stock Exchange
 market price per share:
  High                         33-1/8   35-1/2    36-5/8      34-3/16       32-1/16  27-15/16  23-13/16     20-3/8
  Low                          18       21-7/8    29-11/16    26-3/4        23-3/8   22-3/4    16           16-3/4
------------------------------------------------------------------------------------------------------------------

(a) Includes restructuring charges of $62 million in the third quarter of 1998 and $15 million in the fourth quarter of 1997.

(b) Includes net gain of $871 million in the fourth quarter of 1997 from disposals of business segments.

                                                      CBS CORPORATION         49

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL AND
STATISTICAL DATA
(unaudited, dollars in millions except per-share amounts)

                                     1998           1997               1996               1995               1994
-----------------------------------------------------------------------------------------------------------------
Revenues                          $ 6,805        $ 5,367            $ 4,143            $ 1,074             $  744
Operating profit                      482            253                 54                160                151
Other income (expense), net            43             74                 55                152               (131)
Interest expense                     (370)          (386)              (401)              (184)               (26)
Income (loss) from
 Continuing Operations
 before income taxes and
 minority interest                    155            (59)              (292)               128                 (6)
Income tax (expense)
  benefit                            (161)           (73)                71                (75)                 1
Income (loss) from
 Continuing Operations                (12)          (131)              (221)                47                (10)
Income (loss) from
 Discontinued Operations               --            680                409                (57)                58
Extraordinary item                     (9)            --                (93)                --                 --
Net income (loss)                     (21)           549                 95                (10)                48
-----------------------------------------------------------------------------------------------------------------
Basic and diluted earnings
 (loss) per common share:
  Continuing Operations           $  (.02)       $  (.24)           $  (.67)           $  (.09)           $  (.27)
  Discontinued Operations              --           1.08               1.02               (.16)               .16
  Extraordinary item                 (.01)            --               (.23)                --                 --
Basic and diluted earnings
 (loss) per common share             (.03)           .84                .12               (.25)              (.11)
Dividends per common share            .05            .20                .20                .20                .20
-----------------------------------------------------------------------------------------------------------------
Total assets:
  Continuing Operations           $20,139        $16,503            $15,406            $10,391             $2,524
  Discontinued Operations           1,919          4,101              5,710              8,157              9,273
  Total assets                     22,058         20,604             21,116             18,548             11,797
Long-term debt:
  Continuing Operations             2,506          3,236              5,147              7,222              1,865
  Discontinued Operations             382            440                419                161                589
Total debt:
  Continuing Operations             2,665          3,387              5,635              7,840              2,471
  Discontinued Operations             428            543                439                528              1,266
Shareholders' equity                9,054          8,080              5,731              1,453              1,789
-----------------------------------------------------------------------------------------------------------------
Average common and common
 equivalent shares
 outstanding (if dilutive)    696,434,970    629,205,801        400,512,154        369,612,697        354,580,674
Market price range per
  share                      $36-5/8 - 18  $32-1/16 - 16   $21-1/8 - 15-3/8   $17-7/8 - 12-1/8   $15-1/4 - 10-7/8
Market price at year end         32-13/16        29-7/16             19-7/8             16-3/8             12-1/4
Common shareholders at
 year end                         113,024        122,548            127,802            125,962            125,376
Average number of
  employees:
  Continuing Operations            18,934         13,581              9,353              3,819              2,588
  Discontinued Operations          27,255         37,863             49,922             73,994             81,811
-----------------------------------------------------------------------------------------------------------------

Previously reported financial information has been restated to reflect the reclassification of certain businesses as Discontinued Operations.

 50        CBS CORPORATION

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to "Related Party Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The financial statements required by this item are listed under Part II, Item 8, which list is incorporated herein by reference.

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for CBS Corporation and the Independent Auditors' Reports thereon are included in Part IV of this report:

                                                                PAGES
                                                                 ----
Independent Auditors' Report on Financial Statement Schedule       55
For the three years ended December 31, 1998: Schedule
  II--Valuation and Qualifying Accounts                            56

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

               (b)     The Bylaws of the Corporation, as amended to March 11, 1999.

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

                                                      CBS CORPORATION         51

               (b)     Rights Agreement is incorporated herein by reference to
                       Exhibit 1 to Form 8-A filed with the Securities and Exchange
                       Commission on January 9, 1996.

       (10)    Material Contracts

               (a*) The CBS Corporation 1998 Executive Annual Incentive Plan is incorporated herein by reference to Exhibit A to the Corporation's Definitive Proxy Statement for the Annual
                       Meeting of Shareholders held on May 6, 1998, as filed with the Commission on March 25, 1998.

               (b*)    The Annual Performance Plan, as amended to November 1, 1996, is incorporated herein by reference to Exhibit 10(a) to Form
                       10-Q for the quarter ended September 30, 1996.

               (c*)    The 1993 Long-Term Incentive Plan, as amended to January 28,
                       1998, is incorporated herein by reference to Exhibit 10(b)
                       to Form 10-K for the year ended December 31, 1997.

               (d*)    The 1991 Long-Term Incentive Plan, as amended to January 28,
                       1998, is incorporated herein by reference to Exhibit 10(g)
                       to Form 10-K for the year ended December 31, 1997.

               (e*)    The 1984 Long-Term Incentive Plan, as amended to November 1,
                       1996, is incorporated herein by reference to Exhibit 10(c)
                       to Form 10-Q for the quarter ended September 30, 1996.

               (f*)    Amended and restated Infinity Broadcasting Corporation Stock
                       Option Plan is incorporated herein by reference to Exhibit
                       4.4 to the Corporation's Registration Statement No.
                       333-13219 on Post-Effective Amendment No. 1 on Form S-8 to
                       Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.

               (g*)    The Westinghouse Executive Pension Plan, as amended as of
                       August 19, 1998.

               (h*)    CBS Supplemental Executive Retirement Plan, as amended to
                       November 15, 1995, is incorporated herein by reference to
                       Exhibit 10(n) to Form 10-K for the year ended December 31,
                       1996.

               (i*)    CBS Bonus Supplemental Executive Retirement Plan, as amended to November 15, 1995, is incorporated herein by reference to
                       Exhibit 10(o) to Form 10-K for the year ended December 31,
                       1996.

               (j*)    CBS Supplemental Employee Investment Fund, as amended as of
                       November 24, 1995.

               (k*) The Deferred Compensation and Stock Plan for Directors, as amended as of January 27, 1999.

               (l*)    The Director's Charitable Giving Program, as amended to
                       April 30, 1996, is incorporated herein by reference to
                       Exhibit 10(g) to Form 10-Q for the quarter ended June 30,
                       1996.

               (m*)    Advisory Director's Plan Termination Fee Deferral Terms and
                       Conditions, dated April 30, 1996, is incorporated herein by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1996.

               (n*)    Employment Agreement between the Corporation and Mel
                       Karmazin, made as of June 20, 1996 and effective as of December 31, 1996, is hereby incorporated by reference to
                       Exhibit 10(s) to Form 10-Q for the quarter ended March 31,
                       1997.

               (o*) Infinity Broadcasting Corporation Warrant Certificate No. 3 to Mel Karmazin is incorporated herein by reference to
                       Exhibit 4.6 to the Corporation's Registration Statement No.
                       333-13219 on Post-Effective Amendment No. 1 on Form S-8 to
                       Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.

               (p*) Employment Agreement between a subsidiary of the Corporation, CBS Broadcasting, Inc. (formerly CBS Inc.) and
                       Leslie Moonves entered into as of May 17, 1995, and amended as of January 20, 1998 is incorporated herein by reference to Exhibit 10(u) to Form 10-K for the year ended December
                       31, 1997.

               (q*)    Employment Agreement between the Corporation and Fredric G.
                       Reynolds is incorporated herein by reference to Exhibit
                       10(j) to Form 10-K for the year ended December 31, 1994.

               (r)     The $5.5 billion Credit Agreement among the Corporation, the
                       Lenders parties thereto, NationsBank, N.A. and The
                       Toronto-Dominion Bank as Syndication Agents, The Chase
                       Manhattan Bank as Documentation Agent, and Morgan Guaranty
                       Trust Company of New York as Administrative Agent, dated
                       August 29, 1996, is incorporated herein by reference to
                       Exhibit 10(l) to Form 10-Q for the quarter ended September
                       30, 1996.

 52        CBS CORPORATION

               (s)     First Amendment, dated as of January 29, 1997 to the Credit
                       Agreement, dated as of August 29, 1996, among CBS
                       Corporation, the Lenders parties thereto, NationsBank, N.A.
                       and The Toronto-Dominion Bank as Syndication Agents, The
                       Chase Manhattan Bank as Documentation Agent, and Morgan
                       Guaranty Trust Company of New York as Administrative Agent,
                       is hereby incorporated by reference to Exhibit 10(p) to Form
                       10-Q for the quarter ended March 31, 1997.

               (t)     Second Amendment, dated as of March 21, 1997, to the Credit
                       Agreement, dated as of August 29, 1996, as amended by the
                       First Amendment thereto dated as of January 29, 1997, among the Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, NationsBank, N.A. and The
                       Toronto-Dominion Bank as Syndication Agents, The Chase
                       Manhattan Bank as Documentation Agent, and Morgan Guaranty
                       Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(q) to Form 10-Q for the quarter ended March 31, 1997.

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

               (v)     Asset Purchase Agreement, dated June 25, 1998, between the
                       Corporation and WGNH Acquisition, LLC, an entity owned 60 percent by Morrison Knudson Corporation and 40 percent by BNFL USA Group, Inc., relating to the Corporation's Energy
                       Systems Business Unit is incorporated by reference to
                       Exhibit 10(w) to Form 10-Q for the quarter ended June 30,
                       1998.

               (w)     Asset Purchase Agreement, dated June 25, 1998, between the
                       Corporation and WGNH Acquisition, LLC, an entity owned 60 percent by Morrison Knudson Corporation and 40 percent by BNFL USA Group, Inc., relating to the Corporation's
                       Government and Environmental Services Company is incorporated by reference to Exhibit 10(x) to Form 10-Q for the quarter ended June 30, 1998.

               (x)     Intercompany Agreement between CBS Corporation and Infinity
                       Broadcasting Corporation dated as of December 15, 1998.

               (y)     Tax Sharing Agreement between CBS Corporation and Infinity
                       Broadcasting Corporation dated as of December 15, 1998.

       (21)    Subsidiaries of the Registrant

       (23)    Consent of Independent Auditors

       (24)    Power of Attorney and Extract of Resolutions of Board of Directors

       (27)    Financial Data Schedule

* Identifies management contract or compensatory plan or arrangement.

                                                      CBS CORPORATION         53

(b) REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7) dated October 28, 1998, announcing Mel Karmazin to succeed Michael H. Jordan as Chief Executive Officer of CBS Corporation, effective January 1, 1999.

A Current Report on Form 8-K (Items 5 and 7) dated October 29, 1998, filing a press release concerning the Corporation's earnings for the third quarter of 1998.

A Current Report on Form 8-K (Items 5 and 7) dated December 30, 1998, announcing the election of David T. McLaughlin as non-executive Chairman of CBS Corporation, effective January 1, 1999.

 54        CBS CORPORATION

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CBS CORPORATION

Under date of January 27, 1999, we reported on the consolidated balance sheet of CBS Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders' equity, for each of the years in the three year period ended December 31, 1998, which are included in the 1998 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related consolidated financial statement schedule included in the 1998 Annual Report on Form 10-K. The consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the December 31, 1998, 1997, and 1996 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
---------------------
KPMG LLP
New York, New York
January 27, 1999

                                                      CBS CORPORATION         55

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

YEAR ENDED DECEMBER 31,                                        1998       1997       1996
-----------------------------------------------------------------------------------------
CUSTOMER RECEIVABLES FROM CONTINUING OPERATIONS -
 ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Balance at beginning of year                                 $ 35       $ 27       $ 20
  Charged to costs and expenses                                  21         12          8
  Increase resulting from business acquisitions                   8          7          7
  Write-offs, net of recoveries                                 (16)       (11)        (8)
-----------------------------------------------------------------------------------------
Balance at end of year                                         $ 48       $ 35       $ 27
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
DEFERRED INCOME TAXES -- VALUATION ALLOWANCE:
  Balance at beginning of year                                 $137       $ 52       $ 98
  Charged to costs and expenses, net of reclassification        (53)        85(a)       3
  Decrease resulting from business divestitures                  --         --        (49)
-----------------------------------------------------------------------------------------
Balance at end of year                                         $ 84       $137       $ 52
-----------------------------------------------------------------------------------------

(a) Relates to foreign tax credit carryforwards not expected to be realized.

 56        CBS CORPORATION

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1999.
                                       CBS CORPORATION

                                       By:     /s/ ROBERT G. FREEDLINE
                                         ---------------------------------------
                                                   Robert G. Freedline
                                                   Vice President and
                                                       Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                              SIGNATURE AND TITLE

Robert E. Cawthorn, Director

George H. Conrades, Director

Martin C. Dickinson, Director

Robert G. Freedline, Vice President and Controller
  (principal accounting officer)

William H. Gray III, Director

Mel Karmazin, President and Chief Executive Officer and Director (principal executive officer)

Jan Leschly, Director

David T. McLaughlin, Chairman and Director

Richard R. Pivirotto, Director

Fredric G. Reynolds, Executive Vice President and
  Chief Financial Officer (principal financial officer)

Raymond W. Smith, Director

Dr. Paula Stern, Director

Robert D. Walter, Director

                                       CBS CORPORATION

                                       By:     /s/ ROBERT G. FREEDLINE
                                         ---------------------------------------
                                                   Robert G. Freedline
                                                   Vice President and
                                                       Controller

Original powers of attorney authorizing Robert G. Freedline and certain others, individually, to sign this report on behalf of the listed directors and officers of the Corporation and a certified copy of resolutions of the Board of Directors of the Corporation authorizing Robert G. Freedline and certain others to sign on behalf of the Corporation have been filed with the Securities and Exchange Commission and are included as Exhibit 24 to this report.

                                                      CBS CORPORATION         57