Form 10-Q
period 1999-03-31
CBS CORP
filed 1999-05-17
CIK 106413

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                          COMMISSION FILE NUMBER 1-977

                                ----------------



                                 CBS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                           25-0877540
          -----------------------           ------------------------------------
          (State of Incorporation)          (I.R.S. Employer Identification No.)


                     51 WEST 52ND STREET, NEW YORK, NY 10019
               --------------------------------------------------
               (Address of principal executive offices, zip code)



                                 (212) 975-4321
              ----------------------------------------------------
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

         COMMON STOCK 711,900,230 SHARES OUTSTANDING AT APRIL 30, 1999



================================================================================

                                 CBS CORPORATION
                                      INDEX
                                 ---------------


                                                                                                       PAGE NO.
                                                                                                       --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements                                                            3

                  Condensed Consolidated Statement of Income and Comprehensive Income                      3

                  Condensed Consolidated Balance Sheet                                                     4

                  Condensed Consolidated Statement of Cash Flows                                           5

                  Notes to the Condensed Consolidated Financial Statements                                 6


                  Item 2.  Management's Discussion and Analysis of Financial                              15
                           Condition and Results of Operations



PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                              23

                  Item 6.  Exhibits and Reports on Form 8-K                                               24



SIGNATURE                                                                                                 28

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 CBS CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
       -------------------------------------------------------------------
                (unaudited, in millions except per-share amounts)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                           --------------------------------
                                                                                                     1999           1998
===========================================================================================================================
Revenues                                                                                           $ 1,768        $ 1,949
Operating expenses                                                                                  (1,160)        (1,305)
Marketing, administration, and general expenses                                                       (301)          (340)
Depreciation and amortization                                                                         (149)          (130)
Residual costs of discontinued businesses                                                              (40)           (38)
---------------------------------------------------------------------------------------------------------------------------
Operating profit                                                                                       118            136
Other income, net (note 3)                                                                              13              5
Interest expense, net                                                                                  (51)           (75)
---------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before income taxes
    and minority interest in income of consolidated subsidiaries                                        80             66
Income tax expense                                                                                     (46)           (47)
Minority interest in income of consolidated subsidiaries                                                (9)            --
---------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                                       25             19
Gain on disposal of Discontinued Operations
     net of income taxes (note 6)                                                                      366             --
Extraordinary item:
     Loss on extinguishment of debt, net of income taxes (note 1)                                       (4)            --
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                         $   387        $    19
===========================================================================================================================

Basic earnings per common share (note 9):
     Continuing Operations                                                                         $   .04        $   .03
     Discontinued Operations                                                                           .53             --
     Extraordinary item                                                                               (.01)            --
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                                                    $   .56        $   .03
===========================================================================================================================
Diluted earnings per common share (note 9):
     Continuing Operations                                                                         $   .04        $   .03
     Discontinued Operations                                                                           .52             --
     Extraordinary item                                                                               (.01)            --
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                                                  $   .55        $   .03
===========================================================================================================================
Cash dividends per common share                                                                    $    --        $   .05
===========================================================================================================================

Comprehensive income:
Net income                                                                                         $   387        $    19
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes (note 10):
    Unrealized gains on marketable securities,
         net of taxes of $26 million and $10 million, respectively                                      40             17
     Minimum pension liability adjustment,
         net of taxes of $52 million and $14 million, respectively                                      97            (25)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                                      137             (8)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                               $   524        $    11
===========================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                     (in millions except per-share amounts)

                                                                                              (UNAUDITED)
                                                                                                MARCH 31,       DECEMBER 31,
                                                                                                     1999               1998
==============================================================================================================================
ASSETS:
   Cash and cash equivalents                                                                       $    987           $    798
   Customer receivables (net of allowance for doubtful
      accounts of $54 and $48, respectively)                                                          1,272              1,180
   Program rights                                                                                       562                533
   Deferred income taxes                                                                                217                138
   Prepaid and other current assets                                                                     170                140
------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                               3,208              2,789
   Property and equipment, net                                                                        1,132              1,149
   FCC licenses, net (note 2)                                                                         4,220              4,308
   Goodwill, net                                                                                     10,299             10,357
   Other intangible and noncurrent assets (note 4)                                                    1,667              1,536
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $ 20,526           $ 20,139
==============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current maturities of long-term debt                                                            $    127           $    159
   Accounts payable                                                                                     347                336
   Liabilities for talent and program rights                                                            592                290
   Other current liabilities (note 5)                                                                   788                820
------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                          1,854              1,605
   Long-term debt                                                                                     2,315              2,506
   Net liabilities of Discontinued Operations (note 6)                                                1,078              1,284
   Pension liability                                                                                    878                945
   Postretirement benefit liability                                                                   1,020              1,046
   Other noncurrent liabilities (note 5)                                                              2,055              2,081
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                     9,200              9,467
------------------------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments (note 8)
Minority interest in equity of consolidated subsidiaries                                              1,624              1,618
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value (25 million shares authorized, no shares issued)                     --                 --
   Common stock, $1.00 par value (1,100 million shares
      authorized, 740 million and 734 million shares issued, respectively)                              740                734
   Capital in excess of par value                                                                     9,082              8,914
   Common stock held in treasury, at cost                                                            (1,265)            (1,215)
   Retained earnings                                                                                  1,815              1,428
   Accumulated other comprehensive loss (note 10)                                                      (670)              (807)
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                            9,702              9,054
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                         $ 20,526           $ 20,139
==============================================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                            (unaudited, in millions)

THREE MONTHS ENDED MARCH 31,                                                                     1999                1998
==========================================================================================================================
Cash flows from operating activities of Continuing Operations:
    Income from Continuing Operations                                                          $   25               $  19
    Adjustments to reconcile income from Continuing Operations to net cash provided by operating activities:
         Depreciation and amortization                                                            149                 130
         Gain on asset dispositions                                                                (9)                --
         Other noncash adjustments                                                                (43)               (128)
         Changes in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
              Receivables, current and noncurrent                                                (120)               (136)
              Accounts payable                                                                     11                 (16)
              Deferred and current income taxes                                                    14                  17
              Program rights                                                                      283                 271
              Pensions and postretirement benefits                                                (32)                (17)
              Other assets and liabilities                                                        (48)                (79)
--------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities of Continuing Operations                                    230                  61
--------------------------------------------------------------------------------------------------------------------------
Cash used by operating activities of Discontinued Operations (note 6)                            (101)               (248)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Business acquisitions and investments                                                         (49)                 (4)
    Business divestitures and other asset liquidations                                            342                  33
    Deposits in acquisition trust                                                                 (21)                 --
    Capital expenditures - Continuing Operations                                                  (24)                (18)
    Capital expenditures - Discontinued Operations                                                (12)                (10)
--------------------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                                             236                   1
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Bank revolver borrowings                                                                       --                 503
    Bank revolver repayments                                                                       --                (303)
    Net increase in short-term debt                                                                --                  35
    Long-term debt repayments                                                                    (247)                (39)
    Stock issued                                                                                  128                 107
    Purchase of treasury stock                                                                    (70)                (21)
    Bank fees paid and other costs                                                                 (1)                 (6)
    Dividends paid                                                                                 --                 (36)
--------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                                                     (190)                240
--------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                             175                  54
Cash and cash equivalents at beginning of period for Continuing and
    Discontinued Operations                                                                       825                  67
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period for Continuing and
    Discontinued Operations                                                                    $1,000               $ 121
==========================================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid - Continuing Operations                                                      $   58               $  75
    Interest paid - Discontinued Operations                                                         1                  12
--------------------------------------------------------------------------------------------------------------------------
Total interest paid                                                                            $   59               $  87
==========================================================================================================================
Total income taxes paid from Continuing and Discontinued Operations                            $   42               $  94
==========================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

1.    GENERAL

The condensed consolidated financial statements include the accounts of CBS Corporation (CBS) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts pertaining to the three months ended March 31, 1998 have been restated or reclassified for comparative purposes.

During the first quarter of 1999, the Corporation purchased, at market value, or redeemed, at redemption prices, debt securities with a face value of approximately $190 million and reduced the available borrowing capacity under its credit facility from $4.0 billion to $3.0 billion. As a result of these early extinguishments and the write-off of related debt issue costs, the Corporation recognized an extraordinary loss of $4 million, net of income taxes, during the first quarter.

On March 31, 1999, the Corporation entered into a definitive merger agreement with King World Production, Inc. (King World) in which it will issue approximately $2.5 billion in common stock in exchange for all of the outstanding common stock of King World. Under the terms of the agreement, King World shareholders will receive 0.81 shares of CBS common stock for each share of King World common stock. King World is the distributor of a number of shows which include "The Oprah Winfrey Show," "Wheel of Fortune," "Jeopardy!," and "Hollywood Squares." The consummation of the merger is subject to certain conditions, including approval by King World stockholders.

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Corporation's derivative and hedging transactions are not material and it is anticipated that adoption of this standard will not materially impact its financial results or disclosure.

Under various disposal plans adopted in recent years, the Corporation has essentially disposed of the remaining industrial businesses. These businesses have been classified as Discontinued Operations in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." On March 22, 1999, the Corporation completed the previously announced sale of its Energy Systems and Government Operations businesses for approximately $220 million in cash, subject to certain adjustments, and the assumption by the buyer, of liabilities, commitments, and obligations totaling approximately $950 million, all in accordance with the terms of the divestiture agreement. The pre tax and after tax gain on disposal totaled $490 million and $366 million, respectively. See note 6 to the condensed consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, product liabilities, contracts, program rights, pensions, income taxes, and Discontinued Operations, based on currently available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations, and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

2.    ACQUISITIONS

On June 4, 1998, the Corporation acquired the radio broadcasting operations of American Radio Systems Corporation (American Radio). The acquisition was accounted for under the purchase method. Based on the latest information available to the Corporation, the excess consideration paid over the estimated fair value of net assets acquired totaling approximately $0.8 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The following unaudited pro forma information combines the consolidated results of operations of the Corporation with those of American Radio's as if the acquisition had occurred at the beginning of 1998. The pro forma results for the three months ended March 31, 1998 give effect to certain purchase accounting adjustments, additional amortization expense from goodwill and other identifiable intangible assets, additional interest expense and related income tax effects.

PRO FORMA RESULTS OF OPERATIONS
(unaudited, in millions except per-share amounts)

THREE MONTHS ENDED MARCH 31,                                                                   1999            1998
=====================================================================================================================
Revenues                                                                                      $1,768         $ 2,038
Income (loss) from Continuing Operations                                                          25             (13)
Basic and diluted earnings (loss) per common share - Continuing Operations                       .04            (.02)
=====================================================================================================================

This pro forma information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the American Radio transaction been consummated on January 1, 1998. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3.    OTHER INCOME, NET

Other income, net during the three months ended March 31, 1999 reflected income of $13 million compared to income of $5 million for the same period in 1998. Generally, other income and expense items include miscellaneous gains and losses on dispositions of non-strategic assets and operating results of non-consolidated affiliates. During the three months ended March 31, 1999, the Corporation recognized a gain of $8 million on the disposal of certain corporate aircraft which represents the majority of the activity during the period.

4.    OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

                                                                                     (UNAUDITED)
                                                                                       MARCH 31,       DECEMBER 31,
                                                                                            1999               1998
====================================================================================================================
Cable license agreements                                                                 $   428            $   441
Other intangible assets                                                                      351                357
Joint ventures and other investments                                                         272                141
Recoverable costs of discontinued businesses (note 8)                                        175                180
Noncurrent receivables                                                                       231                228
Program rights                                                                               102                 93
Deferred charges                                                                              23                 33
Intangible pension asset                                                                       5                  5
Other                                                                                         80                 58
--------------------------------------------------------------------------------------------------------------------
Total other intangible and noncurrent assets                                             $ 1,667            $ 1,536
====================================================================================================================

5.    OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)


                                                                                     (UNAUDITED)
                                                                                       MARCH 31,        DECEMBER 31,
                                                                                            1999                1998
====================================================================================================================
OTHER CURRENT LIABILITIES
Accrued employee compensation                                                            $    74             $   108
Income taxes payable                                                                          --                  24
Accrued restructuring cost                                                                    30                  38
Accrued liabilities                                                                          335                 318
Retained liabilities of discontinued businesses (note 8)                                     256                 254
Accrued interest and insurance                                                                79                  67
Other                                                                                         14                  11
--------------------------------------------------------------------------------------------------------------------
Total other current liabilities                                                          $   788             $   820
====================================================================================================================

OTHER NONCURRENT LIABILITIES
Deferred income taxes                                                                    $   475             $   499
Postemployment benefits                                                                       29                  29
Liabilities for talent and program rights                                                    118                 119
Accrued liabilities                                                                          178                 156
Retained liabilities of discontinued businesses (note 8)                                     793                 766
Accrued restructuring costs                                                                   24                  28
Other                                                                                        438                 484
----------------------------------------------------------------------------- ------------------- ------------------
Total other noncurrent liabilities                                                       $ 2,055             $ 2,081
====================================================================================================================

6.    DISCONTINUED OPERATIONS

In recent years, the Corporation adopted various disposal plans that, in the aggregate, provide for the disposal of all of its industrial businesses and its financial services business. The assets and liabilities and the results of operations for these businesses are classified as Discontinued Operations for all periods presented except for certain liabilities expected to be retained by the Corporation. See note 8 to the condensed consolidated financial statements.

On March 22, 1999, the Corporation completed the sale of its Energy Systems and Government Operations businesses for approximately $220 million in cash, subject to certain adjustments, plus the assumption of liabilities, commitments, and obligations of approximately $950 million, all in accordance with the terms of the divestiture agreement. With the completion of this sale, the Corporation has essentially disposed of the remaining industrial businesses and recorded a pre tax and after tax gain on the disposal of Discontinued Operations of $490 million and $366 million, respectively.

At March 31, 1999, the remaining assets and liabilities of Discontinued Operations generally consisted of portfolio investments and related debt and other miscellaneous assets including surplus properties, that are expected to be divested. In addition, Discontinued Operations includes a liability for estimated loss on disposal that provides for the portfolio investments' estimated results of operations through the expected date of liquidation, other obligations associated with the disposal of the industrial businesses, and transaction related costs. Those obligations that are expected to be retained by the Corporation are separately presented in Continuing Operations as retained liabilities of discontinued businesses.

The assets and liabilities of Discontinued Operations have been classified on the consolidated balance sheet as "Net Liabilities of Discontinued Operations." A summary of these assets and liabilities follows:

NET LIABILITIES OF DISCONTINUED OPERATIONS
(in millions)

                                                                                   (UNAUDITED)
                                                                                     MARCH 31,         DECEMBER 31,
                                                                                          1999                 1998
====================================================================================================================
ASSETS:
    Cash and cash equivalents                                                         $     13             $     27
    Customer receivables                                                                    53                  224
    Inventories                                                                             36                   94
    Costs and estimated earnings over billings on uncompleted contracts                     --                   87
    Portfolio investments                                                                  629                  642
    Plant and equipment, net                                                                52                  269
    Deferred income taxes                                                                  122                  414
    Other assets                                                                           109                  162
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $  1,014             $  1,919
--------------------------------------------------------------------------------------------------------------------
LIABILITIES:
    Accounts payable                                                                  $     71             $    190
    Billings over costs and estimated earnings on uncompleted contracts                     --                  137
    Current maturities of long-term debt                                                    56                   46
    Long-term debt                                                                         353                  382
    Liability for estimated loss on disposal                                             1,493                1,309
    Settlements and environmental liabilities                                               --                  569
    Other liabilities                                                                      119                  570
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        2,092                3,203
--------------------------------------------------------------------------------------------------------------------
Net liabilities of Discontinued Operations                                            $ (1,078)            $ (1,284)
====================================================================================================================

Portfolio investments, which remain from the financial services business, primarily consist of direct financing and leveraged lease receivables. Generally, these leases are expected to liquidate in accordance with their contractual terms, which extend to 2015. The Corporation has provided for all of the estimated costs associated with liquidation of this portfolio. Cash inflows from contractual liquidation of the leasing portfolio are expected to be sufficient to repay the principal amount of the debt as well as interest costs associated with the portfolio.

Prior to the disposition of its Energy Systems business, the Corporation had been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Energy Systems business as components of nuclear steam supply systems. Settlement agreements had been entered resolving a number of the litigation claims which generally required that the Corporation provide certain products and services at prices discounted at varying rates. In addition, the Corporation was a party to three tolling agreements with utilities or utility plant owners' groups that asserted steam generator claims. The obligations associated with these previous settlement agreements, the tolling agreements and such litigation were assumed by the buyer of the Energy Systems business, all in accordance with the terms of the divestiture agreement.

The liability for estimated loss on disposal of $1,493 million at March 31, 1999, includes estimated losses and disposal costs associated with the divestiture transactions, the portfolio investments' estimated results of operations through the expected date of liquidation, and certain contingencies related to the industrial businesses. Satisfaction of these liabilities is expected to occur over the next several years. Management believes that the liability for estimated loss on disposal at March 31, 1999, is adequate to cover these liabilities of Discontinued Operations.

In accordance with APB 30, the condensed consolidated financial statements reflect the operating results of Discontinued Operations separately from Continuing Operations. The operating results of the Corporation's Discontinued Operations as presented in the table below occurred after the measurement date and therefore have been charged to the liability for estimated loss on disposal.

OPERATING RESULTS OF DISCONTINUED OPERATIONS (unaudited, in millions)

                                                                                                 PRE-TAX
                                                          SALES OF PRODUCTS                     LOSS AFTER
                                                             OR SERVICES                     MEASUREMENT DATE
                                                    -------------------------------    -----------------------------
THREE MONTHS ENDED MARCH 31,                             1999            1998              1999           1998
====================================================================================================================
Industrial businesses                                   $ 113           $ 588             $ (20)         $ (153)
Financial Services                                          3               6                (7)             (5)
--------------------------------------------------------------------------------------------------------------------
Total                                                   $ 116           $ 594             $ (27)         $ (158)
====================================================================================================================

Cash proceeds from the sale or liquidation of all assets of Discontinued Operations except for portfolio investments, as well as cash requirements to satisfy non-debt obligations of Discontinued Operations, will affect cash flows of Continuing Operations. Operating cash flows of Discontinued Operations, which include cash flows from the operations of the businesses as well as payments for disposition-related costs, are presented separately from Continuing Operations in the condensed consolidated financial statements and consist of the following:

CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS
(unaudited, in millions)

THREE MONTHS ENDED MARCH 31,                                                                1999          1998
====================================================================================================================
Industrial businesses                                                                      $ (101)       $ (236)
Financial Services                                                                             --            (9)
Other                                                                                          --            (3)
--------------------------------------------------------------------------------------------------------------------
Cash used by operating activities                                                          $ (101)        $(248)
====================================================================================================================

7.    RESTRUCTURING

In recent years, the Corporation has restructured its corporate headquarters and certain of its businesses in an effort to reduce its cost structure and remain competitive in its markets. Restructuring activities primarily involve the separation of employees, termination of leases, and other similar actions. Costs for restructuring activities are limited to incremental costs that directly result from restructuring activities and provide no future benefit to the Corporation.

During the three months ended March 31, 1999 and 1998, no new restructuring plans were initiated. Restructuring plans initiated during 1998 and 1997 totaling $62 million and $15 million, respectively, are anticipated to be completed by the end of 1999, although certain expenditures for lease commitments will extend over the next several years. Cash expenditures under these plans totaled $12 million during the quarter and are estimated to approximate $23 million for the remainder of 1999 and approximately $30 million for 2000 and beyond.

8.    CONTINGENT LIABILITIES AND COMMITMENTS

Certain environmental, litigation, and other liabilities associated with the industrial businesses were not assumed by other parties in the divestiture transactions and, therefore, will be retained by the Corporation. These liabilities include certain environmental, general litigation, and other matters not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented in Continuing Operations as retained liabilities of discontinued businesses, totaled $1.0 billion at March 31, 1999, including amounts related to previously discontinued businesses of CBS Inc. Of this amount, $793 million is classified as noncurrent. A separate asset of $227 million was recorded for estimated amounts recoverable from third parties, of which $175 million is classified as noncurrent.

LEGAL MATTERS

SECURITIES CLASS ACTIONS - FINANCIAL SERVICES

The Corporation has been defending class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings and in a Prospectus and Registration Statement for a public offering of the Corporation's common stock in 1991, arising out of charges to earnings of $975 million in 1990 and $1,680 million in 1991. The Corporation and certain directors and former officers were also the subject of derivative litigation arising out of these same events. The district court dismissed both the derivative claim and the class action claims in their entirety. These dismissals were appealed. In July 1996, the United States Court of Appeals for the Third Circuit (the Circuit Court) affirmed the court's dismissal of the derivative claim. The Circuit Court also affirmed in part and reversed in part the dismissal of the class action claims. Those class action claims that were not dismissed by the Circuit Court were remanded to the lower court for further proceedings. The parties to the class actions have reached an agreement in principle to resolve all claims. In March 1999, the attorneys who filed the derivative action described herein, filed a new derivative action based on the same allegations previously asserted and dismissed. The parties to that derivative action have also reached an agreement in principle to settle the derivative action. Both the class and the derivative action settlements are subject to execution of definitive documentation, notice to the shareholders and class upon whose behalf the actions were brought, fairness hearings and approval by Court of the settlement.

ASBESTOS

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At March 31, 1999, the Corporation had approximately 106,050 unresolved claims pending.

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

GENERAL

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the securities class action and certain groupings of asbestos claims, and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described previously and that the Corporation has adequately provided for costs arising from resolution of these matters. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

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

Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, the Corporation has an accrued liability of $310 million at March 31, 1999. Depending on the remediation alternatives ultimately selected, the actual costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $227 million for site investigation and remediation, and $83 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. In addition, included in Discontinued Operations are environmental liabilities directly related to properties that are held for sale.

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

COMMITMENTS

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such programs for various periods. At March 31, 1999, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, totaling $7.3 billion.

In addition, the Corporation has commitments under operating and capital leases for certain facilities and equipment as well as commitments to pay for certain franchise rights entitling it to display advertising on buses, taxis, trains, bus shelters, terminals, and phone kiosks.

9.    EARNINGS PER COMMON SHARE

COMPUTATION OF EARNINGS PER COMMON SHARE - CONTINUING OPERATIONS
(unaudited, in millions except per-share amounts)

THREE MONTHS ENDED MARCH 31,                                                                   1999           1998
====================================================================================================================
Income from Continuing Operations applicable to common stockholders                          $  25            $  19
====================================================================================================================
Basic and diluted earnings per common share                                                  $ .04            $ .03
--------------------------------------------------------------------------------------------------------------------
Average number of basic common shares outstanding                                              693              698
Average number of diluted common shares outstanding                                            708              718
====================================================================================================================

Shares of common stock issuable under deferred compensation arrangements were excluded from the computation of diluted earnings per common share for the periods presented above because their inclusion would have resulted in an increase from basic earnings per common share.

10.    SHAREHOLDERS' EQUITY

During 1998, the Corporation's Board of Directors authorized a $3 billion multi-year stock repurchase program. For the three months ended March 31, 1999, the Corporation purchased 1,988,700 shares of common stock at cost of $70 million under the program bringing total shares repurchased during 1998 and 1999 to 30,330,408 at a cost of $929 million. At March 31, 1999, and December 31, 1998, 44,464,867 shares and 43,204,000 shares, respectively, of the Corporation's common stock were held in treasury.

At March 31, 1998, the Corporation adopted the provisions of SFAS 130 which establishes standards for reporting and disclosing comprehensive income in the financial statements. Comprehensive income is used to describe all changes in equity from transactions and other events and circumstances, including net income, from nonowner sources. The following table presents the accumulated components of comprehensive income other than net income reflected within shareholders' equity at March 31, 1999 and December 31, 1998:

ACCUMULATED OTHER COMPREHENSIVE LOSS
(in millions)

                                                                                     (UNAUDITED)
                                                                                       MARCH 31,         DECEMBER 31,
                                                                                            1999                 1998
====================================================================================================================
Minimum pension liability                                                                 $ (711)             $(808)
Unrealized gains on securities                                                                41                  1
--------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive loss                                                $ (670)              $(807)
====================================================================================================================

During the three months ended March 31, 1999, the Corporation disposed of essentially the remaining industrial businesses with the sale of its Energy Systems and Government Operations businesses. The minimum pension liability declined in the quarter primarily as a result of these disposals and the assumption of certain pension obligations by the buyer.

11.  SEGMENT INFORMATION

The Corporation's Continuing Operations are aligned into two business segments:
Radio and Television. These business segments are consistent with the Corporation's management of these businesses and its financial reporting structure and generally reflect the operating focus on out-of-home media and in-home media.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in millions)

                                                   REVENUES             OPERATING PROFIT (LOSS)           EBITDA
                                             ----------------------     -----------------------   --------------------
THREE MONTHS ENDED MARCH 31,                     1999         1998          1999         1998        1999        1998
======================================================================================================================
Radio                                         $   474      $   330         $  98        $  64        $170        $113
Television                                      1,295        1,620            73          127         153         212
Corporate and Other                                (1)          (1)          (13)         (17)         (3)        (16)
Residual costs of discontinued businesses          --           --           (40)         (38)        (40)        (38)
----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                   $ 1,768      $ 1,949         $ 118        $ 136        $280        $271
======================================================================================================================

The Corporation evaluates its performance, based on earnings before interest, minority interest, taxes, depreciation and amortization (EBITDA). Management believes that EBITDA is an appropriate measure for evaluating the operating performance of the Corporation's businesses. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which arises from acquisitions accounted for under the purchase method of accounting. The exclusion of amortization expense eliminates variations in results caused by the timing of acquisitions. However, EBITDA should be considered in addition to, not as a substitute for, operating profit, net income, cash flows, and other measures of financial performance reported in accordance with generally accepted accounting principles.

The Corporation's consolidated income from Continuing Operations before taxes and minority interest for the quarters ended March 31 1999, and 1998 totaled $80 million, and $66 million, respectively. Consolidated EBITDA noted in the preceding table varies from the consolidated income from Continuing Operations before taxes and minority interest because it excludes depreciation, amortization, and interest expense, net.

The category "Corporate and other" includes certain assets and results of operations that are not identifiable to a specific operating segment. These assets primarily include cash and cash equivalents, deferred income taxes, property, equipment and other assets associated with corporate headquarters as well as certain receivables. Included in the results of operations are certain intersegment eliminations, non-allocated income and costs related to interest, taxes and employee benefits as well as certain other headquarter related income and expenses. Intersegment sales and transfers are not material to the Corporation's Radio or Television segment results.

Residual costs of discontinued businesses primarily include certain costs, such as pension and post-retirement benefit costs, remaining from past divestitures of the Corporation's industrial businesses.

12.   SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Corporation entered into the following definitive agreements to acquire two television stations. On April 12, 1999, the Corporation announced its agreement with Gaylord Entertainment Company pursuant to which the Corporation will issue $485 million of its common stock in exchange for the KTVT-TV Dallas-Fort Worth television station and on April 29, 1999, the Corporation announced its agreement to purchase KEYE-TV in Austin, Texas from Granite Broadcasting Corporation for $160 million in cash. In addition, on April 30, 1999, Infinity Broadcasting Corporation (Infinity), the Corporation's radio and outdoor advertising business, acquired two radio stations in Tampa, Florida, and one in Cleveland, Ohio, from Clear Channel Communications for $123 million in cash.

The Corporation also entered into or announced a number of strategic alliances focused on growing its New Media operations. In January the Corporation announced a cross promotional alliance, making CBS News the sole branded broadcast news partner on America Online and CompuServe news channels. In February, CBS and SportsLine USA, Inc. announced the extension of their equity-for-promotion agreement. The Corporation signed letters of intent to exchange promotion and advertising for equity in two companies establishing online services and information sites; hollywood.com and storerunner.com. In connection with the hollywood.com transaction, the Corporation expects to receive a 35 percent ownership interest in the company for approximately $100 million of promotion and content support over a period of seven years. In the storerunner.com transaction, which closed on April 29, 1999, the Corporation received a 50 percent ownership interest in the company for approximately $100 million of promotion and branding support, over a period of six years. In addition, the Corporation entered into a definitive agreement with a subsidiary of WinStar Communications, Inc., to acquire a one-third equity stake in Office.com for $42 million of promotion and advertising over a term of six years. Office.com is designed to provide a comprehensive information website directed towards small and medium-sized businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation reported $1.8 billion in revenues for the three months ended March 31, 1999 which was a slight decline from the same period during 1998 due to the impact of the broadcast of the 1998 Winter Olympics on the prior year first quarter results. Excluding the effect of the Winter Olympics from the 1998 results, revenues for the first three months ended March 31, 1999 increased 18 percent. Earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) also increased dramatically, excluding the impact of the Olympics, up over 50 percent during the first quarter when compared to the prior year first quarter.

The Corporation reported net income, for the three months ended March 31, 1999, of $387 million, or $0.55 per share, on a diluted basis which included a gain on the disposal of Discontinued Operations of $366 million, net of income tax. Income from Continuing Operations totaled $25 million, or $0.04 per-share, for the three months ended March 31, 1999, compared to $19 million, or $0.03 per-share, during the three months ended March 31, 1998.

The Corporation purchased, at market value, or redeemed, at redemption prices, debt securities with a face value of approximately $190 million and reduced the available borrowing capacity under its credit facility from $4.0 billion to $3.0 billion. As a result of these early extinguishments and the write-off of related debt issue costs, the Corporation recognized an extraordinary loss of $4 million, net of income taxes, during the first quarter.

On March 22, 1999, the Corporation completed the previously announced sale of its Energy Systems and Government Operations businesses for approximately $220 million in cash, subject to certain adjustments, and the assumption by the buyer, of liabilities, commitments, and obligations totaling approximately $950 million, all in accordance with the terms of the divestiture agreement. The pre tax and after tax gain on disposal totaled $490 million and $366 million, respectively. With the completion of this sale, the Corporation has essentially disposed of the remaining industrial businesses.

On March 31, 1999, the Corporation entered into a definitive merger agreement with King World Production, Inc. (King World) in which it will issue approximately $2.5 billion in common stock in exchange for all of the outstanding common stock of King World. Under the terms of the agreement, King World shareholders will receive 0.81 shares of CBS common stock for each share of King World common stock. King World is the distributor of a number of shows which include "The Oprah Winfrey Show," "Wheel of Fortune," "Jeopardy!," and "Hollywood Squares." The consummation of the merger is subject to certain conditions, including approval by King World stockholders.

In addition, subsequent to March 31, 1999, the Corporation entered into the following definitive agreements to acquire two television stations. On April 12, 1999, the Corporation announced its agreement with Gaylord Entertainment Company pursuant to which the Corporation will issue $485 million of its common stock in exchange for the KTVT-TV Dallas-Fort Worth television station and on April 29, 1999, the Corporation announced its agreement to purchase KEYE-TV in Austin, Texas from Granite Broadcasting Corporation for $160 million in cash. In addition, on April 30, 1999, Infinity Broadcasting Corporation (Infinity), the Corporation's radio and outdoor advertising business, acquired two radio stations in Tampa, Florida, and one in Cleveland, Ohio, from Clear Channel Communications for $123 million in cash.

The Corporation also entered into or announced a number of strategic alliances focused on growing its New Media operations. In January the Corporation announced a cross promotional alliance, making CBS News the sole branded broadcast news partner on America Online and CompuServe news channels. In February, CBS and SportsLine USA, Inc. announced the extension of their equity-for-promotion agreement. The Corporation signed letters of intent to exchange promotion and advertising for equity in two companies establishing online services and information sites; hollywood.com and storerunner.com. In connection with the hollywood.com transaction, the Corporation expects to receive a 35 percent ownership interest in the company for approximately $100 million of promotion and content support over a period of seven years. In the storerunner.com transaction, which closed on April 29, 1999, the Corporation received a 50 percent ownership interest in the company for approximately $100 million of promotion and branding support, over a period of six years. In addition, the Corporation entered into a definitive agreement with a subsidiary of WinStar Communications, Inc., to acquire a one-third equity stake in Office.com for $42 million of promotion and advertising over a term of six years. Office.com is designed to provide a comprehensive information website directed towards small and medium-sized businesses.

SEGMENT RESULTS OF OPERATIONS

The following table presents the segment results for the Corporation's Continuing Operations for the three months ended March 31, 1999 and 1998. EBITDA is presented in the table because management believes that EBITDA is an appropriate measure for evaluating the operating performance of the Corporation's businesses. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting. The exclusion of amortization expense eliminates variations in results among stations and other businesses caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to the increasing prices paid for FCC licenses, goodwill and other identifiable intangibles. However, EBITDA should be considered in addition to, not as a substitute for, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA differs from cash flows from operating activities primarily because it does not consider certain changes in assets and liabilities from period to period and it does not include cash flows for interest and taxes.

SEGMENT RESULTS OF OPERATIONS - CONTINUING OPERATIONS
(unaudited, in millions)

                                                   REVENUES             OPERATING PROFIT (LOSS)           EBITDA
                                             ----------------------     -----------------------   --------------------
THREE MONTHS ENDED MARCH 31,                     1999         1998           1999        1998        1999        1998
======================================================================================================================
Radio                                         $   474      $   330          $  98        $ 64        $170        $113
Television                                      1,295        1,620             73         127         153         212
Corporate and Other                                (1)          (1)           (13)        (17)         (3)        (16)
Residual costs of discontinued businesses          --           --            (40)        (38)        (40)        (38)
----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                   $ 1,768      $ 1,949          $ 118        $136        $280        $271
======================================================================================================================

Certain discussions below provide a comparison of actual results with pro forma results. For the three months ended March 31, 1999 and 1998 comparisons, pro forma results were determined as if the American Radio Systems Corporation (American Radio) and related divestitures and exchanges of radio stations had occurred on January 1, 1998.

RADIO AND OUTDOOR ADVERTISING

Infinity Broadcasting Corporation (Infinity), which is comprised of the radio and outdoor advertising operations (Radio) of the Corporation, owns and operates more than 160 radio stations and TDI Worldwide, Inc. (TDI), its outdoor advertising business. Revenues, as reported, increased by $144 million, or 44 percent, during the first three months of 1999 compared to the same period in 1998. This growth was primarily driven by the overall strong performance at the Corporation's existing radio stations and TDI and the inclusion of the results of operations of American Radio, which was acquired on June 4, 1998. On a pro forma basis, first quarter 1999 Radio segment revenue growth continued to outpace the industry increasing by approximately 16 percent over the prior year first quarter. These pro forma increases reflect strong station growth across the majority of the Corporation's radio markets as well as double digit growth at TDI during 1999.

Operating profit and EBITDA for the three months ended March 31, 1999, increased over the prior year quarter by $34 million, or 53 percent, and $57 million, or 51 percent, respectively. On a pro forma basis operating profit and EBITDA increased by approximately 56 percent and 27 percent, respectively. The increases in pro forma operating profit and EBITDA are primarily due to the higher revenues at the Corporation's existing stations and TDI combined with management's continued cost control efforts. On an as-reported basis, the increases in operating profit and EBITDA are driven by the same factors as the pro forma increases, as well as the inclusion of the results of operations of American Radio subsequent to its acquisition by the Corporation in June 1998. The higher rate of growth in operating profit and EBITDA compared to the rate of growth in revenues is attributable to the fact that a substantial portion of the Radio segment costs are fixed.

TELEVISION

The television segment consists of the Corporation's 14 owned and operated television stations, the CBS television network, and the cable television operations. The segment's revenues for the first three months of 1999 totaled $1,295 million compared to $1,620 million during the prior year first quarter. This decline is primarily due to the effect of the Winter Olympics on the first quarter of 1998 results. Excluding the impact of the Winter Olympics, the television segment revenues increased at a double digit rate. This increase in first quarter revenues for the Television segment, excluding the effect of the Olympics, is due to stronger 1999 primetime pricing on network advertising and primetime ratings share growth.

The Television segment's operating profit and EBITDA for the three months ended March 31, 1999 totaled $73 million and $153 million, respectively, compared to $127 million and $212 million, respectively, for the same period during 1998. These declines are due to the effect of the Winter Olympics on the first quarter of 1998 results. Excluding the impact of the Olympics from the 1998 results, operating profit and EBITDA increased greater than 25 percent. These improvements were attributable to the revenue growth at the television network due to higher pricing on primetime network advertising and primetime ratings share growth during 1999, as well as lower operating costs due to recent cost reduction initiatives and the benefit of the elimination of start-up losses associated with certain cable operations divested late in 1998.

RESIDUAL COSTS OF DISCONTINUED BUSINESSES

The Corporation's results of operations are unfavorably affected by certain costs remaining from past divestitures of its industrial businesses. Following those divestitures, certain liabilities arising from these businesses remained with the Corporation, such as pension and postretirement benefit obligations for inactive and retired employees, environmental liabilities, and litigation-related liabilities. The pension and postretirement benefit costs associated with these former employees, as well as, administration costs associated with managing the retained liabilities, have been presented separately in the condensed consolidated statement of income.

For the three months ended March 31, 1999 and 1998, these costs primarily reflect pension and postretirement benefit costs. The slight increase in costs during 1999 is a result of the closing of the sale of Power Generation in August 1998 and the retention of these benefit obligations. Following the sales of Energy Systems and Government Operations, the quarterly costs will increase by an additional $5 million. Prior to the sales, these costs are included in the respective businesses' results of operations which are reported in Discontinued Operations.

The Corporation's objective is to reduce this earnings constraint over the next few years by fully funding the pension plan and modifying postretirement benefits. However, management expects that these costs will continue to negatively affect operating results during future years.

OTHER INCOME, NET

Other income, net during the three months ended March 31, 1999 reflected income of $13 million compared to income of $5 million for the same period in 1998. Generally, other income and expense items include miscellaneous gains and losses on dispositions of non-strategic assets and operating results of non-consolidated affiliates. During the three months ended March 31, 1999, the Corporation recognized a net gain of $8 million on the disposal of certain corporate aircraft which represents the majority of the activity during the period.

INTEREST EXPENSE, NET

Interest expense from Continuing Operations totaled $51 million for the three months ended March 31, 1999, compared to $75 million for the same period in 1998. The decrease in interest expense during 1999 was driven by a reduction in average debt, primarily revolving credit borrowings, compared to the first quarter of 1998. Average debt was primarily affected by the proceeds received from Infinity subsequent to its initial public offering, the timing of major acquisitions and divestiture transactions, and the repurchase of shares under the Corporation's stock repurchase program.

During 1999, the Corporation purchased, at market value, or redeemed, at redemption prices, debt securities with a face value of approximately $190 million and reduced the available borrowing capacity under its credit facility from $4.0 billion to $3.0 billion (see Revolving Credit Facility). In addition, the Corporation paid off approximately $35 million of other debt and notes payable.

Future interest expense will depend on the Corporation's financing strategy in future acquisitions, additional activity under the Corporation's stock repurchase program, use of proceeds from dispositions, and payment of pension benefits, postretirement benefits, remaining divestiture costs and retained liabilities of discontinued businesses as well as the Corporation's performance.

INCOME TAXES

The Corporation's Continuing Operations effective tax rates for the three months ended March 31, 1999 and 1998 are 58 percent and 71 percent, respectively, and therefore, significantly higher than the U.S. federal statutory tax rate of 35 percent of pre tax income. The higher effective tax rate is primarily resulting from amortization of non-deductible goodwill associated with the media acquisitions in recent years. Such permanent differences between book income and taxable income can significantly impact the provision and, depending upon the Corporation's level of income or loss and the effect of non-recurring transactions, can cause dramatic fluctuations in the Corporation's effective tax rate.

The Corporation's net deferred tax liability at March 31, 1999 totaled $136 million and its net deferred tax assets as of December 31, 1998 totaled $53 million. At March 31, 1999, the net liability of $136 million consisted of a net deferred tax liability of $258 million for Continuing Operations partially offset by a net deferred tax asset of $122 million for Discontinued Operations. At December 31, 1998, the net deferred tax asset consisted of a net deferred tax liability of $361 million for Continuing Operations offset by a net deferred tax asset of $414 million for Discontinued Operations.

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

To address the Year 2000 issue, the Corporation has undertaken efforts to identify, modify or replace, and test systems that may not be Year 2000 compliant. The Corporation estimates its cost to achieve Year 2000 compliance to be approximately $36 million, of which $20 million has been incurred through March 31, 1999. Approximately 36% of the total expenditures relate to replacement of existing systems. The Corporation has and expects to continue funding these costs through its cash flows from operations and expense modification costs as incurred.

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

DISCONTINUED OPERATIONS

On March 22, 1999, the Corporation completed the previously announced sale of its Energy Systems and Government Operations businesses for approximately $220 million in cash, subject to certain adjustments, and the assumption, by the buyer, of liabilities, commitments and obligations totaling approximately $950 million, all in accordance with the terms of the divestiture agreement. The pre tax and after tax gain on disposal totaled $490 million and $366 million, respectively. With the completion of this sale, the Corporation has essentially disposed of the remaining industrial businesses.

Following the divestiture of the Energy Systems and Government Operations business, the assets of Discontinued Operations consist primarily of the portfolio investments remaining from the 1992 decision to exit the financial services business. These portfolio investments, which consist primarily of the leasing portfolio, generally are expected to liquidate through the year 2015 in accordance with contractual terms. Debt of Discontinued Operations, which totaled $409 million at March 31, 1999, includes only the amount that will be repaid through the liquidation of the portfolio investments. Certain other divestiture costs and contingencies that related to the industrial businesses also will remain.

Except for cash flows related to the portfolio investments and the associated debt, all future cash inflows and outflows of Discontinued Operations will affect Continuing Operations liquidity and interest expense. Management believes that the liability for estimated loss on disposal of Discontinued Operations of $1,493 million at March 31, 1999 is adequate to provide for the portfolio investments' estimated results of operations through the expected date of liquidation, other obligations associated with the disposal of the industrial business, and transaction related costs.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS
(unaudited, in millions)

                                                                     SALE OF PRODUCTS           OPERATING PROFIT
                                                                         AND SERVICES                     (LOSS)
-----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                          1999       1998            1999       1998
=================================================================================================================
Industrial businesses                                                $ 113      $ 588          $ (17)    $ (154)
Financial Services                                                       3          6              2          4
-----------------------------------------------------------------------------------------------------------------
Total                                                                $ 116      $ 594          $ (15)    $ (150)
=================================================================================================================

The results presented in the table above include sales and operating profit for the Corporation's industrial and financial services businesses after the measurement date and are charged directly to the liability for estimated loss on disposal.

Sales for the industrial businesses during the three months ended March 31, 1999 and 1998 declined from $594 million to $116 million. The decline primarily reflects the sale of several businesses throughout 1998, most notably the Power Generation business in August. These results will continue to decline with the sale of the Energy Systems and Government Operations businesses. Financial services sales reflect the continued liquidation of the remaining portfolio investments.

The divestiture of the industrial businesses also reduced the operating losses during the three months ended March 31, 1999 compared to the same period in 1998. The operating profit for financial services reflects yield income on the portfolio investments.

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

Because of the minority interest in Infinity following the stock offering, certain modifications have been made to the Corporation's cash management practices. Under certain circumstances, Infinity's cash generally would be available to the Corporation under the terms of an intercompany agreement (pursuant to which Infinity reimburses CBS for certain services provided to Infinity) and a tax sharing agreement between Infinity and the Corporation, or if Infinity would pay a dividend on all of its common stock. However, Infinity does not anticipate paying any dividends in the near term. Cash generated by Infinity's operations is expected to be retained by Infinity for use in its operations or for investing. Management does not believe that this segregation of cash will materially impact the Corporation's liquidity.

During the first quarter of 1999, the Corporation purchased or redeemed debt securities for $247 million and reduced the available borrowing capacity under its credit facility from $4.0 billion to $3.0 billion. As a result of these early extinguishments and the write-off of related debt issue costs, the Corporation recognized an extraordinary loss of $4 million net of income taxes during the first quarter.

On March 22, 1999, the Corporation completed the previously announced sale of its Energy Systems and Government Operations businesses for approximately $220 million in cash, subject to certain adjustment, and the assumption, by the buyer, of liabilities, commitments, and obligations totaling approximately $950 million, all in accordance with the terms of the divestiture agreement.

Management expects that the Corporation will have sufficient liquidity to meet its ordinary future business needs. Sources of liquidity generally available to the Corporation include cash from operations, proceeds from sales of investments and non-strategic assets, cash and cash equivalents, availability of debt under its credit facility, borrowings from other sources, including funds from capital markets, and issuance of additional capital stock of the Corporation.

OPERATING ACTIVITIES

The operating activities of Continuing Operations provided cash of $230 million during the first three months of 1999 and $61 million during the first three months of 1998.

Cash contributed to all of the Corporation's pension plans totaled $65 million during the first three months of 1999 and $73 million during the same period in 1998. The Corporation's contribution level for 1999 is expected to approximate $270 million (including the $65 million contribution made in the first three months of 1999), and is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years.

The operating activities of Discontinued Operations used cash of $101 million during the first three months of 1999 compared to $248 million during the same period in 1998. The cash flows during the first quarter of 1999 primarily reflect cash used in the operations of the Energy Systems and Government Operations businesses while the cash flows during the same period in 1998 primarily reflect the cash used in the operations of its Power Generation business as well as the Energy Systems and Government Operations businesses.

With the completion of the sale of the Corporation's Power Generation business in August 1998 and its Energy Systems and Government Operations businesses in March 1999, future operating cash flows of Discontinued Operations will consist primarily of disposal and other costs associated with the industrial businesses. These cash flows will affect the cash flows of Continuing Operations. Cash flows associated with the financial services business, including interest cost on debt of Discontinued Operations and the repayment of that debt, will be paid through the continued liquidation of portfolio investments and are not expected to impact future cash flows from Continuing Operations.

INVESTING ACTIVITIES

Investing activities provided cash of $236 million and $1 million during the first three months 1999 and 1998, respectively. Investing cash inflows from business divestitures and other asset liquidations totaled $342 million and $33 million during the first quarter of 1999 and 1998, respectively. Asset liquidations in 1999 primarily relate to Discontinued Operations and include the sale of the Energy Systems and Government Operations businesses during March 1999 for approximately $220 million, subject to certain adjustments. In addition, during the first quarter of 1999, approximately $59 million was received from the divestiture of several media properties. Investing cash outflows during 1999 primarily relate to the acquisition of a transit advertising company for $34 million.

The Corporation's capital expenditures for Continuing Operations during the first three months of 1999 and 1998 totaled $24 million and $18 million, respectively. This increase is primarily attributable to recent acquisitions. With the sale of the Energy Systems and Government Operations businesses, future capital expenditures for Discontinued Operations will essentially be eliminated.

FINANCING ACTIVITIES

Cash used by financing activities during the first three months of 1999 totaled $190 million compared to cash provided by financing activities during the same period in 1998 of $240 million.

Total financing cash outflows during the first quarter of 1999 primarily reflect the repurchase or redemption of certain outstanding debt for $247 million as well as the purchase of 1,988,700 shares of common stock for $70 million under the Corporation's $3 billion multi-year stock repurchase program. During the first quarter of 1998, 700,000 shares of common stock were purchased at a cost of $21 million. Future purchases of common stock under the program will be guided by financial policies that are consistent with maintaining an investment grade rating. In addition, total 1998 financing cash outflows during the first quarter, reflect the Corporation's payment of a $36 million dividend on its common stock. Subsequent to March 1, 1998, the Corporation suspended dividend payments on its common stock so that cash could be used to better enhance shareholder value.

Cash provided by financing activities during the first three months of 1999 and 1998 primarily reflect the issuance of the Corporation's stock in connection with certain employee compensation and benefit plans totaling $128 million and $107 million, respectively.

REVOLVING CREDIT FACILITY

With the completion of Infinity's initial public offering in December 1998, all remaining revolving credit borrowings were repaid and no new borrowings were outstanding at March 31, 1999. On March 15, 1999, the Corporation amended its revolving credit agreement which resulted in the reduction of total available borrowings from $4.0 billion to $3.0 billion. The unused capacity under the existing credit facility was therefore equal to $3.0 billion at March 31, 1999 of which up to $1.0 billion is available to Infinity.

Borrowing availability under the credit agreement is subject to compliance with certain covenants, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of the financial covenants become more restrictive over the term of the agreement. At March 31, 1999, the Corporation was in compliance with the financial covenants.

LEGAL, ENVIRONMENTAL, AND OTHER MATTERS

The Corporation is addressing a number of environmental and litigation matters, including those discussed in note 8 to the condensed consolidated financial statements. Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the Corporation's pending cases and, although management believes that a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation referenced in note 8 and that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

Liabilities for certain of the Corporation's environmental, litigation, and other matters, although arising from discontinued businesses, have been retained by the Corporation following the divestiture of the remaining industrial businesses. These liabilities include certain environmental obligations, liabilities associated with asbestos claims, and certain general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totaled $1.0 billion at March 31, 1999, including amounts related to previously discontinued businesses of CBS Inc. Of this amount, $793 million is classified as noncurrent. A separate asset of $227 million has been recorded for estimated amounts recoverable from third parties, of which $175 million is classified as noncurrent. See note 4 to the condensed consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

(a)    In August 1988, the Pennsylvania Department of Environmental Resources
       (PDER) filed a complaint against the Corporation alleging violations of the Pennsylvania Clean Streams Law at the Corporation's Gettysburg, Pennsylvania, elevator plant. PDER requested that the Environmental Hearing Board assess a penalty in the amount of $9 million. The Corporation denied these allegations. In November 1996, the Board assessed a civil penalty of approximately $5.5 million. The Corporation appealed the Board's decision to the Commonwealth Court. On January 2, 1998, the Commonwealth Court upheld the Board's findings with respect to violations of the Pennsylvania Clean Streams Law but not with respect to the amount of the penalty assessed. The Commonwealth Court returned the matter to the Board for a reassessment of the penalty. The Corporation's application for a rehearing before the Commonwealth Court was denied. Also, on October 9, 1998, the Corporation's petition for a rehearing before the Pennsylvania Supreme Court was denied. Oral arguments were completed in February 1999. The Board has reduced the penalty to $3.3 million. The Corporation is pursuing a Petition for Review by the Commonwealth Court to further reduce the penalty.

(b) The Corporation has been defending, in the USDC for the Western District of Pennsylvania (the District Court), consolidated class and derivative actions and an individual lawsuit brought by shareholders against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI, and WCC in connection with a $975 million charge to earnings announced on February 27, 1991; a public offering of the Corporation's common stock in May 1991; a $1,680 million charge to earnings announced on October 7, 1991; and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI, and WCC. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims with leave to replead certain claims in both actions. Both actions were subsequently repled. On January 20, 1995, the District Court again dismissed the derivative complaint in its entirety. Also on January 20, 1995, the court dismissed the class action claims but granted plaintiffs the right to replead certain of the claims. Plaintiffs in the class action did not replead the claims, and on February 28, 1995, the court dismissed these claims in their entirety. Plaintiffs in both the derivative and class action suits appealed the rulings and dismissals of their claims by the District Court to the Third Circuit. (In the derivative action, the Third Circuit affirmed the dismissal of this action by the District Court.) In July 1996, the Third Circuit affirmed in part and reversed in part the class action claims. Pursuant to this ruling, the class action claims have been remanded to the District Court. In 1997, two similar class action suits were brought against the Corporation in the District Court. These cases allege similar facts and include the same defendants as in the previous class action complaint filed in the District Court. In November 1997, the District Court dismissed both of these actions. In March 1999, the attorneys who filed the derivative action described herein filed a new derivative action based on the same allegations previously asserted and dismissed. The Corporation has reached an agreement in principle to resolve all claims in the derivative and class actions. The settlements are subject to the execution of definitive documentation, notice to the shareholders and class upon whose behalf the actions were brought, fairness hearings, and approval by the Court of the settlements.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the foregoing matters and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has meritorious defenses to the litigation described in items (a) and (b) above, and that the Corporation has adequately provided for resolution of these matters. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)  EXHIBITS

      (3)      ARTICLES OF INCORPORATION AND BYLAWS

         (a) The Restated Articles of the Corporation, as amended to December 11, 1997, are incorporated herein by reference to
                  Exhibit 3(b) to Form 10-K for the year ended December 31,
                  1997.

         (b) The Bylaws of the Corporation, as amended to March 11, 1999, are incorporated herein by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 1998.

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

         (g*) The Westinghouse Executive Pension Plan, as amended as of August 19, 1998, is incorporated by reference to Exhibit 10(g) to Form 10-K for the year ended December 31, 1998.

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

         (j*) CBS Supplemental Employee Investment Fund is incorporated by reference to Exhibit 10(j) to Form 10-K for the year ended December 31, 1998.

         (k*) The Deferred Compensation and Stock Plan for Directors, as amended as of January 27, 1999, is incorporated by reference to Exhibit 10(k) to Form 10-K for the year ended December 31, 1998.

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

         (p*) Employment agreement between a subsidiary of the Corporation, CBS Broadcasting Inc. (formerly CBS Inc.) and Leslie Moonves entered into as of May 17, 1995, and amended as of January 20, 1998 is incorporated herein by reference to Exhibit 10(u) to Form 10-K for the year ended December 31, 1997.

         (q*) Agreement between the Corporation and Fredric G. Reynolds dated March 2, 1999.

         (r*) Agreement between the Corporation and Louis J. Briskman dated March 2, 1999.

         (s) The $5.5 billion Credit Agreement among the Corporation, the Lenders parties thereto, NationsBank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, dated August 29, 1996, is incorporated herein by reference to
                  Exhibit 10(l) to Form 10-Q for the quarter ended September 30, 1996.

         (t) First Amendment, dated as of January 29, 1997 to the Credit Agreement, dated as of August 29, 1996, among CBS Corporation, the Lenders parties thereto, NationsBank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(p) to Form 10-Q for the quarter ended March 31, 1997.

         (u) Second Amendment, dated as of March 21, 1997, to the Credit Agreement, dated as of August 29, 1996, as amended by the First Amendment thereto dated as of January 29, 1997, among the Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, NationsBank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(q) to Form 10-Q for the quarter ended March 31, 1997.

         (v) Third Amendment dated as of March 3, 1998, to the Credit Agreement dated as of August 29, 1996, as amended by the First Amendment thereto dated as of January 29, 1997, as amended by the Second Amendment thereto dated as of March 21, 1997 among the Corporation, the Subsidiaries Borrowers parties thereto, the Lenders parties thereto, NationsBank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent is incorporated by reference to Exhibit 10(x) to Form 10-Q for the quarter ended March 31, 1998.

         (w) Fourth Amendment, dated as of February 26, 1999, to the CBS Corporation Credit Agreement, dated as of August 29, 1996, as amended by the First, Second, and Third Amendments, dated January 29, 1997, March 21, 1997 and March 3, 1999, respectively, among CBS Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent is incorporated by reference to Exhibit 10.9 to Form 10-Q of Infinity Broadcasting Corporation for the quarter ended March 31, 1999.

         (x) Asset Purchase Agreement, dated June 25, 1998, between the Corporation and WGNH Acquisition, LLC, an entity owned 60 percent by Morrison Knudson Corporation and 40 percent by BNFL USA Group, Inc., relating to the Corporation's Energy Systems Business Unit is incorporated by reference to Exhibit 10(w) to Form 10-Q for the quarter ended June 30, 1998.

         (y) Asset Purchase Agreement, dated June 25, 1998, between the Corporation and WGNH Acquisition, LLC, an entity owned 60 percent by Morrison Knudson Corporation and 40 percent by BNFL USA Group, Inc., relating to the Corporation's Government and Environmental Services Company is incorporated by reference to
                  Exhibit 10(x) to Form 10-Q for the quarter ended June 30,
                  1998.

         (z) Intercompany Agreement between CBS and Infinity Broadcasting Corporation dated as of December 15, 1998 is incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 1998.

         (aa) Tax Sharing Agreement between CBS Corporation and Infinity Broadcasting Corporation dated as of December 15, 1998 is incorporated by reference to Exhibit 10(y) to Form 10-K for the year ended December 31, 1998.

         (bb) Agreement and Plan of Merger dated as of March 31, 1999 by and among King World Productions, Inc., CBS Corporation and K Acquisition Corp. is incorporated herein by reference to
                  Exhibit 2.1 to the report on Form 8-K dated March 31, 1999 of King World Productions, Inc.

         (27)     FINANCIAL DATA SCHEDULE

--------
* Identifies management contract or compensatory plan or arrangement.

B)  REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7), dated January 29, 1999, regarding the Corporation's announcement of the date of its 1999 Annual Meeting.

A Current Report on Form 8-K (Items 5 and 7), dated February 5, 1999, filing a press release concerning the Corporation's earnings for the fourth quarter of 1998 and year-end results for 1998.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17 day of May 1999.



                                                       CBS CORPORATION



                                                By: /s/ ROBERT G. FREEDLINE
                                                   -----------------------------
                                                        Robert G. Freedline
                                                         Vice President and
                                                            Controller