Form 10-K/A
period 1998-12-31
CBS CORP
filed 1999-08-05
CIK 106413

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004


                                  FORM 10-K/A

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

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of CBS Corporation's Notice of 1999 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement). (Parts I and III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Corporation hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 1998 (the Original Filing). Each of the below referenced Items in Part I and II and the Exhibit referenced in Part IV,
Item 14 are hereby amended by deleting the Items or Exhibits in their entirety and replacing them with the Items or Exhibits set forth herein. Any Items or Exhibits in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.



PART I



ITEM 1. BUSINESS.



PART II



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K



Exhibit 23(a)  Consent of Independent Auditors


The terms "CBS" and "Corporation" as used in this Report on Form 10-K refer to CBS Corporation and its consolidated subsidiaries unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS.

GENERAL


CBS Corporation (formerly Westinghouse Electric Corporation) is one of the largest radio and television broadcasters in the United States. The Corporation operates its businesses primarily in the United States through its Radio and Outdoor Advertising (Radio or out-of-home media), its Television and its Cable business segments. The Radio segment consists of 160 AM and FM radio stations operated under licenses from the Federal Communications Commission (FCC) and the Corporation's outdoor advertising business. The Television segment consists of the Corporation's 14 owned and operated television stations and the television network. The Cable segment consists of the Corporation's cable networks, including The Nashville Network (TNN), Country Music Television (CMT), two regional sports networks, and an equity interest in a Spanish language cable news network.



During recent years, the Corporation dramatically redefined its business portfolio. The Corporation acquired CBS Inc. in November 1995; Infinity Media Broadcasting Corporation, formerly known as Infinity Broadcasting Corporation (Old Infinity), in December 1996; Gaylord Entertainment Company's two major cable networks, TNN and CMT, in September 1997; and the radio broadcasting operations of American Radio Systems Corporation (American Radio) in June 1998.


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

In 1995 and 1996, the Corporation identified a number of industrial businesses to be divested. In 1997, the Corporation decided to divest all of its remaining industrial businesses. The Energy Systems and Government Operations businesses represent the majority of the Corporation's industrial businesses remaining at December 31, 1998. In the second quarter of 1998, the Corporation announced definitive agreements to sell these businesses. The transactions are expected to close early in 1999. Upon completion of the sales, the remaining assets of Discontinued Operations principally will comprise the Corporation's leasing portfolio, which is expected to

 2        CBS CORPORATION
liquidate in accordance with its contractual terms. The leasing portfolio represents the assets remaining from the liquidation of the financial services business, which began in 1992.

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

TELEVISION


The Television segment consists of the Corporation's owned and operated television stations and the CBS television network.



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


                                                       CBS CORPORATION         3

The CBS television network distributes a comprehensive schedule of news and public affairs broadcasts, entertainment and sports programming, and feature films to the 14 owned and operated television stations, more than 200 domestic affiliates and to certain overseas affiliated stations. These affiliates serve, in the aggregate, all 50 states and the District of Columbia. The television network is responsible for sales of advertising time for the television network broadcasts.


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


CBS New Media consists of the Corporation's internet businesses, primarily CBS.com and Country.com. CBS.com, launched in February 1998, offers a broad range of informational, entertainment, news, and promotional services. More than 150 of the television network affiliates currently participate in this web site. Country.com features the latest in country/outdoor lifestyles, entertainment, information and news and promotes the Cable segment's TNN and CMT programming. Also part of CBS New Media are the Corporation's minority investments in SportsLine USA, Inc. (which publishes several sports web sites, including CBS.SportsLine.com) and MarketWatch.com, Inc. (which publishes the web site CBS.MarketWatch.com).


CABLE


The Cable segment consists of the Corporation's cable networks, including TNN, CMT, and two regional sports networks, and an equity interest in a Spanish language cable news network. These networks are distributed by cable television and other multichannel technologies.


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

The radio and outdoor advertising industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite

 4        CBS CORPORATION
and by terrestrial delivery of digital audio broadcasting. The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. Satellite digital audio radio service may provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. It is not known at this time whether digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. There are also proposals before the FCC to permit a new "low power" radio or "microbroadcasting" service which could open up opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations. No FCC action has been taken on these proposals to date.

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

DISCONTINUED OPERATIONS

At December 31, 1998, Discontinued Operations principally consists of the Energy Systems and Government Operations businesses which are described below. Discontinued Operations also includes portfolio investments from the financial services business and certain other miscellaneous assets from its previously divested industrial busi-

                                                       CBS CORPORATION         5
nesses that are being managed pending liquidation or divestiture. Essentially all of the businesses remaining in Discontinued Operations are expected to be divested in 1999, while the leasing portfolio is generally expected to liquidate in accordance with its contractual terms. See note 10 to the financial statements included in Part II, Item 8 of this report.

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

 6        CBS CORPORATION

PART II



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



The information required by this item appears on pages 8 through 19 of this report and is incorporated herein by reference.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



The information required by this item, together with the report of KPMG LLP dated January 27, 1999, appears on pages 20 through 47 of this report and is incorporated herein by reference.



                                                              PAGE
------------------------------------------------------------------
Report of Management                                           20
Independent Auditors' Report                                   21
Consolidated Statement of Income and Comprehensive Income
  for each of the three years in the period ended December
  31, 1998                                                     22
Consolidated Balance Sheet at December 31, 1998 and 1997       23
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 1998                  24
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended
  December 31, 1998                                            25
Notes to the Financial Statements                              26
Quarterly Financial Information (unaudited)                    47
------------------------------------------------------------------


                                                       CBS CORPORATION         7

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

 8        CBS CORPORATION

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

SEGMENT RESULTS OF OPERATIONS--CONTINUING OPERATIONS
(in millions)


                                            REVENUES           OPERATING PROFIT (LOSS)            EBITDA
                                    ------------------------   ------------------------   ----------------------
     YEAR ENDED DECEMBER 31,         1998     1997     1996     1998     1997     1996     1998    1997    1996
----------------------------------------------------------------------------------------------------------------
Radio                               $1,893   $1,480   $  554   $ 542    $ 372    $ 140    $  798   $ 575   $ 197
Television                           4,373    3,589    3,372     138      119      189       381     339     417
Cable                                  546      302      191      50       10       40       148      73      50
Corporate and other                     (7)      (4)      26     (85)    (105)    (201)      (68)    (72)   (162)
Residual costs of discontinued
  businesses                            --       --       --    (163)    (143)    (114)     (163)   (143)   (114)
----------------------------------------------------------------------------------------------------------------
Total Continuing Operations         $6,805   $5,367   $4,143   $ 482    $ 253    $  54    $1,096   $ 772   $ 388
----------------------------------------------------------------------------------------------------------------



Revenues of the Corporation's Continuing Operations increased $1,438 million, or 27 percent, in 1998 compared to 1997 and increased $1,224 million, or 30 percent, in 1997 compared to 1996. The significant factors contributing to the 1998 and 1997 increases include the acquisitions of American Radio, TNN and CMT and Old Infinity. In addition, the Radio, Television and Cable segments reported strong improvements for their existing properties.



Operating profit and EBITDA improved dramatically during the past three years. In 1998, operating profit and EBITDA increased $229 million and $324 million over 1997, and during 1997 increased $199 million and $384 million over 1996. The increase in Radio and Cable reflects the favorable effects of recent acquisitions as well as strong performance for these segments. Most of the improvement in corporate and other costs resulted from a reduction in costs for restructuring activities.


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

                                                       CBS CORPORATION         9

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

TELEVISION


The Television segment consists of the Corporation's 14 owned and operated television stations and the CBS television network.



The Television segment's 1998 revenue increased over 1997 by $784 million, or 22 percent, and its 1997 revenue increased $217 million, or 6 percent, over 1996. The 1998 increase is primarily attributable to the broadcast of the 1998 Winter Olympics during the first quarter of 1998 and the broadcast of the 1998 NFL American Football Conference games during the third and fourth quarters. The 1997 increase primarily reflects increased program syndication, as well as additional revenues generated by special programs such as the Emmy Awards. While pricing was generally higher in 1997 compared to 1996, declines in ratings on certain dayparts partially offset these improvements.



The Television segment's 1998 operating profit compared to 1997 increased $19 million, or 16 percent, and its 1997 operating profit decreased $70 million, or 37 percent, from 1996. The increase in 1998 is primarily because of the first quarter broadcast of the 1998 Winter Olympics. These improvements were partially offset by a $58 million restructuring charge and a $4 million charge for asset impairment recognized during the third quarter, as well as declines in profitability at the CBS television network during the third and fourth quarters.



The decrease in 1997 Television segment operating profit is driven by the declines at the network due to lower audience levels in key demographic categories and higher programming costs. These 1997 declines were partially offset by a strong advertising market and management's renewed focus on revenue growth at the television stations.



The 1998 Television segment EBITDA increased over 1997 by $42 million, or 12 percent, and the 1997 EBITDA decreased by $78 million, or 19 percent, over 1996. These results were driven by the same factors impacting operating profit.



CABLE



The Cable segment consists of the Corporation's cable networks, including TNN, CMT, two regional sports networks, and an equity interest in a Spanish language cable news network. These networks are distributed by cable television and other multichannel technologies.



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



Revenues during 1998 for the Cable segment increased by $244 million, or 81 percent over 1997 and during 1997 increased by $111 million, or 58 percent over 1996. These increases were primarily attributable to the September 30, 1997 acquisition of TNN and CMT. In addition, during the first three quarters of 1997, prior to the acquisition of TNN and CMT, Cable received higher commissions than in 1996, generated by increased sales levels achieved by TNN. Also, Cable received increased cable license fees generated by the sports programming providers. On a pro forma basis, assuming the acquisition of TNN and CMT occurred on January 1, 1997, Cable segment revenues for 1998 would have increased by approximately 10 percent over 1997.


 10        CBS CORPORATION

During 1998, operating profit increased $40 million, or 400 percent. This increase was primarily attributable to the September 30, 1997 acquisition of TNN and CMT. Operating profit decreased $30 million during 1997 compared to 1996, which was the result of increased expenditures related to TeleNoticias and costs to develop and launch Eye on People. On a pro forma basis, assuming the acquisition of TNN and CMT occurred on January 1, 1997, 1998 operating profit increased by approximately 80 percent, which was primarily due to the higher advertising sales.



EBITDA increased $75 million, or 103 percent during 1998 over 1997, which was primarily due to the inclusion of the results of TNN and CMT. During 1997, EBITDA increased $23 million, to $73 million, over 1996, also driven by the inclusion of TNN and CMT during the fourth quarter and a gain on the sale of a partnership interest. On a pro forma basis, assuming the acquisition of TNN and CMT occurred on January 1, 1997, 1998 EBITDA was flat compared to 1997 because of increased expenditures and a loss on disposal of a 70 percent interest in TeleNoticias.


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

                                                      CBS CORPORATION         11
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

INTEREST EXPENSE

Interest expense from Continuing Operations totaled $370 million in 1998, $386 million in 1997, and $401 million in 1996. The decrease in interest expense during 1998 was driven by a reduction in average debt, primarily revolving credit borrowings, compared to 1997. Average debt was affected by the proceeds received from Infinity subsequent to its initial public offering, the timing of major acquisition and divestiture transactions, and the repurchase of shares under the Corporation's stock repurchase program. Interest rates also declined from the prior year.

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

In prior years, the Corporation completed the sale of Thermo King on October 31, 1997 for $2.56 billion of cash. In the fourth quarter of 1997, the Corporation recognized an after-tax gain totaling $871 million in connection with the divestiture of Thermo King, the decision to divest the remaining industrial businesses, and an adjustment of prior disposal plans. During 1996, the Corporation completed the sales of Knoll and its defense and electronic systems business for a combined after-tax gain of $1.2 billion. The combined purchase price totaled $3.6 billion of cash

 12        CBS CORPORATION
plus the assumption by the buyer of certain pension and postretirement liabilities associated with the active employees of the defense and electronic systems business.

Also in 1996, the Corporation adopted plans to dispose of its environmental services businesses and its CISCO segment. The combined after-tax losses from these disposals approximated $200 million in 1996. Various businesses comprising these segments were divested in 1998, 1997 and 1996.

Following the divestitures of the Energy Systems and Government Operations businesses, which are expected in early 1999, the assets of Discontinued Operations will consist primarily of the portfolio investments remaining from the 1992 decision to exit the financial services business. These portfolio investments, which consist primarily of the leasing portfolio, generally are expected to liquidate through the year 2015 in accordance with contractual terms. Debt of Discontinued Operations, which totaled $428 million at December 31, 1998, includes only that amount which can be repaid through liquidation of the portfolio investments. Other divestiture costs and certain contingencies related to the industrial businesses also will remain in 1999.

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

The Corporation's tax provision for Continuing Operations is significantly higher than the U.S. federal

                                                      CBS CORPORATION         13
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

The net deferred tax asset at December 31, 1998 and 1997 totaled $53 million and $661 million, respectively. At December 31, 1998, the significant sources of the net deferred tax asset are: (i) the cumulative net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes representing future net income tax deductions, and (ii) alternative minimum tax and foreign tax credit carryforwards. The remaining net temporary differences relate to a net pension obligation, obligations for postretirement and postemployment benefits, liability for estimated loss on disposal, reserves for restructuring and other matters. The temporary differences resulting in deferred income taxes are shown in the Consolidated Deferred Income Taxes by Source table in note 5 to the financial statements. Management believes that the Corporation will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.

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

 14        CBS CORPORATION

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

                                                      CBS CORPORATION         15
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

In general, the media businesses generate significant cash through their operations. The Corporation continues to invest in program rights in an ongoing effort to maintain quality programming and improve ratings in key demographic categories. In each of the last three years, the Corporation has paid approximately $400 million for interest on debt of Continuing Operations, much of which was incurred to substantially expand the media operations. In future periods, the Corporation's operating cash flows from Continuing Operations will be favorably impacted by lower interest attributable to the reduction in debt during 1998. However, the Corporation will continue to make payments for pensions, postretirement benefits, divestiture costs and retained liabilities associated with the industrial businesses.

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

Investing cash outflows during 1998 primarily relate to the acquisition of American Radio for $1.4 billion in cash plus the assumption of debt. For 1997, the Corporation had investing cash outflows related to a $59 million payment in connection with a swap of radio stations and the acquisition of a transit advertising company in the United Kingdom. During 1997 and 1996, the acquisitions of TNN and CMT and Old Infinity were accomplished using common stock and, except as noted below, did not require the use of

 16        CBS CORPORATION
cash. Acquisitions of $1.1 billion completed during 1996 included the cash investment associated with the repayment of Old Infinity debt at the time of its acquisition, as well as purchases of two Chicago radio stations, TeleNoticias, and several smaller businesses and investments.

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

                                                      CBS CORPORATION         17

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

 18        CBS CORPORATION

Operations on the Corporation's consolidated balance sheet. See notes 9 and 11 to the financial statements.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS


This Annual Report on Form 10-K/A, including Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Corporation's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Corporation's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.


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

                                                      CBS CORPORATION         19

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

 20        CBS CORPORATION

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

/s/ KPMG LLP
KPMG LLP
New York, New York
January 27, 1999

                                                      CBS CORPORATION         21

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(in millions except per-share amounts)

                  YEAR ENDED DECEMBER 31,                      1998         1997         1996
-----------------------------------------------------------------------------------------------
Revenues                                                      $ 6,805      $ 5,367      $ 4,143
Operating expenses                                             (4,373)      (3,483)      (2,786)
Depreciation and amortization                                    (571)        (445)        (279)
Marketing, administration, and general expenses                (1,216)      (1,043)        (910)
Residual costs of discontinued businesses                        (163)        (143)        (114)
-----------------------------------------------------------------------------------------------
Operating profit                                                  482          253           54
Other income (expense), net (note 18)                              43           74           55
Interest expense                                                 (370)        (386)        (401)
-----------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations before income taxes and minority interest in income of consolidated
 subsidiaries                                                     155          (59)        (292)
Income tax (expense) benefit                                     (161)         (73)          71
Minority interest in (income) loss of consolidated
  subsidiaries                                                     (6)           1           --
-----------------------------------------------------------------------------------------------
Loss from Continuing Operations                                   (12)        (131)        (221)
-----------------------------------------------------------------------------------------------
Discontinued Operations, net of income taxes (notes 1 and
  10):
  Loss from Discontinued Operations                                --         (191)        (609)
  Gain on disposal of Discontinued Operations                      --          871        1,018
-----------------------------------------------------------------------------------------------
Income from Discontinued Operations                                --          680          409
Extraordinary item, net of income taxes:
  Loss on early extinguishment of debt (note 2)                    (9)          --          (93)
-----------------------------------------------------------------------------------------------
Net income (loss)                                             $   (21)     $   549      $    95
-----------------------------------------------------------------------------------------------
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE (NOTE
  15):
Continuing Operations                                         $  (.02)     $  (.24)     $  (.67)
Discontinued Operations                                            --         1.08         1.02
Extraordinary item                                               (.01)          --         (.23)
-----------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common share            $  (.03)     $   .84      $   .12
-----------------------------------------------------------------------------------------------
Cash dividends per common share                               $   .05      $   .20      $   .20
-----------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS):
Net income (loss)                                             $   (21)     $   549      $    95
-----------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes (note 13)
  Unrealized gains (losses) on marketable securities, net of
     taxes of $.1 million in 1998                                   1           --           --
  Minimum pension liability adjustment, net of taxes of $19
     million, $14 million, and $229 million, respectively         (37)          25          424
-----------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                 (36)          25          424
-----------------------------------------------------------------------------------------------
Comprehensive income (loss)                                   $   (57)     $   574      $   519
-----------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

 22        CBS CORPORATION

CONSOLIDATED BALANCE SHEET
(in millions)

                      AT DECEMBER 31,                          1998         1997
----------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents (note 2)                          $   798      $     8
  Customer receivables (net of allowance for doubtful
     accounts of $48 million
     and $35 million)                                           1,180          936
  Program rights                                                  533          502
  Deferred income taxes (note 5)                                  138          394
  Prepaid and other current assets                                140          135
----------------------------------------------------------------------------------
  Total current assets                                          2,789        1,975
  Property and equipment, net (note 6)                          1,149        1,066
  FCC licenses, net (note 7)                                    4,308        2,171
  Goodwill, net (note 7)                                       10,357        9,681
  Net assets of Discontinued Operations (note 10)                  --          212
  Other intangible and noncurrent assets (note 7)               1,536        1,610
----------------------------------------------------------------------------------
Total assets                                                  $20,139      $16,715
----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt (note 8)                                    $    --      $    89
  Current maturities of long-term debt (note 8)                   159           62
  Accounts payable                                                336          221
  Liabilities for talent and program rights                       290          309
  Other current liabilities (note 9)                              820          868
----------------------------------------------------------------------------------
  Total current liabilities                                     1,605        1,549
  Long-term debt (note 8)                                       2,506        3,236
  Pension liability (note 4)                                      945        1,149
  Postretirement benefit liability (note 4)                     1,046        1,160
  Net liabilities of Discontinued Operations (note 10)          1,284           --
  Other noncurrent liabilities (note 9)                         2,081        1,536
----------------------------------------------------------------------------------
Total liabilities                                               9,467        8,630
----------------------------------------------------------------------------------
Contingent liabilities and commitments (notes 11 and 12)
Minority interest in equity of consolidated subsidiaries
  (note 14)                                                     1,618            5
----------------------------------------------------------------------------------
Shareholders' equity (note 13):
  Preferred stock, $1.00 par value (25 million shares
     authorized, no shares issued)                                 --           --
  Common stock, $1.00 par value (1,100 million shares
     authorized, 734 million and 718 million shares issued)       734          718
  Capital in excess of par value                                8,914        7,178
  Common stock held in treasury, at cost                       (1,215)        (530)
  Retained earnings                                             1,428        1,485
  Accumulated other comprehensive loss                           (807)        (771)
----------------------------------------------------------------------------------
Total shareholders' equity                                      9,054        8,080
----------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $20,139      $16,715
----------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

                                                      CBS CORPORATION         23

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                  YEAR ENDED DECEMBER 31,                      1998         1997         1996
-----------------------------------------------------------------------------------------------
Cash flows from operating activities of Continuing
  Operations:
 Loss from Continuing Operations                              $   (12)     $  (131)     $  (221)
  Adjustment to reconcile loss from Continuing Operations to net cash provided (used) by operating activities:
    Depreciation and amortization                                 571          445          279
    Gains on asset dispositions                                    (5)         (39)         (29)
    Other noncash adjustments                                    (150)         (81)        (164)
    Changes in assets and liabilities, net of effects of
     acquisitions and divestitures of businesses:
       Receivables, current and noncurrent                       (178)        (144)         (22)
       Accounts payable                                            94           14           67
       Program rights                                              72          (79)        (148)
       Deferred and current income taxes                           10            5           37
       Other assets and liabilities                              (107)        (191)         106
-----------------------------------------------------------------------------------------------
Cash provided (used) by operating activities of Continuing
  Operations                                                      295         (201)         (95)
-----------------------------------------------------------------------------------------------
Cash used by operating activities of Discontinued Operations
 (note 10)                                                       (331)        (437)        (312)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired, and
    investments                                                (1,487)         (59)      (1,110)
  Business divestitures and other asset liquidations            2,168        2,752        4,165
  Capital expenditures -- Continuing Operations                  (139)        (121)         (93)
  Capital expenditures -- Discontinued Operations                 (40)         (85)        (113)
  Asset liquidations of trust investments                          --           --           44
  Deposits in acquisition trust                                   (35)          --           --
-----------------------------------------------------------------------------------------------
Cash provided by investing activities                             467        2,487        2,893
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank revolver borrowings                                      4,129        2,970        7,263
  Bank revolver repayments                                     (6,161)      (4,555)      (4,318)
  Issuance of subsidiary stock                                  3,047           --           --
  Net reduction in other short-term debt                          (89)        (406)        (403)
  Issuance of senior notes                                        493           --           --
  Repayments of long-term debt                                   (539)        (153)      (5,012)
  Stock issued                                                    351          287          130
  Purchase of treasury stock                                     (859)          --           --
  Bank fees and other costs                                        (9)         (10)         (12)
  Dividends paid                                                  (36)        (148)        (127)
-----------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                      327       (2,015)      (2,479)
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  758         (166)           7
Cash and cash equivalents at beginning of period for
 Continuing and
 Discontinued Operations (notes 2 and 10)                          67          233          226
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period for Continuing
 and
 Discontinued Operations (notes 2 and 10)                     $   825      $    67      $   233
-----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid -- Continuing Operations                      $   373      $   395      $   392
  Interest paid -- Discontinued Operations                         51           95          106
-----------------------------------------------------------------------------------------------
Total interest paid                                           $   424      $   490      $   498
-----------------------------------------------------------------------------------------------
Income taxes paid (refunded)                                  $   145      $    68      $   (34)
-----------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements and include descriptions of noncash transactions.

 24        CBS CORPORATION

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


The Corporation's Continuing Operations include the Radio, Television, and Cable segments. The Television segment was formed in 1998 to include the operations of the CBS television network and the television stations. In addition, goodwill acquired in connection with the 1995 acquisition of CBS Inc. was allocated between the Radio and Television segments. Such goodwill and related amortization were previously included in corporate and other costs. As a result of these actions taken by the Corporation during 1998, certain previously reported amounts have been restated to conform to the 1998 presentations. None of these actions impacted the consolidated results of operations or financial position for any current or prior period. Segment information is included in note 19 to the financial statements.


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

 26        CBS CORPORATION

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

                                                      CBS CORPORATION         27

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

 28        CBS CORPORATION

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

The change in benefit obligation and plan assets and the amounts recognized in the consolidated balance sheet are presented in the following tables:

RECONCILIATION OF FUNDED STATUS
(in millions)

                                               POSTRETIREMENT
                          PENSION BENEFITS        BENEFITS
                          -----------------   -----------------
    AT DECEMBER 31,        1998      1997      1998      1997
---------------------------------------------------------------
CHANGE IN BENEFIT
  OBLIGATION:
Benefit obligation at
 beginning of year        $ 5,276   $ 5,194   $ 1,425   $ 1,405
Service cost                   60        62        10        11
Interest cost                 359       384        98       104
Plan participants'
 contributions                 13        16         3         3
Actuarial loss                463       386        58        54
Foreign currency
 exchange rate change         (13)      (11)       (1)       (2)
Benefits paid                (644)     (706)     (114)     (114)
Plan amendments                --       (69)     (112)      (14)
Divestitures                 (136)      (59)      (52)      (22)
Special termination
  benefits                     52        79        --        --
---------------------------------------------------------------
Benefit obligation at
 end of year              $ 5,430   $ 5,276   $ 1,315   $ 1,425
---------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan
 assets at beginning of
 year                     $ 4,014   $ 3,930   $    69   $    68
Actual return on plan
  assets                      705       636         6         6
Employer contributions        296       164        97       106
Plan participants'
 contributions                 13        16         3         3
Benefits paid                (644)     (706)     (114)     (114)
Foreign currency
 exchange rate change         (13)       --        --        --
Divestitures                 (118)      (26)       --        --
---------------------------------------------------------------
Fair value of plan
 assets at end of year    $ 4,253   $ 4,014   $    61   $    69
---------------------------------------------------------------
FUNDED STATUS:
Net amount recognized     $   128   $    76   $(1,144)  $(1,195)
Unrecognized actuarial
  loss                     (1,366)   (1,385)     (247)     (197)
Unrecognized prior
 service benefit              105       135       137        36
Unrecognized net
 transition obligation        (44)      (88)       --        --
---------------------------------------------------------------
Funded status             $(1,177)  $(1,262)  $(1,254)  $(1,356)
---------------------------------------------------------------

                                                      CBS CORPORATION         29

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

 30        CBS CORPORATION

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

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to significant portions of deferred income tax liabilities or assets are shown in the following table:

CONSOLIDATED DEFERRED INCOME TAXES BY SOURCE
(in millions)

           AT DECEMBER 31,               1998      1997
---------------------------------------------------------
Deferred tax assets:
  Provision for expenses and losses     $ 1,514   $ 1,204
  Postretirement and postemployment
   benefits                                 421       442
  Minimum pension liability                 415       396
  Tax credit carryforwards                  353       316
  Long-term contracts in process              9        91
  Other                                     362       267
---------------------------------------------------------
Total deferred tax assets                 3,074     2,716
Valuation allowance                         (84)     (137)
---------------------------------------------------------
Net deferred tax asset                    2,990     2,579
---------------------------------------------------------
Deferred tax liabilities:
  Property, equipment, and intangibles
    assets                               (1,768)   (1,176)
  Leasing activities                       (526)     (572)
  Other                                    (643)     (170)
---------------------------------------------------------
Total deferred tax liabilities           (2,937)   (1,918)
---------------------------------------------------------
Deferred income taxes, net asset        $    53   $   661
---------------------------------------------------------

                                                      CBS CORPORATION         31

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

 32        CBS CORPORATION

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

LONG-TERM DEBT
(in millions)

          AT DECEMBER 31,              1998      1997
------------------------------------------------------
Revolver                              $   --    $1,465
7.15% senior notes due 2005              498        --
8 3/8% notes due 2002                    322       348
6 7/8% notes due 2003                    275       275
8 5/8% debentures due 2012               272       273
7 7/8% debentures due 2023               267       325
8 7/8% notes due 2001                    229       250
9% senior subordinated notes due
  2006                                   165        --
9 3/4% senior notes due 2005             163        --
7 5/8% notes due 2002                    143       150
7 3/4% notes due 1999                    125       125
11 3/8% subordinated exchange
 debentures due 2009                     115        --
8 7/8% notes due 2014                    112       150
8 7/8% debentures due 2022                91        92
7 1/8% notes due 2023                     80        97
7% convertible subordinated
 debentures due 2011                      79        --
Medium-term notes due through 2001        77       230
Other                                     80        54
------------------------------------------------------
                                       3,093     3,834
Less current maturities:
  Continuing Operations                 (159)      (62)
  Discontinued Operations (note 10)      (46)      (96)
------------------------------------------------------
Total long-term debt                   2,888     3,676
Long-term debt -- Discontinued
 Operations (note 10)                   (382)     (440)
------------------------------------------------------
Long-term debt -- Continuing
  Operations                          $2,506    $3,236
------------------------------------------------------

In connection with the acquisition of American Radio on June 4, 1998, the Corporation assumed American Radio debt with a fair value of approximately $1.3 billion. Revolver borrowings under American Radio's revolving credit agreement of $567 million were repaid shortly after the acquisition. The remaining debt assumed consisted of 9% and 9 3/4% senior notes with a combined face value of $325 million, 11 3/8% Cumulative Exchangeable Preferred Stock (exchanged to
11 3/8% Subordinated Exchange Debentures on July 15, 1998) with a face value of $211 million, and 7% Convertible Exchangeable Preferred Stock (exchanged to 7% Convertible Subordinated Debentures on September 30, 1998) with a redemption value of $142 million. The Senior Subordinated Notes and the 11 3/8% Cumulative Exchangeable Preferred Stock were recorded at their fair market value as of the acquisition date, which resulted in an increase in the carrying value of approximately $73 million.

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

                                                      CBS CORPORATION         33
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

The 8 7/8% debentures due 2022, the 11 3/8% Subordinated Exchange Debentures due 2009, the 9 3/4% and 9% senior notes due 2005 and 2006, respectively, and the 7% Convertible Subordinated Debentures due 2011 may be redeemed at specified redemption prices plus accrued and unpaid interest after June 1, 2002, January 15, 2002, December 1, 2000, February 1, 2001, and July 15, 1999, respectively. The 7.15% Senior Notes due 2005 may be redeemed by the Corporation at specified redemption prices at any time. The 8 7/8% notes due 2014 are redeemable at 100% of principal plus accrued interest at the election of the holder on June 14, 1999 or June 14, 2004. The Corporation may redeem the notes only if the total outstanding principal is $10 million or less. Except for these debentures and notes, the remaining long-term debt outstanding at December 31, 1998 may not be redeemed prior to maturity.

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

 34        CBS CORPORATION

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

The assets and liabilities of Discontinued Operations have been separately classified on the consolidated balance sheet as net assets of Discontinued Operations. A summary of these assets and liabilities follows:

NET ASSETS OF DISCONTINUED OPERATIONS
(in millions)

          AT DECEMBER 31,             1998       1997
------------------------------------------------------
Assets:
  Cash and cash equivalents          $    27    $   59
  Customer receivables                   224       537
  Inventories                             94       560
  Costs and estimated earnings over
   billings on uncompleted
   contracts                              87       437
  Portfolio investments                  642       791
  Plant and equipment, net               269       681
  Deferred income taxes (note 5)         414       491
  Other assets                           162       545
------------------------------------------------------
Total assets                         $ 1,919    $4,101
------------------------------------------------------
Liabilities:
  Accounts payable                   $   190    $  384
  Billings over costs and estimated
   earnings on uncompleted
   contracts                             137       377
  Short-term debt                         --         7
  Current maturities of long-term
   debt                                   46        96
  Long-term debt                         382       440
  Settlements and environmental
   liabilities                           569       625
  Liability for estimated loss on
   disposal                            1,309       989
  Other liabilities                      570       971
------------------------------------------------------
Total liabilities                      3,203     3,889
------------------------------------------------------
Net assets (liabilities) of
 Discontinued Operations             $(1,284)   $  212
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

                                                      CBS CORPORATION         35

The following table presents the Corporation's net investment in leases:

NET INVESTMENT IN LEASES
(in millions)

           AT DECEMBER 31,             1998     1997
-----------------------------------------------------
Rental payments receivable (net of
 principal and interest on
 non-recourse loans)                   $ 465    $ 689
Estimated residual value of leased
  assets                                 324      366
Unearned and deferred income            (174)    (294)
-----------------------------------------------------
Investment in leases (leasing
  receivables)                           615      761
Deferred taxes and deferred
 investment tax credits arising from
 leases                                 (526)    (572)
-----------------------------------------------------
Investment in leases, net              $  89    $ 189
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

 36        CBS CORPORATION

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

                                                      CBS CORPORATION         37

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

Based on the costs associated with the most probable alternative remediation strategy for the previously mentioned sites, the Corporation has an accrued liability of $312 million at December 31, 1998. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $228 million for site investigation and remediation, and $84 million for post-closure and

 38        CBS CORPORATION
monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made during periods of up to 30 years. In addition, included in Discontinued Operations are environmental liabilities directly related to sites that are expected to be assumed by buyers in divestiture transactions.

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

                                                      CBS CORPORATION         39

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

Under an intercompany agreement, the Corporation provides to Infinity a number of services, including executive, human resources, legal, finance, information management, internal audit, tax, and treasury services. The costs of these services are allocated according to established methodologies determined by the Corpora-

 40        CBS CORPORATION
tion on an annual basis. In addition, a tax sharing agreement generally provides that, for any taxable period in which Infinity is included in the Corporation's consolidated tax return, the amount of income taxes to be paid by Infinity will be determined as if Infinity had filed separate income tax returns.

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

                                                      CBS CORPORATION         41

STOCK OPTION INFORMATION
(shares in thousands)

                                          1998                        1997                        1996
                                  --------------------         -------------------         -------------------
                                            WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                             AVERAGE                     AVERAGE                     AVERAGE
                                             EXERCISE                    EXERCISE                    EXERCISE
                                  SHARES      PRICE            SHARES     PRICE            SHARES     PRICE
--------------------------------------------------------------------------------------------------------------
Balance at January 1               60,409     $14.05           57,816     $13.15           28,384     $17.41
Options granted                     9,494      29.86           12,917      19.30           10,990      19.09
Options exercised                 (14,483)      7.90           (8,106)     14.62           (1,728)     13.22
Options forfeited                    (799)     26.45           (1,945)     10.69           (1,750)     15.93
Options expired                        (4)     26.19             (397)     30.70             (306)     27.41
Awards assumed                         --         --              124      17.06           22,226       5.18
--------------------------------------------------------------------------------------------------------------
Balance at December 31             54,617     $18.14           60,409     $14.05           57,816     $13.15
--------------------------------------------------------------------------------------------------------------
Exercisable at December 31         44,990     $15.90           45,267     $18.87           41,251     $12.07
--------------------------------------------------------------------------------------------------------------

                                    1998                          1997                          1996
                            ---------------------         ---------------------         ---------------------
                            WEIGHTED-   WEIGHTED-         WEIGHTED-   WEIGHTED-         WEIGHTED-   WEIGHTED-
                             AVERAGE     AVERAGE           AVERAGE     AVERAGE           AVERAGE     AVERAGE
                              FAIR      EXERCISE            FAIR      EXERCISE            FAIR      EXERCISE
                              VALUE       PRICE             VALUE       PRICE             VALUE       PRICE
-------------------------------------------------------------------------------------------------------------
Options granted:
  Exercise price equaled
   grant date stock price    $12.85      $29.86            $ 7.92      $19.30            $ 7.41      $18.86
  Exercise price exceeded
   grant date stock price        --          --              6.51       23.46              5.92       20.74
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

 42        CBS CORPORATION

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
--------------------------------------------------

NOTE 19: SEGMENT INFORMATION


The Corporation's Continuing Operations is aligned into three business segments:
Radio, Television, and Cable. These business segments are consistent with the Corporation's management of these businesses and its financial reporting structure and operating focus.


Management characterizes its Radio segment as out-of-home because the majority of radio listening and virtually all viewing of outdoor advertising takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. The Radio

                                                      CBS CORPORATION         43
segment owns and operates 160 radio stations and participates in the outdoor advertising business through its subsidiary, TDI.


The Television segment consists of (i) the CBS television network, which provides entertainment, sports, and news programming for approximately 200 affiliates throughout the country; (ii) the 14 CBS owned and operated television stations; and (iii) CBS New Media, which is responsible for the Corporation's involvement with evolving technologies, including the Internet on which the Corporation operates web services and owns minority interests in web service providers.



The Cable segment consists of the Corporation's cable networks, including, TNN, CMT, two regional sports networks, and an equity interest in a Spanish language cable news network.


The Corporation's Discontinued Operations generally consists of the remaining industrial businesses, which are expected to be divested in 1999, and the leasing portfolio, which is expected to liquidate in accordance with contractual terms. Certain segment data for Discontinued Operations are provided in note 10 to the financial statements.


The Corporation's segments operate primarily in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments.

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

SEGMENT DATA - CONTINUING OPERATIONS
(in millions)


                                                                                     DEPRECIATION
                                       REVENUES                  EBITDA            AND AMORTIZATION       UNUSUAL ITEMS
                              ------------------------    --------------------    ------------------    ------------------
YEAR ENDED DECEMBER 31,         1998     1997     1996      1998   1997   1996    1998   1997   1996    1998   1997   1996
--------------------------------------------------------------------------------------------------------------------------
Radio                         $1,893   $1,480   $  554    $  798   $575   $197    $250   $197   $ 57    $ --   $ --   $ --
Television                     4,373    3,589    3,372       381    339    417     209    209    205      58     --     --
Cable                            546      302      191       148     73     50     107     35      8       2     --     --
Corporate and other               (7)      (4)      26       (68)   (72)  (162)      5      4      9       9     15     85
Residual costs of
 discontinued businesses          --       --       --      (163)  (143)  (114)     --     --     --      --     --     --
--------------------------------------------------------------------------------------------------------------------------
Total                         $6,805   $5,367   $4,143    $1,096   $772   $388    $571   $445   $279    $ 69   $ 15   $ 85
--------------------------------------------------------------------------------------------------------------------------



                                                                                             EXPENDITURES FOR
                                      LONG-LIVED ASSETS              TOTAL ASSETS           LONG-LIVED ASSETS
                                   ------------------------   ---------------------------   ------------------
YEAR ENDED DECEMBER 31,             1998     1997     1996     1998      1997      1996     1998   1997   1996
--------------------------------------------------------------------------------------------------------------
Radio                              $  422   $  242   $  236   $10,798   $ 7,074   $ 7,262   $ 32   $ 15   $  7
Television                            971      992      883     6,693     6,610     6,531    338    364    455
Cable                                 127      140      114     1,850     1,958       156     18     17      9
Corporate and other                   362      405      601       798       861     1,457      5      4     17
--------------------------------------------------------------------------------------------------------------
Total                              $1,882   $1,779   $1,834   $20,139   $16,503   $15,406   $393   $400   $488
--------------------------------------------------------------------------------------------------------------


 44        CBS CORPORATION

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


Intersegment sales and transfers are not material to the Corporation's Radio, Television or Cable segment results.


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

                                                      CBS CORPORATION         45

FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUING OPERATIONS
(in millions)

                                                    1998                                      1997
                                      ---------------------------------         ---------------------------------
                                      CARRYING    ESTIMATED    CONTRACT         CARRYING    ESTIMATED    CONTRACT
AT DECEMBER 31,                        AMOUNT    FAIR VALUE     AMOUNT           AMOUNT    FAIR VALUE     AMOUNT
-----------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents              $  798      $  798      $  --             $    8      $    8        $ --
Investments in marketable
  securities                               30          30         --                 36          36          --
Noncurrent customer and other
  receivables                             228         228         --                145         145          --
LIABILITIES:
Short-term debt                            --          --         --                 89          89          --
Current maturities of long-term
  debt                                    159         160         --                 62          62          --
Long-term debt                          2,506       2,674         --              3,236       3,305          --
OFF-BALANCE SHEET FINANCIAL
  INSTRUMENTS:
Interest rate exchange agreements          --          --         --                 --          (5)         --
Foreign currency exchange
  contracts:
  Unrealized losses                        --          --         --                 --          (1)         --
Letters of credit                          --          --        148                 --          --         133
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

 46        CBS CORPORATION

QUARTERLY FINANCIAL INFORMATION
(unaudited, in millions except per-share amounts)

                                         1998 QUARTER ENDED                           1997 QUARTER ENDED
                               --------------------------------------       --------------------------------------
                               DEC 31   SEPT 30   JUNE 30   MARCH 31        DEC 31   SEPT 30   JUNE 30   MARCH 31
------------------------------------------------------------------------------------------------------------------
Revenues                       $1,791   $1,581    $1,484       $1,949       $1,473   $1,285    $1,283       $1,326
Gross margin                      659      601       528          644          541      513       506          324
Depreciation and
  amortization                   (151)    (154)     (136)        (130)        (128)    (107)     (105)        (105)
Marketing, administration,
 and general expenses            (345)    (304)     (227)        (340)        (278)    (266)     (261)        (238)
Residual costs of
 discontinued businesses          (46)     (41)      (38)         (38)         (37)     (35)      (36)         (35)
Operating profit (loss)(a)        117      102       127          136           98      105       104          (54)
Other income (expense), net        14       12        12            5           15        2        16           41
Income (loss) from
 Continuing Operations              3      (38)        4           19          (10)     (19)      (11)         (91)
Income (loss) from
 Discontinued Operations(b)        --       --        --           --          871     (143)       12          (60)
Extraordinary item                 (4)      (5)       --           --           --       --        --           --
Net income (loss)                  (1)     (43)        4           19          861     (162)        1         (151)
------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings
 (loss) per common share:
  Continuing Operations          (.00)    (.05)      .01          .03         (.01)    (.03)     (.04)        (.18)
  Discontinued Operations          --       --        --           --         1.25     (.23)      .02         (.10)
  Extraordinary item             (.00)    (.01)       --           --           --       --        --           --
Basic and diluted earnings
 (loss) per common share         (.00)    (.06)      .01          .03         1.24     (.26)     (.02)        (.28)
------------------------------------------------------------------------------------------------------------------
Dividends per common share         --       --        --          .05          .05      .05       .05          .05
New York Stock Exchange
 market price per share:
  High                         33 1/8   35 1/2    36 5/8      34 3/16       32 1/16  27 15/16  23 13/16     20 3/8
  Low                              18   21 7/8    29 11/16     26 3/4       23 3/8   22 3/4    16           16 3/4
------------------------------------------------------------------------------------------------------------------

(a) Includes restructuring charges of $62 million in the third quarter of 1998 and $15 million in the fourth quarter of 1997.

(b) Includes net gain of $871 million in the fourth quarter of 1997 from disposals of business segments.

                                                      CBS CORPORATION         47

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

The financial statements required by this item are listed under Part II, Item 8, which list is incorporated herein by reference.




(A)(3) EXHIBITS
(23)   (a)     Consent of Independent Auditors





 48        CBS CORPORATION

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 1999.

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

                                                      CBS CORPORATION         49