Form 10-Q/A
period 1999-03-31
CBS CORP
filed 1999-08-05
CIK 106413

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                ----------------

                                   FORM 10-Q/A

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                 --------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                      TO
                                  --------------------    --------------------

                          COMMISSION FILE NUMBER 1-977

                                ----------------



                                 CBS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                       25-0877540
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                     51 WEST 52ND STREET, NEW YORK, NY 10019
               --------------------------------------------------
               (Address of principal executive offices, zip code)



                                 (212) 975-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

          COMMON STOCK 711,900,230 SHARES OUTSTANDING AT APRIL 30, 1999



================================================================================

The Corporation hereby amends the following items of its Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (the Original Filing). Each of the below referenced Items in Part I are hereby amended by deleting the Items in their entirety and replacing them with the Items set forth herein. Any Items or Exhibits in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.



                                     PART I

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CBS CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                (unaudited, in millions except per-share amounts)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   --------------------------
                                                                                      1999              1998
==============================================================================================================
Revenues                                                                           $ 1,768           $ 1,949
Operating expenses                                                                  (1,160)           (1,305)
Marketing, administration, and general expenses                                       (301)             (340)
Depreciation and amortization                                                         (149)             (130)
Residual costs of discontinued businesses                                              (40)              (38)
--------------------------------------------------------------------------------------------------------------
Operating profit                                                                       118               136
Other income, net (note 3)                                                              13                 5
Interest expense, net                                                                  (51)              (75)
--------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before income taxes
    and minority interest in income of consolidated subsidiaries                        80                66
Income tax expense                                                                     (46)              (47)
Minority interest in income of consolidated subsidiaries                                (9)               --
--------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                       25                19
Gain on disposal of Discontinued Operations
     net of income taxes (note 6)                                                      366                --
Extraordinary item:
     Loss on extinguishment of debt, net of income taxes (note 1)                       (4)               --
--------------------------------------------------------------------------------------------------------------
Net income                                                                         $   387           $    19
==============================================================================================================

Basic earnings per common share (note 9):
     Continuing Operations                                                         $   .04           $   .03
     Discontinued Operations                                                           .53                --
     Extraordinary item                                                               (.01)               --
--------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                                    $   .56           $   .03
==============================================================================================================
Diluted earnings per common share (note 9):
     Continuing Operations                                                         $   .04           $   .03
     Discontinued Operations                                                           .52                --
     Extraordinary item                                                               (.01)               --
--------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                                  $   .55           $   .03
==============================================================================================================
Cash dividends per common share                                                    $    --           $   .05
==============================================================================================================

Comprehensive income:
Net income                                                                         $   387           $    19
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes (note 10):
    Unrealized gains on marketable securities,
         net of taxes of $26 million and $10 million, respectively                      40                17
     Minimum pension liability adjustment,
         net of taxes of $52 million and $14 million, respectively                      97               (25)
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                      137                (8)
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                                               $   524           $    11
==============================================================================================================


         See Notes to the Condensed Consolidated Financial Statements.

                                CBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in millions except per-share amounts)

                                                                                              (UNAUDITED)
                                                                                                MARCH 31,       DECEMBER 31,
                                                                                                     1999               1998
=============================================================================================================================
ASSETS:
   Cash and cash equivalents                                                                     $    987           $    798
   Customer receivables (net of allowance for doubtful
      accounts of $54 and $48, respectively)                                                        1,272              1,180
   Program rights                                                                                     562                533
   Deferred income taxes                                                                              217                138
   Prepaid and other current assets                                                                   170                140
-----------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                             3,208              2,789
   Property and equipment, net                                                                      1,132              1,149
   FCC licenses, net (note 2)                                                                       4,220              4,308
   Goodwill, net                                                                                   10,299             10,357
   Other intangible and noncurrent assets (note 4)                                                  1,667              1,536
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $ 20,526           $ 20,139
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current maturities of long-term debt                                                          $    127           $    159
   Accounts payable                                                                                   347                336
   Liabilities for talent and program rights                                                          592                290
   Other current liabilities (note 5)                                                                 788                820
-----------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                        1,854              1,605
   Long-term debt                                                                                   2,315              2,506
   Net liabilities of Discontinued Operations (note 6)                                              1,078              1,284
   Pension liability                                                                                  878                945
   Postretirement benefit liability                                                                 1,020              1,046
   Other noncurrent liabilities (note 5)                                                            2,055              2,081
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   9,200              9,467
-----------------------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments (note 8)
Minority interest in equity of consolidated subsidiaries                                            1,624              1,618
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value (25 million shares authorized, no shares issued)                   --                 --
   Common stock, $1.00 par value (1,100 million shares
      authorized, 740 million and 734 million shares issued, respectively)                            740                734
   Capital in excess of par value                                                                   9,082              8,914
   Common stock held in treasury, at cost                                                          (1,265)            (1,215)
   Retained earnings                                                                                1,815              1,428
   Accumulated other comprehensive loss (note 10)                                                    (670)              (807)
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                          9,702              9,054
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                       $ 20,526           $ 20,139
=============================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                                CBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in millions)

THREE MONTHS ENDED MARCH 31,                                                                    1999              1998
=======================================================================================================================
Cash flows from operating activities of Continuing Operations:
    Income from Continuing Operations                                                        $    25           $    19
    Adjustments to reconcile income from Continuing Operations to net cash provided by operating activities:
         Depreciation and amortization                                                           149               130
         Gain on asset dispositions                                                               (9)               --
         Other noncash adjustments                                                               (43)             (128)
         Changes in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
              Receivables, current and noncurrent                                               (120)             (136)
              Accounts payable                                                                    11               (16)
              Deferred and current income taxes                                                   14                17
              Program rights                                                                     283               271
              Pensions and postretirement benefits                                               (32)              (17)
              Other assets and liabilities                                                       (48)              (79)
-----------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities of Continuing Operations                                   230                61
-----------------------------------------------------------------------------------------------------------------------
Cash used by operating activities of Discontinued Operations (note 6)                           (101)             (248)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Business acquisitions and investments                                                        (49)               (4)
    Business divestitures and other asset liquidations                                           342                33
    Deposits in acquisition trust                                                                (21)               --
    Capital expenditures - Continuing Operations                                                 (24)              (18)
    Capital expenditures - Discontinued Operations                                               (12)              (10)
-----------------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                                            236                 1
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Bank revolver borrowings                                                                      --               503
    Bank revolver repayments                                                                      --              (303)
    Net increase in short-term debt                                                               --                35
    Long-term debt repayments                                                                   (247)              (39)
    Stock issued                                                                                 128               107
    Purchase of treasury stock                                                                   (70)              (21)
    Bank fees paid and other costs                                                                (1)               (6)
    Dividends paid                                                                                --               (36)
-----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                                                    (190)              240
-----------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                            175                54
Cash and cash equivalents at beginning of period for Continuing and
    Discontinued Operations                                                                      825                67
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period for Continuing and
    Discontinued Operations                                                                  $ 1,000           $   121
=======================================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid - Continuing Operations                                                    $    58           $    75
    Interest paid - Discontinued Operations                                                        1                12
-----------------------------------------------------------------------------------------------------------------------
Total interest paid                                                                          $    59           $    87
=======================================================================================================================
Total income taxes paid from Continuing and Discontinued Operations                          $    42           $    94
=======================================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The condensed consolidated financial statements include the accounts of CBS Corporation (CBS) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by Form 10-K/A. Certain amounts pertaining to the three months ended March 31, 1998 have been restated or reclassified for comparative purposes.

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

4. OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

                                                                                     (UNAUDITED)
                                                                                       MARCH 31,     DECEMBER 31,
                                                                                            1999            1998
=================================================================================================================
Cable license agreements                                                                  $  428          $  441
Other intangible assets                                                                      351             357
Joint ventures and other investments                                                         272             141
Recoverable costs of discontinued businesses (note 8)                                        175             180
Noncurrent receivables                                                                       231             228
Program rights                                                                               102              93
Deferred charges                                                                              23              33
Intangible pension asset                                                                       5               5
Other                                                                                         80              58
-----------------------------------------------------------------------------------------------------------------
Total other intangible and noncurrent assets                                              $1,667          $1,536
=================================================================================================================

5. OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)


                                                                                  (UNAUDITED)
                                                                                    MARCH 31,    DECEMBER 31,
                                                                                         1999            1998
==============================================================================================================
OTHER CURRENT LIABILITIES
Accrued employee compensation                                                          $   74          $  108
Income taxes payable                                                                       --              24
Accrued restructuring cost                                                                 30              38
Accrued liabilities                                                                       335             318
Retained liabilities of discontinued businesses (note 8)                                  256             254
Accrued interest and insurance                                                             79              67
Other                                                                                      14              11
--------------------------------------------------------------------------------------------------------------
Total other current liabilities                                                        $  788          $  820
==============================================================================================================

OTHER NONCURRENT LIABILITIES
Deferred income taxes                                                                  $  475          $  499
Postemployment benefits                                                                    29              29
Liabilities for talent and program rights                                                 118             119
Accrued liabilities                                                                       178             156
Retained liabilities of discontinued businesses (note 8)                                  793             766
Accrued restructuring costs                                                                24              28
Other                                                                                     438             484
--------------------------------------------------------------------------------------------------------------
Total other noncurrent liabilities                                                     $2,055          $2,081
==============================================================================================================

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

NET LIABILITIES OF DISCONTINUED OPERATIONS
(in millions)

                                                                                   (UNAUDITED)
                                                                                     MARCH 31,      DECEMBER 31,
                                                                                          1999              1998
=================================================================================================================
ASSETS:
    Cash and cash equivalents                                                          $    13           $    27
    Customer receivables                                                                    53               224
    Inventories                                                                             36                94
    Costs and estimated earnings over billings on uncompleted contracts                     --                87
    Portfolio investments                                                                  629               642
    Plant and equipment, net                                                                52               269
    Deferred income taxes                                                                  122               414
    Other assets                                                                           109               162
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                           $ 1,014           $ 1,919
-----------------------------------------------------------------------------------------------------------------
LIABILITIES:
    Accounts payable                                                                   $    71           $   190
    Billings over costs and estimated earnings on uncompleted contracts                     --               137
    Current maturities of long-term debt                                                    56                46
    Long-term debt                                                                         353               382
    Liability for estimated loss on disposal                                             1,493             1,309
    Settlements and environmental liabilities                                               --               569
    Other liabilities                                                                      119               570
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        2,092             3,203
-----------------------------------------------------------------------------------------------------------------
Net liabilities of Discontinued Operations                                             $(1,078)          $(1,284)
=================================================================================================================

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

OPERATING RESULTS OF DISCONTINUED OPERATIONS (unaudited, in millions)

                                                                                                  PRE-TAX
                                                          SALES OF PRODUCTS                      LOSS AFTER
                                                             OR SERVICES                      MEASUREMENT DATE
                                                        ---------------------             -----------------------
THREE MONTHS ENDED MARCH 31,                             1999            1998              1999           1998
=================================================================================================================
Industrial businesses                                   $ 113           $ 588             $ (20)         $ (153)
Financial Services                                          3               6                (7)             (5)
-----------------------------------------------------------------------------------------------------------------
Total                                                   $ 116           $ 594             $ (27)         $ (158)
=================================================================================================================

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

CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS
(unaudited, in millions)

THREE MONTHS ENDED MARCH 31,                                                                 1999          1998
=================================================================================================================
Industrial businesses                                                                      $ (101)       $ (236)
Financial Services                                                                             --            (9)
Other                                                                                          --            (3)
-----------------------------------------------------------------------------------------------------------------
Cash used by operating activities                                                          $ (101)       $ (248)
=================================================================================================================

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

11. SEGMENT INFORMATION

The Corporation's Continuing Operations are aligned into three business segments: Radio, Television, and Cable. These business segments are consistent with the Corporation's management of these businesses and its financial reporting structure and the operating focus.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in millions)

                                                        REVENUES           OPERATING PROFIT(LOSS)            EBITDA
                                                 ----------------------    ----------------------    ---------------------
THREE MONTHS ENDED MARCH 31,                        1999         1998         1999         1998         1999         1998
==========================================================================================================================
Radio                                            $   474      $   330      $    98      $    64      $   170      $   113
Television                                         1,165        1,495           48          123          103          183
Cable                                                130          125           25            4           50           29
Corporate and Other                                   (1)          (1)         (13)         (17)          (3)         (16)
Residual costs of discontinued businesses             --           --          (40)         (38)         (40)         (38)
--------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                      $ 1,768      $ 1,949      $   118      $   136      $   280      $   271
==========================================================================================================================

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

The category "Corporate and other" includes certain assets and results of operations that are not identifiable to a specific operating segment. These assets primarily include cash and cash equivalents, deferred income taxes, property, equipment and other assets associated with corporate headquarters as well as certain receivables. Included in the results of operations are certain intersegment eliminations, non-allocated income and costs related to interest, taxes and employee benefits as well as certain other headquarter related income and expenses. Intersegment sales and transfers are not material to the Corporation's Radio, Television, or Cable segment results.

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

SEGMENT RESULTS OF OPERATIONS - CONTINUING OPERATIONS
(unaudited, in millions)

                                                        REVENUES           OPERATING PROFIT (LOSS)           EBITDA
                                                 ---------------------     -----------------------   ---------------------
THREE MONTHS ENDED MARCH 31,                        1999         1998         1999         1998         1999         1998
==========================================================================================================================
Radio                                            $   474      $   330      $    98      $    64      $   170      $   113
Television                                         1,165        1,495           48          123          103          183
Cable                                                130          125           25            4           50           29
Corporate and Other                                   (1)          (1)         (13)         (17)          (3)         (16)
Residual costs of discontinued businesses             --           --          (40)         (38)         (40)         (38)
--------------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                      $ 1,768      $ 1,949      $   118      $   136      $   280      $   271
==========================================================================================================================

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

TELEVISION

The Television segment consists of the Corporation's 14 owned and operated television stations and the CBS television network. The segment's revenues for the first three months of 1999 totaled $1,165 million compared to $1,495 million during the prior year first quarter. This decline is primarily due to the effect of the Winter Olympics on the first quarter of 1998 results. Excluding the impact of the Winter Olympics, the Television segment revenues increased at a double digit rate. This increase in first quarter revenues for the Television segment, excluding the effect of the Olympics, is due to stronger 1999 primetime pricing on network advertising and primetime ratings share growth.

The Television segment's operating profit and EBITDA for the three months ended March 31, 1999 totaled $48 million and $103 million, respectively, compared to $123 million and $183 million, respectively, for the same period during 1998. These declines are due to the effect of the Winter Olympics on the first quarter of 1998 results. Excluding the impact of the Olympics from the 1998 results, operating profit and EBITDA increased at a double-digit rate. These improvements were attributable to the revenue growth at the television network due to higher pricing on primetime network advertising and primetime ratings share growth during 1999, as well as lower operating costs due to recent cost reduction initiatives.

CABLE

The Cable segment consists of the Corporation's cable networks, including TNN, CMT and two regional sports networks, and a minority interest in a Spanish language cable news network. These networks are distributed by cable television and other multichannel technologies. The segment's revenues for the first three months of 1999 totaled $130 million which was flat when compared to the prior year's first quarter. The 1998 results included revenues of approximately $5 million for two cable operations, TeleNoticias and Eye on People, both of which were divested late in 1998.

The Cable segment's operating profit and EBITDA for the first three months ended March 31, 1999 totaled $25 million and $50 million, respectively, compared to $4 million and $29 million, respectively, for the same period during 1998. These improvements were primarily attributable to the elimination of expenses related to TeleNoticias operations and certain costs to develop and launch Eye on People as both of these entities were divested late in 1998 and growth in its core unit.

RESIDUAL COSTS OF DISCONTINUED BUSINESSES

The Corporation's results of operations are unfavorably affected by certain costs remaining from past divestitures of its industrial businesses. Following those divestitures, certain liabilities arising from these businesses remained with the Corporation, such as pension and other postretirement benefit obligations for inactive and retired employees, environmental liabilities, and litigation-related liabilities. The pension and postretirement benefit costs associated with these former employees, as well as, administration costs associated with managing the retained liabilities, have been presented separately in the condensed consolidated statement of income.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Corporation's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Corporation's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Report on Form 10-Q/A. The Corporation undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August 1999.




                                                     CBS CORPORATION



                                                     By: /s/ ROBERT G. FREEDLINE
                                                     ---------------------------
                                                         Robert G. Freedline
                                                         Vice President and
                                                             Controller