Form 10-Q
period 1999-06-30
CBS CORP
filed 1999-08-16
CIK 106413

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                          COMMISSION FILE NUMBER 1-977
                                ----------------



                                 CBS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                       25-0877540
-------------------------                         -----------------------
(State of Incorporation)                             (I.R.S. Employer
                                                    Identification No.)


                     51 WEST 52ND STREET, NEW YORK, NY 10019
                     ---------------------------------------
               (Address of principal executive offices, zip code)



                                 (212) 975-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_   No ___

          COMMON STOCK 704,687,465 SHARES OUTSTANDING AT JULY 31, 1999

================================================================================

                                 CBS CORPORATION
                                     INDEX
                                 ---------------






                                                                                                      PAGE NO.
                                                                                                      --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Statement of Income and Comprehensive Income                      3

                  Condensed Consolidated Balance Sheet                                                     4

                  Condensed Consolidated Statement of Cash Flows                                           5

                  Notes to the Condensed Consolidated Financial Statements                                 6

                  Item 2.  Management's Discussion and Analysis of Financial                              16
                           Condition and Results of Operations



PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                              26

                  Item 4.  Submission of Matters to a Vote of Security Holders                            27

                  Item 6.  Exhibits and Reports on Form 8-K                                               28



SIGNATURE                                                                                                 32

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 CBS CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
       -------------------------------------------------------------------
                (unaudited, in millions except per-share amounts)


                                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------    ---------------------------
                                                                             1999          1998             1999          1998
================================================================================================================================
Revenues                                                                  $ 1,678        $ 1,484         $ 3,446         $ 3,433
Operating expenses                                                           (891)          (956)         (2,051)         (2,261)
Marketing, administration, and general expenses                              (296)          (227)           (597)           (567)
Depreciation and amortization                                                (152)          (136)           (301)           (266)
Residual costs of discontinued businesses                                     (45)           (38)            (85)            (76)
--------------------------------------------------------------------------------------------------------------------------------
Operating profit                                                              294            127             412             263
Other income, net (note 4)                                                    (19)            12              (6)             17
Interest expense, net                                                         (46)           (85)            (97)           (160)
--------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before income taxes
    and minority interest in income of consolidated subsidiaries              229             54             309             120
Income tax expense                                                           (130)           (48)           (176)            (95)
Minority interest in income of consolidated subsidiaries                      (21)            (2)            (30)             (2)
--------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                              78              4             103              23
Gain on disposal of Discontinued Operations,
     net of income taxes (note 7)                                              18             --             384              --
Extraordinary item:
     Loss on extinguishment of debt, net of income taxes (note 1)              (1)            --              (5)             --
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $    95        $     4         $   482         $    23
================================================================================================================================

Basic earnings per common share (note 10):
     Continuing Operations                                                $   .11        $   .01         $   .15         $   .03
     Discontinued Operations                                                  .03             --             .55              --
     Extraordinary item                                                        --             --            (.01)             --
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                           $   .14        $   .01         $   .69         $   .03
================================================================================================================================
Diluted earnings per common share (note 10):
     Continuing Operations                                                $   .11        $   .01         $   .15         $   .03
     Discontinued Operations                                                  .02             --             .54              --
     Extraordinary item                                                        --             --            (.01)             --
--------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                         $   .13        $   .01         $   .68         $   .03
================================================================================================================================
Cash dividends per common share                                           $    --        $    --         $    --         $   .05
================================================================================================================================

Comprehensive income (loss):
Net income                                                                $    95        $     4         $   482         $    23
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes (note 11):
    Unrealized gains (losses) on marketable securities                        (17)             1              23              18
    Minimum pension liability adjustment                                       20            (27)            117             (52)
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                               3            (26)            140             (34)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                               $    98        $   (22)        $   622         $   (11)
================================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (in millions except share and per-share amounts)

                                                                                              (UNAUDITED)
                                                                                                JUNE 30,      DECEMBER 31,
                                                                                                    1999              1998
===========================================================================================================================
ASSETS:
   Cash and cash equivalents                                                                    $    742          $    798
   Customer receivables (net of allowance for doubtful
      accounts of $59 and $48, respectively)                                                       1,127             1,180
   Program rights                                                                                    516               533
   Deferred income taxes                                                                             303               138
   Prepaid and other current assets                                                                  163               140
---------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                            2,851             2,789
   Property and equipment, net                                                                     1,132             1,149
   FCC licenses, net                                                                               4,310             4,308
   Goodwill, net                                                                                  10,260            10,357
   Other intangible and noncurrent assets (note 5)                                                 1,805             1,536
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                    $ 20,358          $ 20,139
===========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current maturities of long-term debt                                                         $     79          $    159
   Accounts payable                                                                                  323               336
   Liabilities for talent and program rights                                                         374               290
   Other current liabilities (note 6)                                                                932               820
---------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                       1,708             1,605
   Long-term debt                                                                                  2,111             2,506
   Net liabilities of Discontinued Operations (note 7)                                               985             1,284
   Pension liability                                                                                 846               945
   Postretirement benefit liability                                                                1,020             1,046
   Other noncurrent liabilities (note 6)                                                           2,368             2,081
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                  9,038             9,467
---------------------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments (note 9)
Minority interest in equity of consolidated subsidiaries                                           1,625             1,618
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value (25 million shares authorized, no shares issued)                  --                --
   Common stock, $1.00 par value (1,100 million shares
      authorized, 743 million and 734 million shares issued, respectively)                           743               734
   Capital in excess of par value                                                                  9,176             8,914
   Common stock held in treasury, at cost                                                         (1,467)           (1,215)
   Retained earnings                                                                               1,910             1,428
   Accumulated other comprehensive loss (note 11)                                                   (667)             (807)
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                         9,695             9,054
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                      $ 20,358          $ 20,139
===========================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in millions)

SIX MONTHS ENDED JUNE 30,                                                                        1999               1998
=========================================================================================================================
Cash flows from operating activities of Continuing Operations:
    Income from Continuing Operations                                                         $   103            $    23
    Adjustments to reconcile income from Continuing Operations to net cash provided by operating activities:
         Depreciation and amortization                                                            301                266
         Gain on asset dispositions                                                                (9)                (5)
         Other noncash adjustments                                                                (46)              (122)
         Changes in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
              Receivables, current and noncurrent                                                  83                 52
              Accounts payable                                                                    (46)                18
              Deferred and current income taxes                                                   116                (14)
              Program rights                                                                      130                 95
              Pensions and postretirement benefits                                                (46)               (51)
              Other assets and liabilities                                                        (71)                10
-------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities of Continuing Operations                                    515                272
-------------------------------------------------------------------------------------------------------------------------
Cash used by operating activities of Discontinued Operations (note 7)                            (169)              (343)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Business acquisitions and investments                                                        (133)            (1,397)
    Business divestitures and other asset liquidations                                            350                330
    Capital expenditures - Continuing Operations                                                  (55)               (45)
    Capital expenditures - Discontinued Operations                                                 (4)               (18)
-------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                                                      158             (1,130)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Bank revolver borrowings                                                                       --              3,043
    Bank revolver repayments                                                                       --             (2,134)
    Issuance of senior notes                                                                       --                493
    Net increase in short-term debt                                                                --                169
    Long-term debt repayments                                                                    (480)              (133)
    Stock issued                                                                                  189                231
    Purchase of treasury stock                                                                   (255)              (339)
    Purchase of treasury stock of subsidiary                                                      (34)                --
    Bank fees paid and other costs                                                                 (3)                (6)
    Dividends paid                                                                                 --                (36)
-------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by financing activities                                                     (583)             1,288
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                  (79)                87
Cash and cash equivalents at beginning of period for Continuing and
    Discontinued Operations                                                                       825                 67
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period for Continuing and
    Discontinued Operations                                                                   $   746            $   154
=========================================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid - Continuing Operations                                                     $   112            $   148
    Interest paid - Discontinued Operations                                                        20                 31
-------------------------------------------------------------------------------------------------------------------------
Total interest paid                                                                           $   132            $   179
=========================================================================================================================
Total income taxes paid - Continuing and Discontinued Operations                              $    58            $   108
=========================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

1.    GENERAL

The condensed consolidated financial statements include the accounts of CBS Corporation (CBS) and its subsidiary companies (together, the Corporation) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by Form 10-K/A. Reference also should be made to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended by Form 10-Q/A. Certain prior period amounts have been reclassified for comparative purposes.

On March 31, 1999, the Corporation entered into a definitive merger agreement with King World Productions, Inc. (King World) under which CBS will issue approximately $2.5 billion in common stock in exchange for all of the outstanding common stock of King World. Under the terms of the agreement, King World shareholders will receive 0.81 shares of CBS common stock for each share of King World common stock. King World is the distributor of a number of shows which include "The Oprah Winfrey Show," "Wheel of Fortune," "Jeopardy!," and "Hollywood Squares." The consummation of the merger is subject to certain conditions, including approval by King World stockholders. The King World stockholders meeting is scheduled for September 7, 1999. Assuming stockholder approval is secured, the Corporation expects to close the transaction shortly thereafter.

During the quarter, the Corporation entered into definitive agreements to acquire two CBS affiliate television stations in Texas. On April 12, 1999, the Corporation announced its agreement with Gaylord Entertainment Company pursuant to which the Corporation will issue $485 million of its common stock in exchange for the KTVT-TV Dallas-Fort Worth television station and on April 29, 1999, the Corporation announced its agreement to purchase KEYE-TV in Austin from Granite Broadcasting Corporation for $160 million in cash. The Corporation believes these acquisitions will close during the second half of 1999. In addition, on April 30, 1999, Infinity Broadcasting Corporation (Infinity Broadcasting), the Corporation's radio and outdoor advertising business, acquired two radio stations in Tampa, Florida, and one in Cleveland, Ohio, from Clear Channel Communications for $123 million in cash.

On May 27, 1999, Infinity Broadcasting, a majority-owned subsidiary of the Corporation, entered into a definitive agreement to acquire Outdoor Systems, Inc., (Outdoor Systems) for approximately $8.7 billion, which includes the assumption of $1.9 billion in Outdoor Systems debt, at fair value. The terms of the agreement call for each outstanding Outdoor Systems common share to be exchanged for 1.25 shares of Infinity Broadcasting Class A common stock. Outdoor Systems is the largest out-of-home advertising company in North America, operating bulletin, poster, mall and transit advertising display faces in the United States, Canada, and Mexico. The consummation of the merger is subject to certain conditions, including approval by Outdoor Systems and Infinity Broadcasting shareholders and review by certain regulatory bodies. In connection with the Hart-Scott-Rodino Act filing, the Corporation has received a second request for information from the Department of Justice, which it is responding to. The Corporation believes that the transaction will close in the fourth quarter of 1999. The consummation of this transaction will cause a dilution in the Corporation's ownership interest in Infinity Broadcasting from approximately 82 percent to approximately 62 percent, including all dilutive securities. The Corporation's voting interest, on a fully diluted basis will also decline from approximately 96 percent to approximately 90 percent as a result of the transaction.

During the second quarter of 1999, the Corporation purchased, at market value, debt securities of Continuing Operations with a face value of approximately $70 million. The Corporation also repaid its 7.75 percent notes which became due during the second quarter, for approximately $120 million. As a result of these second quarter extinguishments of $70 million and first quarter extinguishments of approximately $190 million as well as the write-off of certain credit facility fees, the Corporation recorded an extraordinary loss, net of taxes of $1 million, and $5 million, during the three and six months ended June 30, 1999, respectively.

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The effective date for this standard has been revised by the Financial Accounting Standards Board to all fiscal quarters and fiscal years beginning after June 15, 2000. The Corporation's derivative and hedging transactions are not material and it is anticipated that adoption of this standard will not materially impact its financial results or disclosure.

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

2.    ACQUISITIONS

On June 4, 1998, the Corporation acquired the radio broadcasting operations of American Radio Systems Corporation (American Radio). The acquisition was accounted for under the purchase method. The excess consideration paid over the estimated fair value of net assets acquired totaling approximately $0.8 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The following unaudited pro forma information combines the consolidated results of operations of the Corporation with those of American Radio's as if the acquisition had occurred at the beginning of 1998. The pro forma results for the three and six months ended June 30, 1998, give effect to certain purchase accounting adjustments, additional amortization expense from goodwill and other identifiable intangible assets, additional interest expense and related income tax effects.

PRO FORMA RESULTS OF OPERATIONS
(unaudited, in millions except per-share amounts)

                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------     --------------------------
                                                                   1999          1998             1999          1998
=====================================================================================================================
Revenues                                                         $ 1,678       $ 1,563          $ 3,446       $ 3,601
Income (loss) from Continuing Operations                              78           (13)             103           (26)
Basic and diluted earnings (loss) per common share -
  Continuing Operations                                              .11          (.02)             .15          (.04)
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

3.       INVESTMENTS IN INTERNET BASED COMPANIES

Investments in joint ventures and other companies that the Corporation controls are consolidated in these condensed consolidated financial statements. Investments in joint ventures and other companies that the Corporation does not control but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Equity method investments are stated at their cost of acquisition adjusted for the Corporation's equity in undistributed net income (loss) since the date of acquisition. The change in the equity in net income (loss) of these investments is included in other income, net in the condensed consolidated statement of income. Investments that the Corporation does not control and does not have the ability to exercise significant influence over operating and financial policies are accounted for by the cost method. Cost method investments are carried at their cost of acquisition. Cost method investments in publicly traded companies are subsequently marked to market, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income
(loss) within shareholders' equity in the condensed consolidated balance sheet.

During the second quarter 1999 the Corporation closed on a number of strategic investments focused on growing its Internet based operations. These investments provide the Corporation with equity ownership interests in the Internet based companies in exchange for $23 million in cash and a $281 million commitment to provide future advertising and promotional time. The advertising commitments included in these arrangements will be met over a period of up to seven years. The Internet based companies that the Corporation has invested in include two public companies Sportsline USA, Inc. and MarketWatch.com, Inc. Other Internet investments include Storerunnner, Inc., Office.com, Inc., Switchboard, Inc., ThirdAge Media, Inc. and Webvan. The shares evidencing the Corporation's equity ownership interest typically contain restrictions that may limit the Corporation's ability to sell or otherwise dispose of its investment. The Corporation has also announced that a letter of intent has been signed for a 35 percent ownership interest in hollywood.com in exchange for $100 million in future advertising and promotional time.

At the date of acquisition, the Corporation records its investment at cost, an amount typically equal to the cash consideration paid plus the fair value of the advertising and promotional time to be provided. These investments are presented in the accompanying condensed consolidated balance sheet as other intangible and noncurrent assets (see note 5 to the condensed consolidated financial statements). The associated obligation to provide future advertising and promotion is recorded as deferred revenue in the accompanying condensed consolidated balance sheet as other current and noncurrent liabilities (see note 6 to the condensed consolidated financial statements) and is recorded at an amount equal to the fair value of the advertising and promotional time to be provided. Barter revenue is then recognized as the related advertising and promotional time is delivered.

Where an agreement provides the Corporation with a licensing fee based on a percentage of gross revenues earned by the Internet based company in exchange for a license to use the CBS name and logo, licensing revenues are recorded by the Corporation as the Internet based company earns the revenues on which the license fees are based.

Subsequent to the acquisition of investments, the Corporation evaluates whether later events and circumstances indicate that the carrying amount of such investment is impaired. If a decline in fair value of the investment below its cost basis is judged to be other than temporary, the investment is considered to be impaired, and the carrying amount of the investment is written down to fair value as a new cost basis and recognized in other income, net. The new cost basis is not changed for subsequent recovery, if any, in the fair value of the investment.

4.    OTHER INCOME, NET

Other income, net during the three and six months ended June 30, 1999 reflects net expense of $19 million and $6 million, respectively, compared to income, net of expenses, of $12 million and $17 million, respectively, for the same periods in 1998. Other income and expense items primarily include miscellaneous gains and losses on dispositions of non-strategic assets and operating results of non-consolidated affiliates. In 1998, the Corporation divested a majority stake in TeleNoticias, its Spanish language cable news network. Financial difficulties have led TeleNoticias to file for Bankruptcy protection under Chapter 11. Because of these financial difficulties, it is probable that certain obligations that were assumed by the venture in connection with the divestiture will revert back to the Corporation. As a result, the Corporation recorded a $24 million provision for these obligations. These obligations are expected to be satisfied over the next several years. For the six months ended June 30, 1999 this charge is partially offset by a net gain of $8 million recognized during the first quarter of 1999 on the disposal of corporate aircraft.

5.    OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

                                                                                     (UNAUDITED)
                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          1999                1998
===================================================================================================================
Cable license agreements                                                                 $   416            $   441
Other intangible assets                                                                      345                357
Investments in Internet based companies (note 3)                                             425                 25
Other investments                                                                            117                116
Recoverable costs of discontinued businesses (note 9)                                        168                180
Noncurrent receivables                                                                       179                228
Program rights                                                                                94                 93
Deferred charges                                                                              32                 33
Other                                                                                         29                 63
-------------------------------------------------------------------------------------------------------------------
Total other intangible and noncurrent assets                                             $ 1,805            $ 1,536
===================================================================================================================

6.    OTHER CURRENT AND NONCURRENT LIABILITIES (IN MILLIONS)


                                                                                     (UNAUDITED)
                                                                                        JUNE 30,      DECEMBER 31,
                                                                                            1999              1998
===================================================================================================================
OTHER CURRENT LIABILITIES
Accrued employee compensation                                                             $   75            $  108
Income taxes payable                                                                          72                24
Accrued restructuring cost                                                                    14                38
Accrued liabilities                                                                          361               318
Deferred revenue - Internet based investments (note 3)                                        61                --
Retained liabilities of discontinued businesses (note 9)                                     255               254
Accrued interest and insurance                                                                77                67
Other                                                                                         17                11
-------------------------------------------------------------------------------------------------------------------
Total other current liabilities                                                           $  932            $  820
===================================================================================================================

OTHER NONCURRENT LIABILITIES
Deferred income taxes                                                                     $  805            $  795
Postemployment benefits                                                                       36                29
Liabilities for talent and program rights                                                    119               119
Accrued liabilities                                                                          150               156
Deferred revenue - Internet based investments (note 3)                                       254                --
Retained liabilities of discontinued businesses (note 9)                                     839               766
Accrued restructuring costs                                                                    8                28
Other                                                                                        157               188
-------------------------------------------------------------------------------------------------------------------
Total other noncurrent liabilities                                                        $2,368            $2,081
===================================================================================================================


7.    DISCONTINUED OPERATIONS

In recent years, the Corporation adopted various disposal plans that, in the aggregate, provide for the disposal of all of its industrial businesses and its financial services business. The assets and liabilities and the results of operations for these businesses are classified as Discontinued Operations for all periods presented, except for certain liabilities to be retained by the Corporation. See note 9 to the condensed consolidated financial statements.

On March 22, 1999, the Corporation completed the previously announced sale of its Energy Systems and Government Operations businesses for approximately $220 million in cash, subject to certain adjustments, and the assumption by the buyer, of liabilities, commitments, and obligations totaling approximately $950 million, all in accordance with the terms of the divestiture agreement. The pre tax and after tax gain on disposal totaled $490 million and $366 million, respectively. In addition, during the second quarter of 1999, the Corporation sold its Plant Apparatus Division (PAD) and Machinery Apparatus Operations (MAO) to Bechtel National, Inc. for approximately $30 million in cash, subject to certain adjustments, and the assumption by the buyer, of liabilities, commitments, and obligations totaling approximately $20 million, all in accordance with the terms of the divestiture agreement. The pre tax and after tax gain on disposal totaled $30 million and $18 million, respectively.

At June 30, 1999, the remaining assets and liabilities of Discontinued Operations generally consists of a liability for estimated loss on disposal, portfolio investments and related debt, and other miscellaneous assets including surplus properties, that are expected to be divested. Those obligations that have been retained by the Corporation are separately presented in Continuing Operations as retained liabilities of discontinued businesses.

The assets and liabilities of Discontinued Operations have been classified on the consolidated balance sheet as "Net Liabilities of Discontinued Operations." A summary of these assets and liabilities follows:

NET LIABILITIES OF DISCONTINUED OPERATIONS
(in millions)

                                                                                   (UNAUDITED)
                                                                                      JUNE 30,         DECEMBER 31,
                                                                                          1999                 1998
====================================================================================================================
Total assets                                                                            $  861               $1,919
Less: total liabilities                                                                  1,846                3,203
--------------------------------------------------------------------------------------------------------------------
Net liabilities of Discontinued Operations                                              $  985               $1,284
====================================================================================================================


Total liabilities for Discontinued Operations consist primarily of the liability for the estimated loss on disposal of $1,317 million at June 30, 1999, and $1,309 million at December 31, 1998, which includes estimated losses and disposal costs associated with the divestiture transactions, the portfolio investments' estimated results of operations through the expected date of liquidation, and certain contingencies related to the divestiture of the industrial businesses including the costs to dispose of surplus property held for sale, contractual indemnifications and unresolved purchase price adjustments. Generally, satisfaction of these liabilities is expected to occur over the next several years. The increase in the estimated loss on disposal is the result of estimated liabilities for working capital and probable purchase price adjustments associated with 1999 dispositions. Management believes that the liability for estimated loss on disposal at June 30, 1999, is adequate to cover these liabilities of Discontinued Operations. The other significant component of total liabilities for Discontinued Operations is the portfolio's related debt of $429 million and $428 million at June 30, 1999 and December 31, 1998, respectively.

Total assets for Discontinued Operations consist primarily of the portfolio's direct financing and leveraged leases that totaled $626 million and $642 million at June 30, 1999 and December 31, 1998, respectively. Generally, these leases are expected to liquidate in accordance with their contractual terms, which extend to the year 2015. Cash inflows from contractual liquidation of the leasing portfolio are expected to be sufficient to repay the principal amount of the related debt as well as interest costs associated with the portfolio.

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

In accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the condensed consolidated financial statements reflect the operating results of Discontinued Operations separately from Continuing Operations. The operating results of the Corporation's Discontinued Operations as presented in the table below occurred after the measurement date and therefore have been charged to the liability for estimated loss on disposal.

OPERATING RESULTS OF DISCONTINUED OPERATIONS (unaudited, in millions)

                                                                                                 PRE-TAX
                                                           SALES OF PRODUCTS                    LOSS AFTER
                                                              OR SERVICES                    MEASUREMENT DATE
                                                    -------------------------------    -----------------------------
THREE MONTHS ENDED JUNE 30,                                1999            1998            1999            1998
====================================================================================================================
Industrial businesses                                    $    5          $  808          $   --          $  (36)
Financial Services                                            3               8              (7)             (4)
--------------------------------------------------------------------------------------------------------------------
Total                                                    $    8          $  816          $   (7)         $  (40)
====================================================================================================================

                                                                                                 PRE-TAX
                                                           SALES OF PRODUCTS                    LOSS AFTER
                                                              OR SERVICES                    MEASUREMENT DATE
                                                    -------------------------------    -----------------------------
SIX MONTHS ENDED JUNE 30,                                  1999            1998            1999            1998
====================================================================================================================
Industrial businesses                                    $  118          $1,396          $  (20)         $ (189)
Financial Services                                            6              14             (14)             (9)
--------------------------------------------------------------------------------------------------------------------
Total                                                    $  124          $1,410          $  (34)         $ (198)
====================================================================================================================

Cash proceeds from the sale or liquidation of all assets of Discontinued Operations except for portfolio investments, as well as cash requirements to satisfy non-debt obligations of Discontinued Operations, will affect cash flows of Continuing Operations. Operating cash outflows of Discontinued Operations were $169 million and $343 million for the six months ended June 30, 1999 and 1998, respectively. These cash outflows primarily relate to operating activities of the industrial businesses prior to their disposal dates and the liquidation of the portfolio's direct financing and leveraged leases. During 1999 the cash outflows also include expenditures to close the industrial businesses former corporate headquarters, costs to dispose the industrial businesses surplus properties which are being held for sale, and purchase price adjustments arising from the sale of its industrial businesses.

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

During the three months ended June 30, 1999 the Corporation recorded in operating expenses new restructuring charges of approximately $2 million associated with planned employee terminations. These charges were offset by the Corporation's second quarter 1999 restructuring reserve reversal of approximately $26 million. This reversal was the result of recent television programming changes and lower than expected severance costs because of higher voluntary employee terminations. The current quarter reversal is reflected in the Television segment's results of operations. Cash expenditures under the restructuring plans totaled $7 million and $19 million during the three and six months ended June 30, 1999, respectively, and are estimated to approximate $11 million for the remainder of 1999 and approximately $11 million for 2000 and beyond.

9.    CONTINGENT LIABILITIES AND COMMITMENTS

Certain environmental, litigation, and other liabilities associated with the industrial businesses were not assumed by other parties in the divestiture transactions and, therefore, were retained by the Corporation. These liabilities include certain environmental, general litigation, and other matters not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented in Continuing Operations as retained liabilities of discontinued businesses, totaled $1.1 billion at June 30, 1999, including $572 million for accrued legal matters. Of this amount, $839 million is classified as noncurrent. A separate asset of $220 million was recorded for estimated amounts recoverable from third parties, of which $168 million is classified as noncurrent.

LEGAL MATTERS

SECURITIES CLASS ACTIONS - FINANCIAL SERVICES

The Corporation has been defending class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings and in a Prospectus and Registration Statement for a public offering of the Corporation's common stock in 1991, arising out of charges to earnings of $975 million in 1990 and $1,680 million in 1991. The Corporation and certain directors and former officers were also the subject of derivative litigation arising out of these same events. The district court dismissed both the derivative claim and the class action claims in their entirety. These dismissals were appealed. In July 1996, the United States Court of Appeals for the Third Circuit (the Circuit Court) affirmed the court's dismissal of the derivative claim. The Circuit Court also affirmed in part and reversed in part the dismissal of the class action claims. Those class action claims that were not dismissed by the Circuit Court were remanded to the lower court for further proceedings. The parties to the class actions have reached an agreement to resolve all claims. In March 1999, the attorneys who filed the derivative action described herein, filed a new derivative action based on the same allegations previously asserted and dismissed. The parties to that derivative action have also reached an agreement to settle the derivative action. The class and derivative matters were settled for a total amount of approximately $67 million, funded in large part by CBS's liability insurers. Both the class and the derivative action settlements have been the subject of notice to the appropriate parties and are subject to fairness hearings and approval by the Court of the settlement.

ASBESTOS

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At June 30, 1999, the Corporation had approximately 117,950 unresolved claims pending.

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

GENERAL

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in the securities class action and certain groupings of asbestos claims, and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has adequately provided for costs arising from resolution of these matters and that the litigation should not have a material adverse effect on the financial condition of the Corporation.

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

Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, the Corporation has an accrued liability of $386 million at June 30, 1999. Depending on the remediation alternatives ultimately selected, the actual costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $286 million for site investigation and remediation, and $100 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. In addition, included in Discontinued Operations as of June 30, 1999, are environmental liabilities of $48 million that directly relate to properties that are held for sale.

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

COMMITMENTS

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such programs for various periods. At June 30, 1999, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, totaling $7.2 billion. In addition, the Corporation has received various equity ownership interests in Internet based companies that commit the Corporation to provide advertising and promotional spots over the next seven years (see note 3 to the condensed consolidated financial statements).

In addition, the Corporation has commitments under operating and capital leases for certain facilities and equipment (including satellites), as well as commitments to pay for certain franchise rights entitling it to display advertising on buses, taxis, trains, bus shelters, terminals, and phone kiosks.

10.    EARNINGS PER COMMON SHARE

COMPUTATION OF EARNINGS PER COMMON SHARE - CONTINUING OPERATIONS
(unaudited, in millions except per-share amounts)

                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------    --------------------------
                                                                   1999          1998            1999          1998
====================================================================================================================
Income from Continuing Operations
  applicable to common stockholders                               $ 78            $  4           $ 103          $ 23
====================================================================================================================
Basic and diluted earnings per common share                       $.11            $.01           $ .15          $.03
--------------------------------------------------------------------------------------------------------------------
Average number of basic common shares outstanding                  696             701             694           700
Average number of diluted common shares outstanding                713             721             710           719
====================================================================================================================

Shares of common stock issuable under deferred compensation arrangements were excluded from the computation of diluted earnings per common share for the periods presented above because their inclusion would have resulted in an increase in basic earnings per common share. Shares outstanding are expected to increase upon the closing of the Corporation's acquisitions of King World and KTVT-TV.

11.    SHAREHOLDERS' EQUITY

In 1998, the Board of Directors of the Corporation authorized a multi-year stock repurchase program. The Corporation repurchased 4,704,200 and 6,692,900 of its common stock at a cost of $203 million and $273 million, respectively, during the three and six months ended June 30, 1999, bringing the total shares repurchased under the program through June 30, 1999 to 35,034,608 at a cost of $1.1 billion. At June 30, 1999 and December 31, 1998, the Corporation held common stock in treasury of 49,160,470 shares and 43,204,174 shares, respectively.

At March 31, 1998, the Corporation adopted the provisions of SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosing comprehensive income in the financial statements. Comprehensive income is used to describe all changes in equity from transactions and other events and circumstances, including net income, from nonowner sources. The following table presents the accumulated components of comprehensive income other than net income reflected within shareholders' equity at June 30, 1999 and December 31, 1998:

ACCUMULATED OTHER COMPREHENSIVE LOSS
(in millions)

                                                                                     (UNAUDITED)
                                                                                        JUNE 30,       DECEMBER 31,
                                                                                            1999               1998
====================================================================================================================
Minimum pension liability                                                                 $ (691)            $ (808)
Unrealized gains on securities                                                                24                  1
--------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive loss                                                $ (667)            $ (807)
====================================================================================================================

During the first half of 1999, the Corporation disposed of essentially all the industrial businesses with the sale of its Energy Systems and Government Operations businesses during the first quarter and the sale of its PAD and MAO businesses during the second quarter. The minimum pension liability declined during 1999 primarily as a result of the assumption of certain pension obligations by the buyers as well as the recognition of actuarial losses upon sale of the businesses.

Other comprehensive income for the three and six months ended June 30, 1999 totaled $3 million and $140 million, respectively, net of income tax of less than $1 million and $78 million, respectively. During the same periods in 1998 other comprehensive loss totaled $26 million and $34 million, respectively, net of income tax benefits of $12 million and $16 million, respectively.

12.  SEGMENT INFORMATION

The Corporation's Continuing Operations are aligned into three reporting segments: Infinity (formerly Radio), Television, and Cable. These reporting segments are consistent with the Corporation's management of these businesses and its financial reporting structure and the operating focus.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in millions)

                                                   REVENUES             OPERATING PROFIT (LOSS)         EBITDA
                                             ----------------------     ----------------------    --------------------
THREE MONTHS ENDED JUNE 30,                      1999         1998          1999         1998        1999        1998
======================================================================================================================
Infinity                                      $   597      $   456       $   191      $   141     $   265     $   198
Television                                        927          880           119           21         174          83
Cable                                             156          150            44           24          46          50
Corporate and Other                                (2)          (2)          (15)         (21)        (13)        (18)
Residual costs of discontinued businesses          --           --           (45)         (38)        (45)        (38)
----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                   $ 1,678      $ 1,484       $   294      $   127     $   427     $   275
======================================================================================================================

                                                   REVENUES             OPERATING PROFIT (LOSS)         EBITDA
                                            -----------------------     ----------------------    --------------------
SIX MONTHS ENDED JUNE 30,                        1999         1998          1999         1998        1999        1998
======================================================================================================================
Infinity                                      $ 1,071      $   786       $   289      $   205     $   435     $   311
Television                                      2,092        2,375           167          144         277         266
Cable                                             286          275            69           28          96          79
Corporate and Other                                (3)          (3)          (28)         (38)        (16)        (34)
Residual costs of discontinued businesses          --           --           (85)         (76)        (85)        (76)
----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                   $ 3,446      $ 3,433       $   412      $   263     $   707     $   546
======================================================================================================================

The Corporation evaluates its performance based on earnings before interest, minority interest, taxes, depreciation and amortization (EBITDA). Management believes that EBITDA is an appropriate measure for evaluating the operating performance of the Corporation's businesses. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which arises from acquisitions accounted for under the purchase method of accounting. The exclusion of amortization expense eliminates variations in results caused by the timing of acquisitions. However, EBITDA should be considered in addition to, not as a substitute for, operating profit, net income, cash flows, and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies.

The Corporation's consolidated income from Continuing Operations before taxes and minority interest for the three and six months ended June 30, 1999, totaled $229 million and $309 million, respectively. During the same periods in 1998 income from Continuing Operations before taxes and minority interest totaled $54 million and $120 million, respectively. Consolidated EBITDA noted in the preceding table varies from the consolidated income from Continuing Operations before taxes and minority interest because it excludes depreciation, amortization, and interest expense, net.

The category "Corporate and other" includes the results of operations that are not identifiable to a specific operating segment. These include certain intersegment eliminations, non-allocated income and costs related to interest, taxes and employee benefits as well as certain other headquarter related income and expenses. Intersegment sales and transfers are not material to the Corporation's Infinity, Television, or Cable segment results.

Residual costs of discontinued businesses primarily include certain costs, such as pension and post-retirement benefit costs, remaining from divestitures of the Corporation's industrial businesses.

13.     SUBSEQUENT EVENTS

Subsequent to the close of the quarter, the Corporation continued to pursue strategic investments with Internet based companies by acquiring 35 percent of Medscape, Inc., a leading provider of authoritative health and medical information on the Internet, and 22 percent of Wrenchead.com, Inc., an Internet based automotive parts supplier, and entering into a definitive agreement to acquire 20 percent of Rx.com, Inc., a leading Internet retail pharmacy, in exchange for future advertising and promotional commitments in the aggregate amount of $218 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation reported revenues for the three months ended June 30, 1999 of $1,678 million, a 13 percent increase over the same period of the prior year. For the six months ended June 30, 1999, revenues climbed to $3,446 million representing a slight increase over the six months ended June 30, 1998, in spite of the fact that 1998 results included the Winter Olympics. Excluding the effect of the Winter Olympics from the 1998 results, revenues for the six months ended June 30, 1999 increased 16 percent. Earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) also increased dramatically, excluding the impact of the Olympics, up over 50 percent for the six months ended June 30, 1999.

The Corporation reported net income, for the three and six months ended June 30, 1999, of $95 million, or $0.13 per share, and $482 million, or $0.68 per share, on a diluted basis, respectively. Included in these results were gains on the disposal of Discontinued Operations of $18 million and $384 million, net of income tax, respectively. Income from Continuing Operations totaled $78 million, or $0.11 per share, and $103 million, or $0.15 per share, for the three and six months ended June 30, 1999, respectively.

On March 31, 1999, the Corporation entered into a definitive merger agreement with King World Productions, Inc. (King World) under which CBS will issue approximately $2.5 billion in common stock in exchange for all of the outstanding common stock of King World. Under the terms of the agreement, King World shareholders will receive 0.81 shares of CBS common stock for each share of King World common stock. King World is the distributor of a number of shows which include "The Oprah Winfrey Show," "Wheel of Fortune," "Jeopardy!," and "Hollywood Squares." The consummation of the merger is subject to certain conditions, including approval by King World stockholders. The King World stockholder meeting is set for September 7, 1999. Assuming stockholder approval is secured, the Corporation expects to close the transaction shortly thereafter.

During the quarter, the Corporation entered into definitive agreements to acquire two CBS affiliate television stations in Texas. On April 12, 1999, the Corporation announced its agreement with Gaylord Entertainment Company pursuant to which the Corporation will issue $485 million of its common stock in exchange for the KTVT-TV Dallas-Fort Worth television station and on April 29, 1999, the Corporation announced its agreement to purchase KEYE-TV in Austin from Granite Broadcasting Corporation for $160 million in cash. The Corporation believes these acquisitions will close during the second half of 1999. In addition, on April 30, 1999, Infinity Broadcasting Corporation (Infinity Broadcasting), the Corporation's radio and outdoor advertising business, acquired two radio stations in Tampa, Florida, and one in Cleveland, Ohio, from Clear Channel Communications for $123 million in cash.

On May 27, 1999, Infinity Broadcasting, a majority-owned subsidiary of the Corporation, entered into a definitive agreement to acquire Outdoor Systems, Inc., (Outdoor Systems) for approximately $8.7 billion, which includes the assumption of $1.9 billion in Outdoor Systems debt, at fair value. The terms of the agreement call for each outstanding Outdoor Systems common share to be exchanged for 1.25 shares of Infinity Broadcasting Class A common stock. Outdoor Systems is the largest out-of-home advertising company in North America, operating bulletin, poster, mall and transit advertising display faces in the United States, Canada, and Mexico. The consummation of the merger is subject to certain conditions, including approval by Outdoor Systems and Infinity Broadcasting shareholders and review by certain regulatory bodies. In connection with the Hart-Scott-Rodino Act filing, the Corporation has received a second request for information from the Department of Justice, which it is responding to. The Corporation believes that the transaction will be completed in the fourth quarter of 1999. The consummation of this transaction will cause a dilution in the Corporation's ownership interest in Infinity Broadcasting from approximately 82 percent to approximately 62 percent, including all dilutive securities. The Corporation's voting interest, on a fully diluted basis, will also decline from approximately 96 percent to approximately 90 percent as a result of the transaction.

During the second quarter of 1999, the Corporation purchased, at market value, debt securities of Continuing Operations with a face value of approximately $70 million. The Corporation also repaid its 7.75 percent notes which became due during the second quarter, for approximately $120 million. As a result of these second quarter extinguishments of $70 million and first quarter extinguishments of approximately $190 million as well as the write-off of certain credit facility fees, the Corporation recorded an extraordinary loss, net of taxes of $1 million, and $5 million, during the three and six months ended June 30, 1999, respectively.

During the third quarter of 1998, the Corporation recognized restructuring costs totaling $62 million. In the second quarter of 1999, the Corporation reversed approximately $26 million of this reserve. This reversal was the result of recent television programming changes and lower than expected severance costs because of higher voluntary employee terminations. The current quarter reversal is reflected in the Television segment's results of operations. Also in the second quarter of 1999, the Corporation recorded new restructuring charges of approximately $2 million associated with planned employee terminations.

In 1998 the Corporation divested a majority stake in TeleNoticias, its Spanish language cable news network. Financial difficulties have led TeleNoticias to file for Bankruptcy protection under Chapter 11. Because of these financial difficulties, it is probable that certain obligations that were assumed by the venture in connection with the divestiture will revert back to the Corporation. As a result, the Corporation's Cable segment recorded a $24 million provision for these obligations. These obligations are expected to be satisfied in the next few years.

During the second quarter of 1999, the Corporation closed on a number of strategic investments focused on growing its Internet based operations whereby the Corporation received an equity interest in these Internet based companies in exchange for $23 million in cash and $281 million in advertising and promotional time. The advertising commitments included in these arrangements will be met over a period of up to seven years. The Internet based companies that the Corporation has invested in include two public companies Sportsline USA, Inc. and MarketWatch.com, Inc. Other Internet investments include Storerunnner, Inc., Office.com, Inc., Switchboard, Inc., ThirdAge Media, Inc., and Webvan. The commitment to provide future advertising and promotional time has been recorded as a liability totaling $315 million in other current and noncurrent liabilities on the Corporation's condensed consolidated balance sheet at June 30, 1999. The shares evidencing the Corporation's equity ownership interest typically contain restrictions that may limit the Corporation's ability to sell or otherwise dispose of its investment. The Corporation has also announced that a letter of intent was signed for a 35 percent ownership interest in hollywood.com in exchange for $100 million in future advertising and promotion time. Subsequent to the close of the quarter the Corporation continued to pursue strategic investments with other Internet based companies including acquiring 35 percent of Medscape, Inc., a leading provider of authoritative health and medical information on the Internet, and 22 percent of Wrenchead.com, Inc., an Internet based automotive parts supplier, and entering into a definitive agreement to acquire 20 percent of Rx.com, Inc., a leading Internet retail pharmacy, in exchange for future advertising and promotional commitments in the aggregate amount of approximately $218 million. The majority of these Internet based investments represent newly formed enterprises that will require access to capital markets to fund their future start-up losses. There can be no assurance that these companies will be successful in raising the necessary capital to finance their operations. These companies may also face intense competition as more traditional "brick-and-mortar" companies respond to changes in the market place, including launching their own Internet sites. As a result, the Corporation's future results of operations for a quarter or a year could be materially affected by a non-cash write down in the carrying amount of these investments to recognize an impairment loss due to an other than temporary decline in the value of these investments. The advertising and promotional agreements entered into in exchange for the Corporation's equity interest in these investees contain termination provisions in the event of failure or inability of the investee to perform. Generally, pursuant to these above termination provisions, the Corporation is released from delivering any remaining unfulfilled advertising commitments. Upon termination of the unfulfilled advertising and promotional commitments, the remaining deferred revenue, if any, recorded as a liability will be reversed and recognized as other income.

The Corporation's future results of operations may also be subject to significant volatility arising from recording its proportionate share of the respective investee's losses and the related amortization of the difference between the Corporation's investment in the investee and its proportionate share in the underlying equity in net assets of the respective investees. The Corporation is currently evaluating the period over which this difference will be amortized against earnings, but tentatively expects the period to range between 3 and 7 years.

Under various disposal plans adopted in recent years, the Corporation has essentially disposed of the remaining industrial businesses. These businesses have been classified as Discontinued Operations in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." On March 22, 1999, the Corporation completed the previously announced sale of its Energy Systems and Government Operations businesses for approximately $220 million in cash, subject to certain adjustments, and the assumption by the buyer, of liabilities, commitments, and obligations totaling approximately $950 million, all in accordance with the terms of the divestiture agreement. The pre tax and after tax gain on disposal totaled $490 million and $366 million, respectively. In addition, during the second quarter of 1999, the Corporation sold its Plant Apparatus Division (PAD) and its Machinery Apparatus Operations
(MAO) to Bechtel National, Inc. for approximately $30 million in cash, subject to certain adjustments, and the assumption by the buyer, of liabilities, commitments, and obligations totaling approximately $20 million, all in accordance with the terms of the divestiture agreement. The pre tax and after tax gain on disposal totaled $30 million and $18 million, respectively. See note 7 to the condensed consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS

The following table presents the segment results for the Corporation's Continuing Operations for the three and six months ended June 30, 1999 and 1998. EBITDA is presented in the table because management believes that EBITDA is an appropriate measure for evaluating the operating performance of the Corporation's businesses. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting. The exclusion of amortization expense eliminates variations in results among stations and other businesses caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to the increasing prices paid for Federal Communications Commissions (FCC) licenses, goodwill and other identifiable intangibles. However, EBITDA should be considered in addition to, not as a substitute for, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA differs from cash flows from operating activities primarily because it does not consider certain changes in assets and liabilities from period to period and it does not include cash flows for interest and taxes. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principle, this measure may not be comparable to similarly titled measures employed by other companies.

SEGMENT RESULTS OF OPERATIONS - CONTINUING OPERATIONS
(unaudited, in millions)

                                                   REVENUES             OPERATING PROFIT (LOSS)         EBITDA
                                             ----------------------     ----------------------    --------------------
THREE MONTHS ENDED JUNE 30,                      1999         1998          1999         1998        1999        1998
======================================================================================================================
Infinity                                      $   597      $   456         $ 191        $ 141        $265        $198
Television                                        927          880           119           21         174          83
Cable                                             156          150            44           24          46          50
Corporate and Other                                (2)          (2)          (15)         (21)        (13)        (18)
Residual costs of discontinued businesses           --           --          (45)         (38)        (45)        (38)
----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                   $ 1,678      $ 1,484         $ 294        $ 127        $427        $275
======================================================================================================================

                                                   REVENUES             OPERATING PROFIT (LOSS)         EBITDA
                                             ----------------------     ----------------------    --------------------
SIX MONTHS ENDED JUNE 30,                        1999         1998          1999         1998        1999        1998
======================================================================================================================
Infinity                                      $ 1,071        $ 786         $ 289        $ 205        $435        $311
Television                                      2,092        2,375           167          144         277         266
Cable                                             286          275            69           28          96          79
Corporate and Other                                (3)          (3)          (28)         (38)        (16)        (34)
Residual costs of discontinued businesses          --           --           (85)         (76)        (85)        (76)
----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                   $ 3,446      $ 3,433         $ 412        $ 263        $707        $546
======================================================================================================================

Certain discussions below provide a comparison of actual results with pro forma results. For the three and six months ended June 30, 1999 and 1998 comparisons, pro forma results were determined as if the American Radio Systems Corporation (American Radio) acquisition and any related divestitures and exchanges of radio stations had occurred on January 1, 1998.

INFINITY

Infinity Broadcasting is comprised of 163 owned and operated radio stations and TDI Worldwide, Inc. (TDI), its outdoor advertising business (collectively the Infinity segment). Revenues, as reported, increased over the prior year by $141 million, or 31 percent, and $285 million, or 36 percent, for the three and six months ended June 30, 1999, respectively. This growth was primarily driven by the overall strong performance at Infinity's existing operations and the inclusion of the results of operations of American Radio, which was acquired on June 4, 1998. On a pro forma basis, second quarter and year-to-date 1999 Infinity segment revenue growth continued to outpace the industry increasing by approximately 15 percent. These pro forma increases reflect strong station growth across the majority of the Corporation's radio markets and strong growth in outdoor advertising during 1999.

Operating profit and EBITDA increased by $50 million, or 35 percent, and $67 million, or 34 percent, for the three months ended June 30, 1999, respectively. During the six months ended June 30, 1999 operating profit and EBITDA increased by $84 million, or 41 percent, and $124 million, or 40 percent, respectively. These increases in operating profit and EBITDA are due to the higher revenues at the Corporation's existing radio and outdoor advertising properties and the inclusion of the results of operations of American Radio subsequent to its acquisition by the Corporation in June 1998 combined with management's continued focus on cost control. On a pro forma basis operating profit and EBITDA increased by 29 percent and 20 percent for the three months ended June 30, 1999, respectively, and 37 percent and 23 percent for the six months ended June 30, 1999, respectively. The higher rate of growth in operating profit and EBITDA compared to the rate of growth in revenues is attributable to the fact that a substantial portion of the Infinity segment costs are fixed.

TELEVISION

The Television segment consists of the Corporation's 14 owned and operated television stations and the CBS television network. The segment's revenues for the three months ended June 30, 1999, totaled $927 million compared to $880 million during the prior year second quarter. This increase is primarily attributable to improved primetime ratings and higher pricing on advertising. Television revenues for the six months ended June 30, 1999, decreased by $283 million which was due to the impact of the Winter Olympics on 1998 results. Excluding the impact of the 1998 Winter Olympics, the Television segment's revenues increased by approximately 9 percent. Although the up-front sales effort continues and is subject to modification since not all agreements have been finalized, CBS Television has sold approximately 80 percent of its up-front inventory, achieving low double digit pricing increases. Additionally, ratings based on household for the first half of 1999 have remained strong with CBS Television retaining its first place position. However, broadcast television, including CBS, has experienced a decline in total audience viewership in recent years from increased competition.

The segment's operating profit and EBITDA for the three months ended June 30, 1999, totaled $119 million and $174 million, respectively, compared to $21 million and $83 million, respectively, during the prior year period. This increase is primarily attributable to increased advertising revenues, lower operating costs due to recent cost containment initiatives, the net impact of changes in network programming, and the reversal of certain restructuring reserves. Television operating profit and EBITDA for the six months ended June 30, 1999, increased by $23 million and $11 million, respectively. Excluding the impact of the 1998 Winter Olympics, the Television segment's operating profit and EBITDA increased by greater than 50 percent. These improvements were also attributable to the same factors previously noted including increased advertising revenues in the primetime day-part, lower operating costs due to recent cost containment initiatives, and the net impact of changes in network programming.

CABLE

The Cable segment consists of the Corporation's cable networks, including The Nashville Network (TNN), Country Music Television (CMT), two regional sports networks, and a minority interest in a Spanish language cable news network. These networks are distributed by cable television and other multichannel technologies. Revenues for the three and six months ended June 30, 1999, increased by $6 million and $11 million, or 4 percent, over the same periods during 1998. These results reflect solid advertising sales increases achieved at TNN and CMT. The 1998 results for the three and six months ended June 30, 1998, included revenues of approximately $7 million and $12 million, respectively, for two cable operations, TeleNoticias and Eye on People, both of which were divested late in 1998.

The Cable segment's operating profit and EBITDA for the three months ended June 30, 1999, totaled $44 million and $46 million, respectively, compared to $24 million and $50 million, respectively, during the prior year period. Operating profit and EBITDA for the six months ended June 30, 1999, totaled $69 million and $96 million, respectively, compared to $28 million and $79 million, respectively, during the prior year period. The 1999 three and six month results reflect the elimination of expenses related to its TeleNoticias operations and certain costs to develop and launch Eye on People, as both of these entities were divested late in 1998, as well as growth in its core operations led by TNN and CMT. Also, the decline during the three months ended June 30, 1999 in EBITDA reflects a $24 million provision for certain obligations of TeleNoticias that are likely to revert back to the Corporation.

RESIDUAL COSTS OF DISCONTINUED BUSINESSES

The Corporation's results of operations are unfavorably affected by certain costs remaining from divestitures of its industrial businesses. Following those divestitures, certain liabilities arising from these businesses remained with the Corporation, such as pension and postretirement benefit obligations for inactive and retired employees, environmental liabilities, and litigation-related liabilities. The pension and postretirement benefit costs associated with these former employees, as well as administration costs associated with managing the retained liabilities, have been presented separately in the condensed consolidated statement of income.

For the three and six months ended June 30, 1999, residual costs of discontinued businesses were $45 million and $85 million, respectively, and primarily comprised of pension and postretirement benefit costs which totaled $44 million and $81 million, respectively. For the same periods during 1998, the residual cost totaled $38 million and

$76 million, respectively, of which the combined pension and postretirement benefit costs totaled $37 million and $74 million, respectively. The slight increase in costs during 1999 is a result of the closing of the sale of Power Generation in August 1998 and the retention of these benefit obligations. In addition, following the sales of Energy Systems and Government Operations, the quarterly costs have increased by an additional $5 million. Prior to the sales, these costs are included in the respective businesses' results of operations which are reported in Discontinued Operations.

The Corporation's objective is to reduce this earnings constraint over the next few years by fully funding the pension plans and modifying postretirement benefits. However, management expects that these costs will continue to negatively affect operating results during future years.

OTHER INCOME, NET

Other income, net during the three and six months ended June 30, 1999 reflects net expense of $19 million and $6 million, respectively, compared to income, net of expenses, of $12 million and $17 million, respectively, for the same periods in 1998. Other income and expense items primarily include miscellaneous gains and losses on dispositions of non-strategic assets and operating results of non-consolidated affiliates. Included in other income, net for the three months ended June 30, 1999 is the Cable segment's $24 million provision for certain obligations of TeleNoticias that are likely to revert back to the Corporation. For the six months ended June 30, 1999, this $24 million charge is partially offset by a net gain of $8 million recognized during the first quarter of 1999 on the disposal of corporate aircraft. In future periods other income, net will include the Corporation's proportionate share in the equity in net losses of its equity investments in Internet based companies and the related amortization of the difference between the cost of the investment in the investee and the Corporation's proportionate share in the underlying equity in net assets of the respective investee.

INTEREST EXPENSE, NET

Interest expense from Continuing Operations for the three and six months ended June 30, 1999, totaled $46 million and $97 million, respectively, compared to $85 million and $160 million, respectively, for the same periods in 1998. The decrease in interest expense during 1999 was driven by a reduction in 1999 average debt compared to 1998. Average debt was primarily affected by the cash proceeds received from Infinity Broadcasting subsequent to its initial public offering, the timing of major acquisitions and divestiture transactions, and the repurchase of shares under the Corporation's and its subsidiaries' stock repurchase programs.

During the six month period ended June 30, 1999, the Corporation had no borrowings under its credit facility and reduced available borrowing capacity under its credit facility from $4.0 billion to $3.0 billion (see Revolving Credit Facility). The Corporation also purchased, at market value, or redeemed, at redemption prices, debt securities with a face value of approximately $260 million and repaid its 7.75 percent notes and certain other debt of Continuing Operations, which had become due during the first half of 1999, for approximately $150 million.

Future interest expense will depend on the Corporation's financing strategy in future acquisitions, additional activity under the Corporation's and Infinity Broadcasting's stock repurchase programs, use of proceeds from dispositions, and the funding of pension, postretirement benefit obligations, remaining divestiture costs and retained liabilities of discontinued businesses as well as the Corporation's performance.

INCOME TAXES

The Corporation's Continuing Operations effective tax rate was 57 percent for both the three and six months ended June 30, 1999, and 89 percent and 79 percent, respectively, during the same periods during 1998. These rates are significantly higher than the US federal statutory rate of 35 percent primarily due to the amortization of non-deductible goodwill associated with the media acquisitions in recent years. Such permanent differences between book income and taxable income can significantly impact the provision and, depending upon the Corporation's level of income or loss and the effect of non-recurring transactions, can cause dramatic fluctuations in the Corporation's effective tax rate. The decrease in the effective tax rate is due to the Corporation's higher operating profit and lower interest expense.

The Corporation's net deferred tax liability at June 30, 1999 and December 31, 1998 totaled $419 million and $243 million, respectively. At June 30, 1999, the net deferred tax liability consisted of a net deferred tax liability of $502 million for Continuing Operations partially offset by a net deferred tax asset of $83 million for Discontinued Operations. At December 31, 1998, the net deferred tax liability consisted of a net deferred tax liability of $657 million for Continuing Operations offset by a net deferred tax asset of $414 million for discontinued operations.

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES

The increase in minority interest in income of consolidated subsidiaries is the result of the December 1998 initial public offering (IPO) of Infinity Broadcasting, the Corporation's then wholly-owned radio and outdoor advertising business. The IPO reduced the Corporation's ownership interest in Infinity Broadcasting to approximately 82 percent. This results in the Corporation reflecting an offset in its consolidated financial statements for the minority interest holder's proportionate interest in post-IPO results of operations of Infinity Broadcasting.

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

To address the Year 2000 issue, the Corporation has undertaken efforts to identify, modify or replace, and test systems that may not be Year 2000 compliant. The Corporation estimates its cost to achieve Year 2000 compliance to be approximately $36 million, of which $27 million has been incurred through June 30, 1999. Approximately 36% of the total expenditures relate to replacement of existing systems. The Corporation has and expects to continue funding these costs through its cash flows from operations and expense modification costs as incurred.

The Corporation's centrally managed critical systems are currently Year 2000 compliant or will be replaced by compliant applications by the end of the third quarter of 1999. The various businesses have implemented Year 2000 procedures and guidelines, and most high-risk assets have been remedied and tested. The Corporation expects to have all systems tested and compliant before the end of 1999.

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

Although the Corporation believes that it will complete its Year 2000 effort and will be compliant on time, there can be no assurances that this will occur. The Corporation has developed formal contingency plans to ensure continued business operations in case of Year 2000 related disruptions. The Corporation believes that, based on its current plan of identifying and scheduling the required personnel, and its ability to secure access to additional equipment necessary to meet all critical business processes, it is adequately prepared for contingency measures if the need arises.

The Corporation believes that it is difficult to fully assess the risks of the Year 2000 problem due to numerous uncertainties surrounding the issue. Management believes the primary risks are external to the Corporation and relate to the Year 2000 readiness of its suppliers and customers. The inability of the Corporation or its suppliers or customers to adequately address the Year 2000 issues on a timely basis could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. Accordingly, the Corporation plans to devote the resources it concludes are appropriate to address all significant Year 2000 issues in a timely manner.

DISCONTINUED OPERATIONS

On March 22, 1999, the Corporation completed the previously announced sale of its Energy Systems and Government Operations businesses for approximately $220 million in cash, subject to certain adjustments, and the assumption by the buyer, of liabilities, commitments, and obligations totaling approximately $950 million, all in accordance with the terms of the divestiture agreement. The pre tax and after tax gain on disposal totaled $490 million and $366 million, respectively. In addition, during the second quarter of 1999, the Corporation sold its PAD and MAO businesses to Bechtel National, Inc. for approximately $30 million in cash, subject to certain adjustments, and the assumption, by the buyer, of liabilities, commitments, and obligations totaling approximately $20 million, all in accordance with the terms of the divestiture agreement. The pre tax and after tax gain on disposal totaled $30 million and $18 million, respectively. See note 7 to the condensed consolidated financial statements.

Following the divestiture of the Energy Systems and Government Operations business, the assets of Discontinued Operations consist primarily of the portfolio investments remaining from the 1992 decision to exit the financial services business. These portfolio investments, which consist primarily of the leasing portfolio, generally are expected to liquidate through the year 2015 in accordance with contractual terms. Debt of Discontinued Operations, which totaled $429 million at June 30, 1999, includes only the amount that will be repaid through the liquidation of the portfolio investments. Certain other divestiture costs and contingencies that related to the industrial businesses also will remain with the Corporation.

Except for cash flows related to the portfolio investments and the associated debt, all future cash inflows and outflows of Discontinued Operations will affect Continuing Operations liquidity and interest expense. Management believes that the liability for estimated loss on disposal of Discontinued Operations of $1,317 million at June 30, 1999 is adequate to provide for the portfolio investments' estimated results of operations through the expected date of liquidation and other obligations associated with the disposal of the industrial business including the costs to dispose of surplus property held for sale, contractual indemnifications and unresolved purchase price adjustments.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS
(unaudited, in millions)

                                                                    SALES OF PRODUCTS           OPERATING PROFIT
                                                                         AND SERVICES                     (LOSS)
-----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30,                                           1999       1998            1999       1998
=================================================================================================================
Industrial businesses                                                 $  5     $  808           $  (1)     $ (28)
Financial Services                                                       3          8              (7)        (4)
-----------------------------------------------------------------------------------------------------------------
Total                                                                 $  8     $  816           $  (8)     $ (32)
=================================================================================================================

                                                                    SALES OF PRODUCTS           OPERATING PROFIT
                                                                         AND SERVICES                     (LOSS)
-----------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                             1999       1998            1999       1998
=================================================================================================================
Industrial businesses                                                 $118     $1,396           $ (18)    $ (173)
Financial Services                                                       6         14             (14)        (9)
-----------------------------------------------------------------------------------------------------------------
Total                                                                 $124     $1,410           $ (32)    $ (182)
=================================================================================================================

The results presented in the table above include sales and operating profit for the Corporation's industrial and financial services businesses after the measurement date and are charged directly to the liability for estimated loss on disposal.

Sales for the industrial businesses during the three and six months ended June 30, 1999 declined $803 million and $1,278 million, respectively, compared to the same periods during 1998. These declines primarily reflect the sale of several businesses throughout 1998, most notably the Power Generation business, and throughout 1999, the sale of the Energy Systems and Government Operations businesses during the first quarter and PAD and MAO during the second quarter. Financial services sales reflect the continued liquidation of the remaining portfolio investments.

The divestiture of the industrial businesses also reduced the operating losses during the three and six months ended June 30, 1999 compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

In 1998, the Corporation formed Infinity Broadcasting, a new company comprising the Infinity segment of the Corporation. In December 1998, Infinity Broadcasting sold 18.2 percent of its common stock in an initial public offering, generating $3.2 billion of proceeds ($3.0 billion, net of offering costs). The Corporation, as the parent company of Infinity Broadcasting, received the benefit of nearly 90 percent of the proceeds from Infinity Broadcasting's stock offering through the payment by Infinity Broadcasting of an intercompany note and certain other intercompany transactions. These proceeds were used by the Corporation to repay its revolving credit borrowings and for general corporate purposes.

Because of the minority interest in Infinity Broadcasting following the stock offering, certain modifications have been made to the Corporation's cash management practices. Of the $742 million in cash and cash equivalents presented on the Corporation's condensed consolidated balance sheet, the Corporation has direct access to $207 million. The remaining cash balance is available to the Corporation if Infinity Broadcasting were to pay a dividend on all of its common stock. Infinity Broadcasting does not anticipate paying any dividends in the near term. Additionally, under the terms of an intercompany agreement and a tax sharing agreement, Infinity Broadcasting reimburses the Corporation in cash for certain services provided and its standalone income tax liability. The tax payments to the Corporation will cease upon the deconsolidation of Infinity Broadcasting from the Corporation's consolidated US federal tax return which would result upon the consummation of the Outdoor Systems merger. For the six months ended June 30, 1999, Infinity Broadcasting paid to the Corporation approximately $100 million for its standalone income tax liability. Cash generated by Infinity Broadcasting's operations is expected to be retained by Infinity Broadcasting for use in its operations or for investing. Management does not believe that this segregation of cash will materially impact the Corporation's liquidity.

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

OPERATING ACTIVITIES

The operating activities of Continuing Operations provided cash of $515 million during the six months ended June 30, 1999 and $272 million during the first six months of 1998.

Cash contributed to all of the Corporation's pension plans totaled $116 million during the first six months of 1999 and $145 million during the same period in 1998. The Corporation's contribution level for 1999 is expected to approximate $270 million (including the $116 million contribution made in the first six months of 1999), and is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years.

Over the next several years it is likely that a portion of the future advertising and promotion time exchanged for an equity interest in Internet based companies may displace advertising inventory that could otherwise be sold by the Corporation for cash.

The operating activities of Discontinued Operations used cash of $169 million during the first six months of 1999 compared to $343 million during the same period in 1998. The cash flows during the first half of 1999 primarily reflect cash used in the operations of the Energy Systems and Government Operations businesses while the cash flows during the same period in 1998 primarily reflect the cash used in the operations of its Power Generation business as well as the Energy Systems and Government Operations businesses.

With the completion of the sale of the Corporation's Power Generation business in August 1998, its Energy Systems and Government Operations businesses in March 1999 and its PAD and MAO businesses in May 1999, future operating cash flows of Discontinued Operations will consist primarily of disposal and other costs associated with the industrial businesses. These cash flows will affect the cash flows of Continuing Operations. Cash flows associated with the financial services business, including interest cost on debt of Discontinued Operations and the repayment of that debt, will be paid through the continued liquidation of portfolio investments and are not expected to impact future cash flows from Continuing Operations. Cash taxes arising from the liquidation of the Corporation's lease portfolio is expected to be funded by cash from continuing operations over the next 15 years.

As a result of the Corporation's recent investments in Internet based companies cash taxes paid are expected to increase because CBS is contributing services in exchange for its ownership interests. The Corporation is required to recognize taxable income equal to the fair value of the shares received. The Corporation is, however, exploring alternatives to reduce its cash taxes by accelerating tax deductions.

INVESTING ACTIVITIES

Investing activities provided cash of $158 million and used cash of $1.1 billion during the first six months of 1999 and 1998, respectively. Investing cash inflows from business divestitures and other asset liquidations totaled $350 million and $330 million during the first six months of 1999 and 1998, respectively. Asset liquidations in 1999 primarily relate to Discontinued Operations and include the sale of the Energy Systems and Government Operations Business during March 1999 for approximately $220 million, subject to certain adjustments, and the sale of the PAD and MAO businesses in May 1999, for approximately $30 million, subject to certain adjustments. In addition, during the first six months of 1999, approximately $59 million was received from the divestiture of several media properties. Investing cash outflows during 1999 primarily relate to the acquisition of three radio stations and two transit advertising companies for $164 million a portion of which was funded by deposits held in acquisition trust.

The Corporation's capital expenditures for Continuing Operations during the first six months of 1999 and 1998 totaled $55 million and $45 million, respectively. This increase is primarily attributed to recent acquisitions. Capital expenditures for the second half of 1999 are expected to increase from those of the first half of the year primarily because of the capital commitments associated with the launch of "The Early Show," CBS's new morning program. Additionally, during the second quarter of 1999 the Corporation entered into a satellite service arrangement that requires an advance payment of approximately $65 million, which will become payable in October 2000. With the sale of essentially all the remaining industrial businesses, future capital expenditures for Discontinued Operations will essentially be eliminated.

FINANCING ACTIVITIES

Cash used by financing activities during the first six months of 1999 totaled $583 million compared to cash provided by financing activities during the same period in 1998 of $1.3 billion.

Total financing cash outflows during the first six months of 1999 primarily reflect the repurchase or redemption of certain outstanding debt for $480 million as well as the purchase of 6,692,900 shares of common stock for $273 million, of which $255 million was settled through June 30, 1999. During the first six months of 1998, 10,448,000 shares of common stock were purchased at a cost of $339 million. Funds utilized in connection with 1999 and 1998 debt repurchases and redemptions as well as the purchase of common stock were primarily derived from cash proceeds received from the December 1998 Infinity Broadcasting IPO, the Corporation's cash flow from operations and asset dispositions. Future purchases of common stock under the program will be guided by financial policies that are consistent with maintaining an investment grade rating. In addition, financing cash outflows during the first six months of 1998 reflect the Corporation's payment of a $36 million dividend on its common stock. Subsequent to March 1, 1998, the Corporation suspended dividend payments on its common stock so that cash could be used to better enhance shareholder value.

On June 17, 1999, Infinity Broadcasting announced that its Board of Directors had authorized the repurchase of up to $500 million of its Class A common stock. As of June 30, 1999, 1,823,200 shares of Class A common stock were repurchased at a cost of $49 million, of which $34 million was settled as of June 30, 1999.

Cash provided by financing activities during the first six months of 1999 and 1998 primarily reflects the issuance of the Corporation's stock in connection with certain employee compensation and benefit plans totaling $189 million and $231 million, respectively.

The Corporation is considering various alternatives with respect to its Internet strategy, including pursuing a spin-off or creation of a tracking stock for its Internet interests.

REVOLVING CREDIT FACILITY

With the completion of Infinity Broadcasting's initial public offering in December 1998, all remaining revolving credit borrowings were repaid and no new borrowings were outstanding at June 30, 1999. On March 15, 1999, the Corporation amended its revolving credit agreement which resulted in the reduction of total available borrowings from $4.0 billion to $3.0 billion. The unused capacity under the existing credit facility was therefore equal to $3.0 billion at June 30, 1999 of which up to $1.0 billion is available to Infinity Broadcasting. The credit facility provides for short-term money market loans and revolver borrowings. Borrowing rates under the facility are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate, plus a margin based on the Corporation's senior unsecured debt rating and leverage. The cost of the facility includes commitment fees, which are based on the unutilized facility and vary with the Corporation's debt ratings. For financial reporting purposes, revolver borrowings are classified as long term. No facility borrowings were outstanding as of June 30, 1999. There are no compensating balance requirements under the facility.

Borrowing availability under the credit agreement is subject to compliance with certain covenants, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of the financial covenants become more restrictive over the term of the agreement. At June 30, 1999, the Corporation was in compliance with the financial covenants.

LEGAL, ENVIRONMENTAL, AND OTHER MATTERS

The Corporation is addressing a number of environmental and litigation matters, including those discussed in note 9 to the condensed consolidated financial statements. Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the Corporation's pending cases and, although management believes that a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has adequately provided for costs arising from potential settlement of these matters when in the best interest of the Corporation. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

Liabilities for certain of the Corporation's environmental, litigation, and other matters, although arising from discontinued businesses, have been retained by the Corporation following the divestiture of the remaining industrial businesses. These liabilities include certain environmental obligations, liabilities associated with asbestos claims, and certain general litigation claims not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented as retained liabilities of discontinued businesses, totaled $1.1 billion at June 30, 1999. Of this amount, $839 million is classified as noncurrent. A separate asset of $220 million has been recorded for estimated amounts recoverable from third parties, of which $168 million is classified as noncurrent. See note 5 to the condensed consolidated financial statements.

The costs associated with resolving these matters are recognized in the period in which the costs are deemed probable and can be reasonably estimated. Management believes that the Corporation has adequately provided for the estimated costs of resolving these matters.

REGULATORY MATTERS

Approval by the FCC of the Corporation's acquisitions of Old Infinity (formerly Infinity Media Broadcasting Corporation) in 1996, and American Radio in 1998 contained a number of temporary waivers of the FCC's rules respecting the common ownership in the same market of radio and television stations (the "radio/television cross-ownership" or "one-to-a-market" rule). These waivers were granted subject to the outcome of then pending rulemaking in which a review of the radio/television cross ownership rule had been proposed.

The FCC recently issued its Report and Order with respect to the referenced rulemaking as well as to the rule prohibiting common ownership of television stations with certain overlapping signals (the "television duopoly rule"). The Orders would amend the radio/television cross-ownership rule allowing a single party to own in a market (a) up to two television stations (if permitted by the television duopoly rule) and up to six radio stations or (b) one television station and seven radio stations, in both instances under certain circumstances. With respect to the television duopoly rule, the Report and Order allows the common ownership of television stations in different markets regardless of signal overlap, and also permits ownership of two television stations in the same market, in both instances under certain circumstances.

Under the Report and Order, the Corporation is to submit within sixty days a showing as to its compliance or non-compliance with the revised radio/television cross-ownership rule in those markets where it currently has temporary waivers. The Corporation anticipates being able to demonstrate compliance in all markets other than Los Angeles, Chicago, Baltimore and Dallas-Fort Worth, each of which has eight radio stations. As to those four markets the Report and Order will continue the temporary waiver until 2004, at which time the FCC will review its radio/television cross-ownership rule, and the Corporation will have an opportunity to demonstrate that its continued ownership of an eighth radio station in these markets would serve the public interest.

In April 1997, the FCC adopted a schedule under which broadcasters must build digital television transmission facilities and begin digital transmission. The FCC has not expressly stated what the consequences would be if a licensee fails to meet the adopted schedule. However, the FCC has indicated that it will grant an extension of the applicable deadline where a broadcaster has been unable to complete construction due to circumstances that are either unforeseeable or beyond its control. Under the FCC's policy, two six-month extensions may be granted by the FCC staff pursuant to delegated authority, but subsequent extension requests must be referred to the full Commission.

Under the FCC's schedule, the Corporation was required to build digital facilities by May 1, 1999 for the stations it owns in seven of the ten largest television markets. The Corporation began transmitting digital broadcasts on or prior to this date in New York, San Francisco, Philadelphia, and Los Angeles and has since begun transmitting a digital signal in Detroit. The Corporation has pending applications for a first extension of its digital construction permits in Chicago and Boston. Construction is required by November 1, 1999 for five of the Corporation's owned television stations in the 11th through 30th largest television markets, unless an extension is granted. The Corporation's two owned television stations in markets below the largest 30 must construct digital facilities by May 1, 2002.


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts but rather reflect the Corporation's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Corporation's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

Such risks, uncertainties, and factors include, but are not limited to: the timing, impact, and other uncertainties related to future acquisitions by the Corporation; the Corporation's ability to develop and/or acquire television programming and to attract and retain advertisers; the impact of significant competition from both over-the-air broadcast stations and programming alternatives such as cable television, wireless cable, in-home satellite distribution services, and pay-per-view and home video entertainment services; the impact of new technologies; the impact of the year 2000 transition; changes in Federal Communications Commission regulations; and such other competitive and business risks as from time to time may be detailed in the Corporation's Securities and Exchange Commission reports.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Report on Form 10-Q. The forward-looking statements included in this document are made only as of the date of this document and the Corporation does not have any obligation under Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

(a) The Corporation has been defending, in the USDC for the Western District of Pennsylvania (the District Court), consolidated class and derivative actions and an individual lawsuit brought by shareholders against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI, and WCC in connection with a $975 million charge to earnings announced on February 27, 1991; a public offering of the Corporation's common stock in May 1991; a $1,680 million charge to earnings announced on October 7, 1991; and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI, and WCC. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims with leave to replead certain claims in both actions. Both actions were subsequently repled. On January 20, 1995, the District Court again dismissed the derivative complaint in its entirety. Also on January 20, 1995, the court dismissed class action claims but granted plaintiffs the right to replead certain of the claims. Plaintiffs in the class action did not replead the claims, and on February 28, 1995, the court dismissed these claims in their entirety. Plaintiffs in both the derivative and class action suits appealed the rulings and dismissals of their claims by the District Court to the Third Circuit. (In the derivative action, the Third Circuit affirmed the dismissal of this action by the District Court.) In July 1996, the Third Circuit affirmed in part and reversed in part the class action claims. Pursuant to this ruling, the class action claims have been remanded to the District Court. In 1997, two similar class action suits were brought against the Corporation in the District Court. These cases allege similar facts and include the same defendants as in the previous class action complaint filed in the District Court. In November 1997, the District Court dismissed both of these actions. In March 1999, the attorneys who filed the derivative action described herein filed a new derivative action based on the same allegations previously asserted and dismissed. The Corporation has reached an agreement to resolve all claims in the derivative and class actions. The class and derivative matters were settled for a total amount of approximately $67 million, funded in large part by the Corporation's liability insurers. Both the class and the derivative action settlements have been the subject of notice to the appropriate parties and are subject to fairness hearings, and approval by the Court of the settlements. The fairness hearings are scheduled for October 18, 1999.

(b) On August 19, 1998, a former subsidiary of the Corporation known as Westinghouse International Services Corporation ("Westinghouse International") and others commenced an arbitration proceeding (the "Arbitration") against WAK Orient Power & Light Limited ("WAK"), a Pakistan corporation, in the International Court of Arbitration of the International Chamber of Commerce (the "ICC"). The Arbitration arose out of alleged WAK breaches of an engineering, procurement and construction contract (the "EPC Contract"), dated March 31, 1996 and matters connected with the related project. WAK has denied these claims and has filed counterclaims in the Arbitration. An evidentiary hearing on the merits of this dispute in arbitration is scheduled to begin on December 6, 1999.

         On September 7, 1998, in contravention of its Arbitration obligations, WAK commenced an action in a court in Lahore, Pakistan (the "Lahore Court") reasserting its counterclaims from the Arbitration and now naming the Corporation, Westinghouse Power Generation ("Westinghouse Power") and Westinghouse International, and seeking 60 billion Pakistan rupees (approximately $1.3 billion). On May 7, 1999, without previously ruling on the Corporation's and other defendants' jurisdictional motions, the Lahore Court entered a default decree in the amount of 60 billion Pakistan rupees (approximately $1.3 billion) against Westinghouse Power and Westinghouse International and certain other defendants. The judgment entered in the Lahore Court does not name the Corporation.

         The above two proceedings relate to the Corporation's sale of its Power Generation Business to Siemens Power Generation Corporation (the "Buyer"), which was completed on August 19, 1998. Pursuant to that sale and agreement, the Buyer assumed, and agreed to indemnify the Corporation with respect to liabilities relating to this dispute with WAK.


         Between May 26, 1999 and June 10, 1999, WAK purported to register the judgment from Pakistan in the United States and execute upon the same against the Corporation and others in the amount of approximately $1.5 billion. On June 14, 1999, the Corporation and Westinghouse International filed an action in the United States District Court for the Eastern District of Pennsylvania (the "Federal Court") seeking, among other things, a declaration that the parties' disputes are subject to arbitration under the authority of the ICC and enjoining WAK from registering, levying based upon, or otherwise attempting to execute and enforce in any manner any levy or any other execution action taken under the default judgment entered by the Lahore Court. On June 16, 1999, the Federal Court entered an order restraining WAK from registering or otherwise seeking to enforce any judgment based upon the judgment entered by the Lahore Court. Also, on June 17, 1999, the Lahore High Court, where the judgment is on appeal, entered an order suspending the operation and enforcement of the judgment entered by the Lahore Court pending a hearing. On July 20, 1999, the Federal Court issued an order stating that its June 16, 1999 Order "remains in full force and effect until a further Order of this court."

         Management believes that the Buyer has assumed any all liabilities of the Corporation with respect to this matter and, that the Arbitration should take precedence over the Lahore Court action.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the foregoing matters and although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has adequately provided for resolution of these matters described above. Management believes that the litigation should not have a material adverse effect on the financial condition of the Corporation.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)      The annual meeting of shareholders of the Corporation was held on May
         4, 1999.

(b) The following matters were submitted to a vote of the shareholders at the annual meeting with the following results:

         (i) In connection with the election of ten directors, the following votes were cast for or withheld from the following candidates:

                                                      FOR                                 WITHHELD
                                                      ---                                 --------

           George Conrades                        586,225,602                            3,191,683
           Martin C. Dickinson                    586,233,070                            3,184,215
           William H. Gray III                    585,585,757                            3,831,528
           Mel Karmazin                           586,038,219                            3,379,066
           Jan Leschly                            586,231,680                            3,185,605
           David T. McLaughlin                    586,013,873                            3,403,412
           Richard R. Pivirotto                   585,621,733                            3,795,552
           Raymond W. Smith                       586,221,424                            3,195,861
           Paula Stern                            585,964,612                            3,452,673
           Robert D. Walter                       586,184,186                            3,233,099



         (ii) A management proposal regarding the election of KPMG LLP as independent auditors: 596,117,751 shares of common stock were voted for; 1,339,993 shares were voted against; and 1,959,541 shares abstained in connection with the adoption of this proposal.

         (iii) A shareholder proposal concerning the proposed expansion of executive compensation disclosure requirements: 57,597,238 shares of common stock were voted for; 426,691,785 shares were voted against; 5,603,575 shares abstained; and there were 99,524,687 broker non-votes in connection with this proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS

         (3)      ARTICLES OF INCORPORATION AND BYLAWS

                  (a) The Restated Articles of the Corporation, as amended to December 11, 1997, are incorporated herein by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 1997.
                  (b)      The Bylaws of the Corporation, as amended to May 4,
                           1999.

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

                  (bb) Agreement and Plan of Merger, dated as of March 31, 1999 by and among King World Productions, Inc., CBS Corporation and K Acquisition Corp. is incorporated herein by reference to Exhibit 2.1 to the report on Form 8-K dated March 31, 1999 of King World Productions, Inc.

                  (cc) Agreement and Plan of Merger, dated as of May 27, 1999, among Infinity Broadcasting Corporation, Burma Acquisition Corp. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.1 to the report on Form 8-K of Outdoor Systems, Inc., filed with the Securities and Exchange Commission on June 3, 1999.

                  (dd) Amendment No. 1, dated as of June 16, 1999, to the Agreement and Plan of Merger, dated as of May 27, 1999, among Infinity Broadcasting Corporation, Burma Acquisition Corp. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.2 to Infinity Broadcasting Corporation's report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 1999.

                  (ee) Stockholders Agreement, dated as of May 27, 1999, among Infinity Broadcasting Corporation, William S. Levine, Arturo R. Moreno, Carole D. Moreno, Levine Investments Limited Partnership and BRN Properties Limited Partnership, is incorporated herein by reference to Exhibit 99.2 to the report on Form 8-K of Outdoor Systems, Inc., filed with the Securities and Exchange Commission on June 3, 1999.

                  (ff) Voting Agreement, dated as of May 27, 1999, between CBS Broadcasting Inc. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.3 to the report on Form 8-K of Outdoor Systems, Inc., filed with the Securities and Exchange Commission on June 3, 1999.

         (27)     FINANCIAL DATA SCHEDULE
 --------
 * Identifies management contract or compensatory plan or arrangement.

B)  REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on April 1, 1999, filing a press release announcing that the Corporation had entered into a definitive merger agreement with King World Productions, Inc.

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on April 13, 1999, filing two press releases: the first, to announce that the Corporation had entered into a definitive agreement to acquire KTVT-TV in Dallas-Ft. Worth, Texas from Gaylord Entertainment Company; the second, to announce that the Corporation had signed letters of intent to invest in two Internet companies.

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on April 30, 1999, filing a press release concerning the Corporation's earnings for the first quarter of 1999 and financial information for the three months ended March 31, 1999.

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on June 4, 1999, filing a press release announcing that Infinity Broadcasting Corporation, a majority-owned subsidiary of the Corporation, had entered into a definitive merger agreement with Outdoor Systems, Inc.

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on June 28, 1999, announcing that Infinity Broadcasting Corporation, a majority-owned subsidiary of the Corporation, had entered into an amendment to the definitive merger agreement with Outdoor Systems, Inc.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August 1999.






                                                 CBS CORPORATION



                                             By:     /s/ ROBERT G. FREEDLINE
                                             ----------------------------------
                                                      Robert G. Freedline
                                                       Vice President and
                                                           Controller