Form 10-Q
period 1999-09-30
CBS CORP
filed 1999-11-15
CIK 106413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                ----------------

                                    FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                          COMMISSION FILE NUMBER 1-977

                                ----------------


                                 CBS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           PENNSYLVANIA                                 25-0877540
------------------------------------        ------------------------------------
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

         COMMON STOCK 705,845,932 SHARES OUTSTANDING AT OCTOBER 31, 1999

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


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 CBS CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                (unaudited, in millions except per-share amounts)

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                -------------------------   -------------------------
                                                                   1999          1998          1999          1998
=====================================================================================================================
Revenues                                                        $ 1,708       $ 1,581       $ 5,154       $ 5,014
Operating expenses                                                 (949)         (980)       (3,000)       (3,240)
Marketing, administration and general expenses                     (318)         (304)         (915)         (872)
Depreciation and amortization                                      (150)         (154)         (451)         (420)
Residual costs of discontinued businesses                           (45)          (41)         (130)         (117)
---------------------------------------------------------------------------------------------------------------------
Operating profit                                                    246           102           658           365
Other income, net (note 4)                                           10            12             4            29
Interest expense, net                                               (46)         (112)         (143)         (272)
---------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before income taxes,
  minority interest in income of consolidated subsidiaries
  and equity losses of unconsolidated affiliated companies          210             2           519           122
Income tax expense                                                 (126)          (39)         (302)         (134)
Minority interest in income of consolidated subsidiaries            (21)           (1)          (51)           (3)
Equity losses of unconsolidated affiliated companies,
  net of income taxes (note 3)                                      (28)           --           (28)           --
=====================================================================================================================
Income (loss) from Continuing Operations                             35           (38)          138           (15)
Gain on disposal of Discontinued Operations,
  net of income taxes (note 7)                                       12            --           396            --
Extraordinary loss on early extinguishment of debt,
  net of income taxes                                                --            (5)           (5)           (5)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $    47       $   (43)      $   529       $   (20)
=====================================================================================================================

Basic earnings (loss) per common share (note 10):
     Continuing Operations                                      $   .05       $  (.05)      $   .20       $  (.02)
     Discontinued Operations                                        .02            --           .57            --
     Extraordinary item                                              --          (.01)         (.01)         (.01)
---------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                          $   .07       $  (.06)      $   .76       $  (.03)
=====================================================================================================================
Diluted earnings (loss) per common share (note 10):
     Continuing Operations                                      $   .05       $  (.05)      $   .19       $  (.02)
     Discontinued Operations                                        .02            --           .56            --
     Extraordinary item                                              --          (.01)         (.01)         (.01)
---------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                        $   .07       $  (.06)      $   .74       $  (.03)
=====================================================================================================================
Cash dividends per common share                                 $    --       $    --       $    --       $   .05
=====================================================================================================================

Comprehensive income (loss):
Net income (loss)                                               $    47       $   (43)      $   529       $   (20)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes (note 11):
    Unrealized (losses) gains on marketable securities               (7)          (15)           16             3
    Minimum pension liability adjustment                              9            15           126           (37)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                     2            --           142           (34)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $    49       $   (43)      $   671       $   (54)
=====================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in millions except per-share amounts)

                                                                              (UNAUDITED)
                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                      1999           1998
=============================================================================================================
ASSETS:
   Cash and cash equivalents                                                      $    185       $    798
   Customer receivables (net of allowance for doubtful
      accounts of $51 and $48, respectively)                                         1,227          1,180
   Program rights                                                                      568            533
   Deferred income taxes                                                               243            138
   Prepaid and other current assets                                                    178            140
-------------------------------------------------------------------------------------------------------------
   Total current assets                                                              2,401          2,789
   Property and equipment, net                                                       1,138          1,149
   FCC licenses, net                                                                 4,282          4,308
   Goodwill, net                                                                    10,637         10,357
   Other intangible and noncurrent assets (note 5)                                   2,265          1,536
-------------------------------------------------------------------------------------------------------------
Total assets                                                                      $ 20,723       $ 20,139
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current maturities of long-term debt                                           $      6       $    159
   Accounts payable                                                                    337            336
   Liabilities for talent and program rights                                           426            290
   Other current liabilities (note 6)                                                1,040            820
-------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         1,809          1,605
   Long-term debt                                                                    2,346          2,506
   Net liabilities of Discontinued Operations (note 7)                                 966          1,284
   Pension liability                                                                   761            945
   Postretirement benefit liability                                                  1,008          1,046
   Other noncurrent liabilities (note 6)                                             2,713          2,081
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    9,603          9,467
-------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments (note 9)
Minority interest in equity of consolidated subsidiaries                             1,490          1,618
-------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value (25 shares authorized, no shares issued)            --             --
   Common stock, $1.00 par value (1,100 shares
      authorized, 745 and 734 shares issued, respectively)                             745            734
   Capital in excess of par value                                                    9,276          8,914
   Retained earnings                                                                 1,957          1,428
   Accumulated other comprehensive loss (note 11)                                     (665)          (807)
   Common stock held in treasury, at cost                                           (1,683)        (1,215)
-------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           9,630          9,054
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $ 20,723       $ 20,139
=============================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in millions)


NINE MONTHS ENDED SEPTEMBER 30,                                                        1999          1998
=============================================================================================================
Cash flows from operating activities of Continuing Operations:
    Income (loss) from Continuing Operations                                        $   138       $   (15)
    Adjustments to reconcile income from Continuing Operations to net cash provided by operating activities:
         Depreciation and amortization                                                  451           420
         Gain on asset dispositions                                                     (10)           (6)
         Other non-cash adjustments                                                     (59)         (132)
         Changes in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
             Receivables, current and noncurrent                                        (49)         (101)
             Accounts payable                                                           (15)           59
             Deferred and current income taxes                                          347             8
             Program rights                                                             117            66
             Pensions and postretirement benefits                                      (152)          (78)
             Other assets and liabilities                                               (92)          121
-------------------------------------------------------------------------------------------------------------
Cash provided by operating activities of Continuing Operations                          676           342
-------------------------------------------------------------------------------------------------------------
Cash used by operating activities of Discontinued Operations (note 7)                  (162)         (326)
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Business acquisitions and investments                                              (372)       (1,439)
    Business divestitures and other asset liquidations                                  405         1,748
    Capital expenditures - Continuing Operations                                        (92)          (89)
    Capital expenditures - Discontinued Operations                                       (4)          (28)
-------------------------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                                            (63)          192
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Bank revolver borrowings                                                            250         3,674
    Bank revolver repayments                                                             --        (3,635)
    Issuance of senior notes                                                             --           493
    Net increase in short-term debt                                                      --           159
    Long-term debt repayments                                                          (577)         (332)
    Stock issued                                                                        226           324
    Purchase of treasury stock                                                         (489)         (777)
    Purchase of treasury stock of subsidiary                                           (439)           --
    Bank fees paid and other costs                                                       (6)           (8)
    Dividends paid                                                                       --           (36)
-------------------------------------------------------------------------------------------------------------
Cash used by financing activities                                                    (1,035)         (138)
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                       (584)           70
Cash and cash equivalents at beginning of period for Continuing
    and Discontinued Operations                                                         825            67
Cash and cash equivalents at end of period for Continuing and
    Discontinued Operations                                                         $   241       $   137
=============================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid - Continuing Operations                                           $   162       $   244
    Interest paid - Discontinued Operations                                              20            40
-------------------------------------------------------------------------------------------------------------
Total interest paid                                                                 $   182       $   284
=============================================================================================================
Total income taxes paid (refunded), net - Continuing and
    Discontinued Operations                                                         $   (51)      $   122
=============================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                                 CBS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------


1.    GENERAL

The condensed consolidated financial statements include the accounts of CBS Corporation and its subsidiary companies (CBS or the Corporation) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule and notes contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by Form 10-K/A. Reference also should be made to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999, as amended by Form 10-Q/A, and June 30, 1999. Certain prior period amounts have been reclassified for comparative purposes. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133," was issued. Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The issuance of Statement No. 137 delays the effective date for Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. The Corporation's derivative and hedging transactions are not material and it is anticipated that adoption of this standard will not materially impact its financial results or disclosure when adopted January 1, 2001.

2.    MERGERS AND ACQUISITIONS

On September 6, 1999, Viacom Inc. (Viacom) and CBS entered into an agreement and plan of merger, as amended. Pursuant to this merger agreement, each share of CBS common stock, par value $1.00 per share, that is issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.085 shares of Viacom non-voting Class B common stock and each share of CBS series B preferred stock, par value $1.00 per share, will convert into the right to receive 1.085 shares of Viacom series C preferred stock. The merger will be accounted for by the purchase method of accounting. Consideration provided by Viacom in this merger includes: approximately $36.7 billion through the issuance of approximately 812 million shares of Viacom non-voting Class B common stock plus, approximately $833 million of cash consideration, net of approximately $556 million of deferred taxes, for the assumed settlement of certain historical CBS stock options and the assumption of approximately $200 million of CBS stock options by Viacom, both of which were granted prior to the date of the merger agreement, and approximately $3.5 billion for the assumption of debt. The merger is contingent upon, among other things, regulatory and CBS shareholder approval. This transaction is expected to close in the first half of 2000.

On May 27, 1999, Infinity Broadcasting Corporation (Infinity Broadcasting), a majority-owned subsidiary of the Corporation, entered into a definitive agreement to acquire Outdoor Systems, Inc., (Outdoor Systems) for approximately $8.7 billion, which includes the assumption of $1.9 billion in Outdoor Systems debt, at fair value. On November 4, 1999 the Outdoor Systems and Infinity Broadcasting shareholders approved the transaction which is expected to close during November 1999 subject to certain closing conditions as set forth in the merger agreement. The terms of the agreement call for each outstanding common share of Outdoor Systems to be exchanged for 1.25 shares of Infinity Broadcasting Class A common stock. The closing of this transaction will cause a dilution in the Corporation's ownership interest in Infinity Broadcasting from approximately 83 percent at September 30, 1999 to approximately 65 percent, excluding the dilutive effect of stock options. The Corporation's voting interest, on a fully diluted basis, will also decline from approximately 96 percent at September 30, 1999 to approximately 90 percent as a result of the transaction. This transaction will be accounted for by the purchase method of accounting.

On March 31, 1999, the Corporation entered into a definitive merger agreement with King World Productions, Inc. (King World) under which CBS will issue approximately $2.5 billion in common stock in exchange for all of the outstanding common stock of King World. Under the terms of the agreement, King World shareholders will receive 0.81 shares of CBS common stock for each share of King World common stock. The transaction will be accounted for by the purchase method of accounting. The transaction is expected to close immediately after King World shareholders approve the transaction at a meeting scheduled for November 15, 1999.

During 1999, the Corporation entered into definitive agreements to acquire two CBS affiliate television stations in Texas: KEYE-TV in Austin for $160 million in cash, which closed on August 31, 1999, and KTVT-TV in Dallas-Fort Worth for $485 million of CBS series B preferred stock, or 10,142 preferred shares, and approximately $4 million in cash, which closed on October 12, 1999. Each share of the CBS series B preferred stock is entitled to 1,000 votes per share and is convertible at the option of the holder into 1,000 shares of CBS common stock. Each share of series B preferred stock outstanding at the time of the CBS/Viacom merger will convert into 1.085 shares of Viacom series C preferred stock which will be entitled to 100 votes per share. Each Viacom series C preferred share will be convertible into 1,000 shares of Viacom Class B common stock at the option of the holder. Both of the above transactions are being accounted for by the purchase method of accounting.

3.    INVESTMENTS IN INTERNET BASED COMPANIES

Investments in joint ventures and other companies that the Corporation controls are consolidated in these condensed consolidated financial statements. Investments in joint ventures and other companies that the Corporation does not control but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Equity method investments are stated at their cost of acquisition adjusted for the Corporation's equity in undistributed net income (loss) since the date of acquisition. Investments that the Corporation does not control and does not have the ability to exercise significant influence over operating and financial policies are accounted for by the cost method. Cost method investments are carried at their cost of acquisition. Cost method investments in publicly traded companies are subsequently marked to market with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss) within shareholders' equity in the condensed consolidated balance sheet.

During the nine months ended September 30, 1999 the Corporation closed on a number of strategic investments focused on growing its Internet based operations. These investments provided the Corporation with equity ownership interests in Internet based companies in exchange for $38 million in cash and commitments to provide $566 million of future advertising and promotional time. These advertising commitments will be met over a period of up to seven years. The Corporation has invested in three publicly traded Internet based companies: SportsLine USA, Inc., MarketWatch.com, Inc. and Medscape.com, Inc. Based upon quoted market prices at September 30, 1999, the aggregate market value of these investments would have exceeded their respective carrying values by approximately $177 million. Other Internet investments include Storerunnner, Inc., Office.com, Inc., Switchboard, Inc., ThirdAge Media, Inc., Wrenchead.com, Inc., Jobs.com, Inc., Women's Consumer Network LLC and Webvan Group, Inc., which completed its initial public offering on November 5, 1999. The Corporation also has a majority ownership interest in iWon, Inc., which is consolidated. The shares evidencing the Corporation's equity ownership interest typically contain restrictions that may limit the Corporation's ability to sell or otherwise dispose of its investment. The Corporation has also announced agreements to acquire a 20 percent ownership interest in Rx.com, Inc., which closed on October 13, 1999, and a 35 percent ownership interest in Big E Entertainment in exchange for future advertising and promotional time and cash.

At the date of acquisition, for equity investments with ownership interests ranging from 22 percent to 50 percent, the Corporation typically records its investment at an amount equal to the cash consideration paid plus the fair value of the advertising and promotional time to be provided. These investments that have closed are presented in other intangible and noncurrent assets (see note 5) in the condensed consolidated balance sheet. The associated obligation to provide future advertising and promotion is non-cash and is recorded as deferred revenue at an amount equal to the fair value of the advertising and promotional time to be provided. Deferred revenue is presented in other current and noncurrent liabilities (see note 6) in the condensed consolidated balance sheet. Barter revenue is then recognized as the related advertising and promotional time is delivered. No significant barter revenue has been recognized through September 30, 1999 as only limited advertising and promotional time has been delivered. A difference exists between CBS's initial investment and its proportionate share in the underlying net assets of these companies. This difference is $558 million of goodwill and is being amortized over a five year period. The Corporation's third quarter 1999 proportionate share of losses in these Internet based investments and the amortization totaled $28 million, net of taxes. This non-cash amount is presented as equity losses of unconsolidated affiliated companies, net of income taxes in the condensed consolidated statement of income.

Where an agreement provides the Corporation with a licensing fee based on a percentage of gross revenues earned by the Internet based company in exchange for a license to use the CBS name and logo, licensing revenues are recorded by the Corporation as the Internet based company earns the revenues on which the license fees are based.

Subsequent to the acquisition of an investment, the Corporation evaluates whether later events and circumstances indicate that the carrying amount of such investment is impaired. If a decline in fair value of the investment below its cost basis is judged to be other than temporary, the investment is considered to be impaired, and the carrying amount of the investment is written down to fair value as a new cost basis and recognized in equity losses of unconsolidated affiliated companies. The new cost basis is not changed for subsequent recovery, if any, in the fair value of the investment. The Corporation's future results of operations for a quarter or a year could be materially affected by a non-cash write down in the carrying amount of these investments to recognize an impairment loss due to an other than temporary decline in the value of these investments. The advertising and promotional agreements entered into in exchange for the Corporation's equity interest in these investees contain termination provisions in the event of failure or inability of the investee to perform. Generally, pursuant to these above termination provisions, the Corporation is released from delivering any remaining unfulfilled advertising commitments. Upon termination of the unfulfilled advertising and promotional commitments, the remaining deferred revenue, if any, recorded as a liability will be reversed and recognized as a component of equity losses of unconsolidated affiliated companies.

4.    OTHER INCOME, NET

Other income, net during the three and nine months ended September 30, 1999 reflects income, net of expenses, of $10 million and $4 million, respectively, compared to $12 million and $29 million, respectively, for the same periods in 1998. Other income and expense items primarily include miscellaneous gains and losses on dispositions of non-strategic assets and income from royalties. Also included in the 1999 nine month results was a $24 million provision, as discussed below, and an $8 million gain on the disposal of a corporate aircraft.

In 1998, the Corporation divested a majority stake in TeleNoticias, its Spanish language cable news network. Financial difficulties have led TeleNoticias to file for Bankruptcy protection under Chapter 11. Because of these financial difficulties, it is probable that certain obligations that were assumed by the venture in connection with the divestiture will revert back to the Corporation. As a result, in the second quarter of 1999 the Corporation recorded a $24 million provision for these obligations.

5.    OTHER INTANGIBLE AND NONCURRENT ASSETS (in millions)

                                                           (UNAUDITED)
                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                  1999             1998
==========================================================================================
Investments in Internet based companies (note 3)                $  772           $   25
Cable license agreements                                           403              441
Other intangible assets                                            339              357
Noncurrent receivables                                             244              228
Recoverable costs of discontinued businesses (note 9)              168              180
Other investments                                                  159              116
Program rights                                                     118               93
Other                                                               62               96
------------------------------------------------------------------------------------------
Total other intangible and noncurrent assets                    $2,265           $1,536
==========================================================================================

6.    OTHER CURRENT AND NONCURRENT LIABILITIES (in millions)

                                                             (UNAUDITED)
                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                    1999            1998
============================================================================================
OTHER CURRENT LIABILITIES
Accrued liabilities                                               $  310          $  318
Retained liabilities of discontinued businesses (note 9)             296             254
Deferred revenue - Internet based investments (note 3)               113              --
Income taxes payable                                                 106              24
Accrued restructuring cost                                            14              38
Other                                                                201             186
--------------------------------------------------------------------------------------------
Total other current liabilities                                   $1,040          $  820
============================================================================================

OTHER NONCURRENT LIABILITIES
Deferred income taxes                                             $  952          $  795
Retained liabilities of discontinued businesses (note 9)             768             766
Deferred revenue - Internet based investments (note 3)               485              --
Accrued liabilities                                                  167             156
Liabilities for talent and program rights                            139             119
Postemployment benefits                                               36              29
Accrued restructuring costs                                            7              28
Other                                                                159             188
--------------------------------------------------------------------------------------------
Total other noncurrent liabilities                                $2,713          $2,081
============================================================================================

7.    DISCONTINUED OPERATIONS

In recent years, the Corporation adopted various disposal plans that, in the aggregate, provide for the disposal of all of its industrial businesses and its financial services business. The assets and liabilities and the results of operations for these businesses are classified as Discontinued Operations for all periods presented, except for certain liabilities to be retained by the Corporation. See note 9.

During the first and second quarters of 1999 several businesses were sold for $250 million in cash plus the assumption, by the buyers, of liabilities and commitments totaling approximately $970 million, all in accordance with the terms of the divestiture agreements. The pre-tax and after-tax gains on these disposals totaled $520 million and $384 million, respectively, which were subsequently increased during the third quarter by $20 million and $12 million on a pre-tax and after-tax basis, respectively, due to the favorable resolution of a purchase price adjustment associated with a business divested in the second quarter of 1999.

At September 30, 1999, the remaining assets and liabilities of Discontinued Operations generally consist of a liability for estimated loss on disposal, portfolio investments and related debt, and other miscellaneous assets including surplus properties, that are expected to be divested. Those obligations that have been retained by the Corporation are separately presented in Continuing Operations as retained liabilities of discontinued businesses.

The assets and liabilities of Discontinued Operations have been classified on the consolidated balance sheet as "Net Liabilities of Discontinued Operations." A summary of these assets and liabilities follows:

NET LIABILITIES OF DISCONTINUED OPERATIONS
(in millions)


                                                  (UNAUDITED)
                                                SEPTEMBER 30,        DECEMBER 31,
                                                         1999                1998
=====================================================================================
Total assets                                           $  811              $1,919
Less: total liabilities                                 1,777               3,203
-------------------------------------------------------------------------------------

Net liabilities of Discontinued Operations             $  966              $1,284
=====================================================================================

Total liabilities for Discontinued Operations consist primarily of the liability for the estimated loss on disposal of $1,284 million at September 30, 1999, and $1,309 million at December 31, 1998, which includes estimated losses and disposal costs associated with the divestiture transactions, the portfolio investments' estimated results of operations through the expected date of liquidation and certain contingencies related to the divestiture of the industrial businesses including the costs to dispose of surplus property held for sale, contractual indemnifications and unresolved purchase price adjustments. Generally, satisfaction of these liabilities is expected to occur over the next several years. The decrease in the estimated loss on disposal is the result of the settlement of certain working capital and purchase price adjustments associated with certain industrial businesses disposed of in 1999. Management believes that the liability for estimated loss on disposal at September 30, 1999, is adequate to cover these liabilities of Discontinued Operations. Portfolio related debt of $418 million and $428 million at September 30, 1999 and December 31, 1998, respectively, is also reflected in total liabilities as presented in the table above.

Total assets for Discontinued Operations consist primarily of the portfolio's direct financing and leveraged leases that totaled $574 million and $642 million at September 30, 1999 and December 31, 1998, respectively. Generally, these leases are expected to liquidate in accordance with their contractual terms, which extend to the year 2015. Cash inflows from contractual liquidation of the leasing portfolio are expected to be sufficient to repay the principal amount of the related debt as well as interest costs associated with the portfolio. Assets of Discontinued Operations also include cash and cash equivalents of $56 million and $27 million as of September 30, 1999 and December 31, 1998, respectively.

Prior to the disposition of its Energy Systems business, the Corporation had been defending various lawsuits brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Energy Systems business as components of nuclear steam supply systems. Settlement agreements had been entered into resolving a number of the litigation claims, which generally required that the Corporation provide certain products and services at prices discounted at varying rates. In addition, the Corporation was a party to three tolling agreements with utilities or utility plant owners' groups that asserted steam generator claims. The obligations associated with these previous settlement agreements, the tolling agreements and such litigation were assumed by the buyer of the Energy Systems business, all in accordance with the terms of the divestiture agreement.

In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the condensed consolidated financial statements reflect the operating results of Discontinued Operations separately from Continuing Operations. The operating results of the Corporation's Discontinued Operations as presented in the table below occurred after the measurement date and therefore have been charged to the liability for estimated loss on disposal.

OPERATING RESULTS OF DISCONTINUED OPERATIONS
(unaudited, in millions)

                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------   --------------------------------------
                                             SALES OF        PRE-TAX LOSS                            PRE-TAX LOSS
                                           PRODUCTS AND    AFTER MEASUREMENT   SALES OF PRODUCTS   AFTER MEASUREMENT
                                             SERVICES            DATE             AND SERVICES            DATE
                                           1999     1998     1999     1998       1999      1998      1999      1998
=====================================================================================================================
Industrial businesses                       $4     $465      $(2)     $(11)      $122    $1,861     $(22)    $(200)
Financial Services                           3        5       (7)       (5)         9        18      (21)      (14)
---------------------------------------------------------------------------------------------------------------------
Total                                       $7     $470      $(9)     $(16)      $131    $1,879     $(43)    $(214)
=====================================================================================================================

Cash proceeds from the sale or liquidation of all assets of Discontinued Operations except for portfolio investments, as well as cash requirements to satisfy non-debt obligations of Discontinued Operations, will affect cash flows of Continuing Operations. Operating cash flows used by Discontinued Operations were $162 million and $326 million for the nine months ended September 30, 1999 and 1998, respectively. These cash outflows primarily relate to operating activities of the industrial businesses prior to their disposal dates and the liquidation of the portfolio's direct financing and leveraged leases. During 1999, the cash outflows also include expenditures to close the industrial businesses former corporate headquarters, costs to dispose of the industrial businesses surplus properties which are being held for sale and purchase price adjustments arising from the sale of its industrial businesses.

8.    RESTRUCTURING

In recent years, the Corporation has restructured its corporate headquarters and certain of its businesses in an effort to reduce its cost structure and remain competitive in its markets. Restructuring activities primarily involve the separation of employees, termination of leases and other similar actions. Costs for restructuring activities are limited to incremental costs that directly result from restructuring activities and provide no future benefit to the Corporation.

Cash expenditures under the restructuring plans totaled $2 million and $21 million during the three and nine months ended September 30, 1999, respectively, and are estimated to approximate $10 million for the remainder of 1999 and approximately $11 million for 2000 and beyond. During the second quarter of 1999, the Corporation reversed a restructuring reserve of approximately $26 million and recorded a restructuring charge of approximately $2 million related to employee terminations. The reversal was the result of recent television programming changes and lower than expected severance costs because of higher voluntary employee terminations. This activity was reflected in the Television segment's results of operations.

9.    CONTINGENT LIABILITIES AND COMMITMENTS

Certain litigation, environmental and other liabilities associated with the industrial businesses were not assumed by other parties in the divestiture transactions and, therefore, were retained by the Corporation. These liabilities include general litigation, environmental and other matters not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented in Continuing Operations as retained liabilities of discontinued businesses, totaled $1.1 billion at September 30, 1999, including $559 million for accrued legal matters. Of the total liability of $1.1 billion, $768 million is classified as noncurrent. A separate asset of $216 million was recorded for estimated amounts recoverable from third parties, of which $168 million is classified as noncurrent.

LEGAL MATTERS

SECURITIES CLASS ACTIONS - FINANCIAL SERVICES

The Corporation has been defending class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in the Corporation's public filings and in a Prospectus and Registration Statement for a public offering of the Corporation's common stock in 1991, arising out of charges to earnings of $975 million in 1990 and $1,680 million in 1991. The Corporation and certain directors and former officers were also the subject of derivative litigation arising out of these same events. The district court dismissed both the derivative claim and the class action claims in their entirety. These dismissals were appealed. In July 1996, the United States Court of Appeals for the Third Circuit (the Circuit Court) affirmed the court's dismissal of the derivative claim. The Circuit Court also affirmed in part and reversed in part the dismissal of the class action claims. Those class action claims that were not dismissed by the Circuit Court were remanded to the lower court for further proceedings. The parties to the class actions and a derivative action (which was refiled subsequent to its dismissal) reached an agreement to settle the matters for a total cost of approximately $67 million, funded in large part by the Corporation's liability insurers. On October 19, 1999, the district court approved the settlements.

ASBESTOS

The Corporation is a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of the Corporation's products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. The Corporation was neither a manufacturer nor a producer of asbestos and is oftentimes dismissed from these lawsuits on the basis that the Corporation has no relationship to the products in question or the claimant did not have exposure to the Corporation's product. At September 30, 1999, the Corporation had approximately 115,650 unresolved claims pending.

In court actions that have been resolved, the Corporation has prevailed in the majority of the asbestos claims and has resolved others through settlement. Furthermore, the Corporation has brought suit against certain of its insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing the Corporation for a substantial portion of its current costs and settlements associated with asbestos claims. The Corporation has recorded a liability for asbestos-related matters that is deemed probable and can be reasonably estimated and has separately recorded an asset equal to the amount of such estimated liability that will be recovered pursuant to agreements with insurance carriers.

Factors considered in evaluating this litigation include: claimed product involvement, alleged exposure to product, alleged disease, validity of medical claims, number of resolved claims, available insurance proceeds and status of litigation in multiple jurisdictions. The Corporation has not been able to reasonably estimate costs for unasserted asbestos claims. However, the Corporation reviews asbestos claims on an ongoing basis and adjusts its liability as appropriate.

GENERAL

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain groupings of asbestos claims, and, although management believes a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on the Corporation's results of operations for a quarter or a year. However, based on its understanding and evaluation of the relevant facts and circumstances, management believes that the Corporation has adequately provided for costs arising from resolution of these matters and that the litigation should not have a material adverse effect on the financial condition of the Corporation.

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

With regard to remedial actions under federal and state Superfund laws, the Corporation has been named a potentially responsible party at numerous sites located throughout the country. At many of these sites, the Corporation is either not a responsible party or its site involvement is very limited or de minimis. However, the Corporation may have varying degrees of cleanup responsibilities at approximately 70 sites. The Corporation believes that any liability incurred for cleanup at these sites will be satisfied over a number of years, and in many cases, the costs will be shared with other responsible parties. These sites include certain sites for which the Corporation, as part of an agreement for sale, has retained obligations for remediation of environmental contamination and for other Comprehensive Environmental Response Compensation and Liability Act issues.

Based on the costs associated with the most probable alternative remediation strategy for the above mentioned sites, the Corporation has an accrued liability of $371 million at September 30, 1999. Depending on the remediation alternatives ultimately selected, the actual costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $272 million for site investigation and remediation, and $99 million for post closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. In addition, included in Discontinued Operations as of September 30, 1999, are environmental liabilities for 20 additional sites totaling $45 million that directly relate to properties that are held for sale.

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

COMMITMENTS

The Corporation routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sporting events. These contracts permit the broadcast of such programs for various periods. At September 30, 1999, the Corporation was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, totaling $7.6 billion. In addition, the Corporation has received various equity ownership interests in Internet-based companies that commit the Corporation to provide advertising and promotional time over the next seven years (see note 3).

Other commitments that exist for the Corporation include commitments under operating and capital leases for certain facilities and equipment (including satellites), as well as commitments to pay for certain franchise rights entitling it to display advertising on buses, taxis, trains, bus shelters, terminals and phone kiosks.

10.    EARNINGS PER COMMON SHARE

COMPUTATION OF EARNINGS PER COMMON SHARE - CONTINUING OPERATIONS
(unaudited, in millions except per-share amounts)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 ----------------------        ----------------------
                                                                   1999          1998            1999          1998
=====================================================================================================================
Income (loss) from Continuing Operations
  applicable to common stockholders                              $  35          $  (38)          $ 138        $ (15)
---------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                 692             697             693           698
Diluted effect of stock option plans                                17              --              17            --
---------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                               709             697             710           698
---------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                           $ .05          $ (.05)          $ .20        $ (.02)
Diluted earnings (loss) per common share                         $ .05          $ (.05)          $ .19        $ (.02)
=====================================================================================================================

For the three and nine months ended September 30, 1999, the average number of diluted common shares outstanding includes the impact of options to purchase shares of common stock. Shares of common stock issuable under deferred compensation arrangements approximating 3 million for the three and nine months ended September 30, 1999, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. For the three and nine months ended September 30, 1998, options to purchase shares of common stock and shares issuable under deferred compensation arrangements approximating 17 million and 21 million, respectively, were excluded from the computation of diluted earnings per common share because their inclusion would have been antidilutive. Shares outstanding are expected to increase upon the closing of the Corporation's acquisitions of King World and KTVT-TV (see note 2).

11.    SHAREHOLDERS' EQUITY

In 1998, the Board of Directors of the Corporation authorized a $3 billion multi-year stock repurchase program. The Corporation repurchased 4,773,600 and 11,466,500 shares of its common stock at a cost of $216 million and $489 million, respectively, during the three and nine months ended September 30, 1999, bringing the total shares repurchased under the program through September 30, 1999 to 39,808,208 at a cost of $1.3 billion. At September 30, 1999 and December 31, 1998, the Corporation held common stock in treasury of 53,933,184 shares and 43,204,174 shares, respectively.

Comprehensive income is used to describe all changes in equity from transactions and other events and circumstances, including net income, from nonowner sources. The following table presents the accumulated components of comprehensive income other than net income reflected within shareholders' equity at September 30, 1999 and December 31, 1998:

ACCUMULATED OTHER COMPREHENSIVE LOSS
(in millions)

                                                                                     (UNAUDITED)
                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                            1999               1998
====================================================================================================================
Minimum pension liability                                                                  $(682)             $(808)
Unrealized gains on securities                                                                17                   1
--------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive loss                                                 $(665)             $(807)
====================================================================================================================

During the first half of 1999, the Corporation disposed of essentially all the remaining industrial businesses. The minimum pension liability declined during 1999 primarily as a result of the assumption of certain pension obligations by the buyers of the Corporation's industrial operations as well as the recognition of actuarial losses upon sale of the businesses.

Other comprehensive income for the three and nine months ended September 30, 1999 totaled $2 million and $142 million, respectively, net of income tax of less than $1 million and $78 million, respectively. During the same periods in 1998 other comprehensive income netted to zero and a loss of $34 million, respectively, net of income tax benefits of $2 million and $18 million, respectively.

12.  SEGMENT INFORMATION

The Corporation's Continuing Operations are aligned into three reporting segments: Infinity, Television and Cable. These reporting segments are consistent with the Corporation's management of these businesses and its financial reporting structure and operating focus.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in millions)

                                                    REVENUES            OPERATING PROFIT (LOSS)           EBITDA
                                            -----------------------     -----------------------    --------------------
THREE MONTHS ENDED SEPTEMBER 30,                 1999          1998         1999          1998        1999        1998
=======================================================================================================================
Infinity                                       $  619        $  534        $ 208         $ 157       $ 282       $ 230
Television                                        955           912           64            (6)        121          51
Cable                                             137           137           35            13          61          41
Corporate and Other                                (3)           (2)         (16)          (21)        (13)        (13)
Residual costs of discontinued businesses          --            --          (45)          (41)        (45)        (41)
-----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                    $1,708        $1,581        $ 246         $ 102       $ 406       $ 268
=======================================================================================================================


                                                    REVENUES            OPERATING PROFIT (LOSS)           EBITDA
                                            -----------------------     -----------------------    --------------------
NINE MONTHS ENDED SEPTEMBER 30,                  1999          1998         1999          1998        1999        1998
=======================================================================================================================
Infinity                                       $1,690        $1,320        $ 497         $ 362       $ 717       $ 541
Television                                      3,047         3,287          231           138         398         317
Cable                                             423           412          104            41         157         120
Corporate and Other                                (6)           (5)         (44)          (59)        (29)        (47)
Residual costs of discontinued businesses          --            --         (130)         (117)       (130)       (117)
-----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                    $5,154        $5,014        $ 658         $ 365      $1,113       $ 814
=======================================================================================================================

The Corporation evaluates its performance based on earnings before interest, taxes, minority interest, equity losses, depreciation and amortization (EBITDA). Management believes that EBITDA is an appropriate measure for evaluating the operating performance of the Corporation's businesses. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which arises from acquisitions accounted for under the purchase method of accounting. The exclusion of amortization expense eliminates variations in results caused by the timing of acquisitions. However, EBITDA should be considered in addition to, not as a substitute for, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies.

The Corporation's consolidated income from Continuing Operations before income taxes, minority interest and equity losses for the three and nine months ended September 30, 1999, totaled $210 million and $519 million, respectively, and $2 million and $122 million, respectively, during the same period in 1998. Consolidated EBITDA noted in the preceding table varies from the consolidated income from Continuing Operations before taxes, minority interest and equity losses because it excludes depreciation, amortization and interest expense, net.

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

During 1999 total assets for the Television segment increased, due to the completion of a number of strategic Internet based investments, from approximately $6.7 billion at December 31, 1998 to approximately $7.5 billion at September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

CBS Corporation and its subsidiary companies (CBS or the Corporation) reported revenues for the three months ended September 30, 1999 of $1.7 billion, an 8 percent increase over the same period of the prior year. For the nine months ended September 30, 1999, revenues were $5.2 billion representing a slight increase over the nine months ended September 30, 1998, even though the 1998 results included the Winter Olympics. Excluding the effect of the Winter Olympics, revenues for the nine months ended September 30, 1999 increased 13 percent. Earnings before interest, taxes, minority interest, equity losses, depreciation and amortization (EBITDA) also increased, up approximately 40 percent for the nine months ended September 30, 1999 excluding the impact of the Winter Olympics and certain 1998 and 1999 special items discussed below.

Income from Continuing Operations totaled $35 million, or $0.05 per diluted share, and $138 million, or $0.19 per diluted share, for the three and nine months ended September 30, 1999, respectively. The Corporation reported net income, for the three and nine months ended September 30, 1999, of $47 million, or $0.07 per diluted share, and $529 million, or $0.74 per diluted share, respectively. Included in the 1999 net income results were gains on the disposal of Discontinued Operations of $12 million and $396 million, net of income tax, for the three and nine month periods, respectively.

On September 6, 1999, Viacom Inc. (Viacom) and CBS entered into an agreement and plan of merger, as amended. Pursuant to this merger agreement, each share of CBS common stock, par value $1.00 per share, that is issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.085 shares of Viacom non-voting Class B common stock and each share of CBS series B preferred stock, par value $1.00 per share, will convert into the right to receive 1.085 shares of Viacom series C preferred stock. The merger will be accounted for by the purchase method of accounting. Consideration provided by Viacom in this merger includes: approximately $36.7 billion through the issuance of approximately 812 million shares of Viacom non-voting Class B common stock plus, approximately $833 million of cash consideration, net of approximately $556 million of deferred taxes, for the assumed settlement of certain historical CBS stock options and the assumption of approximately $200 million of CBS stock options by Viacom, both of which were granted prior to the date of the merger agreement, and approximately $3.5 billion for the assumption of debt. Viacom is a diversified entertainment company with operations in six segments: (1) Networks, (2) Entertainment, (3) Video, (4) Parks, (5) Publishing and (6) Online. The merger is contingent upon, among other things, regulatory and CBS shareholder approval. This transaction is expected to close in the first half of 2000. In connection with the planned merger of Viacom and CBS, the Corporation anticipates that a significant amount of merger related costs will be incurred commencing in the fourth quarter of 1999. These costs will be expensed as incurred.

On May 27, 1999, Infinity Broadcasting Corporation (Infinity Broadcasting), a majority-owned subsidiary of the Corporation, entered into a definitive agreement to acquire Outdoor Systems, Inc., (Outdoor Systems) for approximately $8.7 billion, which includes the assumption of $1.9 billion in Outdoor Systems debt, at fair value. On November 4, 1999 the Outdoor Systems and Infinity Broadcasting shareholders approved the transaction which is expected to close during November 1999 subject to certain closing conditions as set forth in the merger agreement. The terms of the agreement call for each outstanding common share of Outdoor Systems to be exchanged for 1.25 shares of Infinity Broadcasting Class A common stock. The closing of this transaction will cause a dilution in the Corporation's ownership interest in Infinity Broadcasting from approximately 83 percent at September 30, 1999 to approximately 65 percent, excluding the dilutive effect of stock options. The Corporation's voting interest, on a fully diluted basis, will also decline from approximately 96 percent at September 30, 1999 to approximately 90 percent as a result of the transaction. This transaction will be accounted for by the purchase method of accounting.

On March 31, 1999, the Corporation entered into a definitive merger agreement with King World Productions, Inc. (King World) under which CBS will issue approximately $2.5 billion in common stock in exchange for all of the outstanding common stock of King World. Under the terms of the agreement, King World shareholders will receive 0.81 shares of CBS common stock for each share of King World common stock. King World is the distributor of a number of shows which include "The Oprah Winfrey Show," "Wheel of Fortune," "Jeopardy!," and "Hollywood Squares." The transaction is expected to close immediately after King World shareholders approve the transaction at a meeting scheduled for November 15, 1999.

During 1999, the Corporation entered into definitive agreements to acquire two CBS affiliate television stations in Texas: KEYE-TV in Austin for $160 million in cash, which closed on August 31, 1999, and KTVT-TV in Dallas-Fort Worth for $485 million of CBS series B preferred stock, or 10,142 preferred shares, and approximately $4 million in cash, which closed on October 12, 1999. Each share of the CBS series B preferred stock is entitled to 1,000 votes per share and is convertible at the option of the holder into 1,000 shares of CBS common stock. Each share of series B preferred stock outstanding at the time of the CBS/Viacom merger will convert into 1.085 shares of Viacom series C preferred stock which will be entitled to 100 votes per share. Each Viacom series C preferred share will be convertible into 1,000 shares of Viacom Class B common stock at the option of the holder. Both of the above transactions are being accounted for by the purchase method of accounting.

During the nine months ended September 30, 1999 the Corporation closed on a number of strategic investments focused on growing its Internet based operations. These investments provided the Corporation with equity ownership interests in Internet based companies in exchange for $38 million in cash and commitments to provide $566 million of future advertising and promotional time. These advertising commitments will be met over a period of up to seven years. The Corporation has invested in three publicly traded Internet based companies: SportsLine USA, Inc., MarketWatch.com, Inc. and Medscape.com, Inc. Other Internet investments include Storerunnner, Inc., Office.com, Inc., Switchboard, Inc., ThirdAge Media, Inc., Wrenchead.com, Inc., Jobs.com, Inc., Women's Consumer Network LLC and Webvan Group, Inc., which completed its initial public offering on November 5, 1999. The Corporation also has a majority ownership interest in iWon, Inc., which is consolidated. The commitment to provide future advertising and promotional time is non-cash and has been recorded as deferred revenue in other current and noncurrent liabilities in the condensed consolidated balance sheet. Barter revenue is then recognized as the related advertising and promotional time is delivered. No significant barter revenue was recognized through September 30, 1999 as only limited advertising and promotion time has been delivered. The shares evidencing the Corporation's equity ownership interest typically contain restrictions that may limit the Corporation's ability to sell or otherwise dispose of its investment. The Corporation has also announced agreements to acquire a 20 percent ownership interest in Rx.com, Inc. which closed on October 13, 1999, and a 35 percent ownership interest in Big E Entertainment in exchange for future advertising and promotional time and cash. The majority of these Internet based investments represent newly formed enterprises that will require access to capital markets to fund their future start-up losses. There can be no assurance that these companies will be successful in raising the necessary capital to finance their operations and the Corporation has no obligation for future funding. These companies may also face intense competition as more traditional "brick-and-mortar" companies respond to changes in the market place, including launching their own Internet sites. As a result, the Corporation's future results of operations for a quarter or a year could be materially affected by a non-cash write down in the carrying amount of these investments to recognize an impairment loss due to an other than temporary decline in the value of these investments. The advertising and promotional agreements entered into in exchange for the Corporation's equity interest in these investees contain termination provisions in the event of failure or inability of the investee to perform. Generally, pursuant to these above termination provisions, the Corporation is released from delivering any remaining unfulfilled advertising commitments. Upon termination of the unfulfilled advertising and promotional commitments, the remaining deferred revenue, if any, recorded as a liability will be reversed and recognized as a component of equity losses of unconsolidated affiliated companies.

SEGMENT RESULTS OF OPERATIONS

The following table presents the segment results for the Corporation's Continuing Operations for the three and nine months ended September 30, 1999 and 1998. EBITDA is presented in the table because management believes that EBITDA is an appropriate measure for evaluating the operating performance of the Corporation's businesses. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting. The exclusion of amortization expense eliminates variations in results among stations and other businesses caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to the increasing prices paid for Federal Communications Commissions (FCC) licenses, goodwill and other identifiable intangibles. However, EBITDA should be considered in addition to, not as a substitute for, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA differs from cash flows from operating activities primarily because it does not consider certain changes in assets and liabilities from period to period and it does not include cash flows for interest and taxes. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principle, this measure may not be comparable to similarly titled measures employed by other companies.

SEGMENT RESULTS OF OPERATIONS - CONTINUING OPERATIONS
(unaudited, in millions)


                                                    REVENUES            OPERATING PROFIT (LOSS)           EBITDA
                                            -----------------------     -----------------------    --------------------
THREE MONTHS ENDED SEPTEMBER 30,                 1999         1998          1999         1998        1999        1998
=======================================================================================================================
Infinity                                        $ 619         $534          $208         $157        $282        $230
Television                                        955          912            64          (6)         121          51
Cable                                             137          137            35           13          61          41
Corporate and Other                                (3)          (2)          (16)         (21)        (13)        (13)
Residual costs of discontinued businesses          --           --           (45)         (41)        (45)        (41)
-----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                    $1,708       $1,581          $246         $102        $406        $268
=======================================================================================================================


                                                    REVENUES            OPERATING PROFIT (LOSS)           EBITDA
                                            -----------------------     -----------------------    --------------------
NINE MONTHS ENDED SEPTEMBER 30,                  1999         1998          1999         1998        1999        1998
=======================================================================================================================
Infinity                                       $1,690       $1,320          $497         $362        $717        $541
Television                                      3,047        3,287           231          138         398         317
Cable                                             423          412           104           41         157         120
Corporate and Other                                (6)          (5)          (44)         (59)        (29)       (47)
Residual costs of discontinued businesses          --           --          (130)        (117)       (130)       (117)
-----------------------------------------------------------------------------------------------------------------------
Total Continuing Operations                    $5,154       $5,014          $658         $365      $1,113        $814
=======================================================================================================================

INFINITY

Certain discussions below provide a comparison of actual results with pro forma results. For the three and nine months ended September 30, 1999 and 1998 comparisons, pro forma results were determined as if the American Radio Systems Corporation (American Radio) acquisition and any related divestitures and exchanges of radio stations, as well as the acquisition of Alrecon, the outdoor advertising subsidiary of the Dutch national rail company, all had occurred on January 1, 1998.

Infinity Broadcasting is comprised of approximately 160 owned and operated radio stations and TDI Worldwide, Inc. (TDI), its outdoor advertising business (collectively the Infinity segment). Revenues, as reported, for the three and nine months ended September 30, 1999, increased over the prior year by $85 million, or approximately 16 percent, and $370 million, or approximately 28 percent, respectively. The increase for the three months was due to double-digit revenue growth at Infinity's existing operations. On a pro forma basis, revenues for the nine months ended September 30, 1999, increased over the prior year period by approximately 16 percent. This increase reflects strong revenue growth across the majority of Infinity's radio markets and TDI during 1999.

Operating profit and EBITDA for the three months ended September 30, 1999, increased over the prior year by $51 million, or approximately 32 percent, and $52 million, or approximately 23 percent, respectively. For the nine months ended September 30, 1999, operating profit and EBITDA increased $135 million, or approximately 37 percent, and $176 million, or approximately 33 percent, respectively, over the prior year period. For the three month period, the increases are due to higher revenues at Infinity's existing radio and outdoor advertising properties as well as management's continued focus on cost control. On a pro forma basis, operating profit and EBITDA for the nine months ended September 30, 1999 increased over the prior year period by approximately 35 percent and 23 percent, respectively. These increases in pro forma results are driven by the same factors impacting the three month period discussed above. The higher rate of growth in operating profit and EBITDA compared to the rate of growth in revenues is because a substantial portion of the Infinity segment costs are fixed.

TELEVISION

The Television segment consists of the Corporation's owned and operated television stations and the CBS television network. The segment's revenues for the three months ended September 30, 1999 increased $43 million, or approximately 5 percent, compared to the prior year third quarter. This increase is primarily attributable to higher advertising pricing in primetime as well as increased coverage of sporting events which generated higher revenues. Television revenues for the nine months ended September 30, 1999 decreased by $240 million compared to the prior year period which included the 1998 Winter Olympics. Excluding the impact of the 1998 Winter Olympics, revenues increased by approximately 7 percent. This increase is primarily attributable to strong scatter market pricing. Approximately 80 percent of CBS Television's 1999-2000 season up-front inventory was sold at low-double-digit price increases. Although, in general, broadcast television has experienced a decline in total viewership from increased competition, the Corporation believes it is still one of the few means that offers advertisers the ability to reach mass audiences.

Operating profit and EBITDA for the three months ended September 30, 1999 each increased $70 million compared to the prior year period. The third quarter 1998 results include a special charge of $63 million recognized for restructuring costs and asset impairments. Excluding the impact of the 1998 special charge, operating profit and EBITDA for the three-month period increased approximately 12 percent and 6 percent, respectively. These increases are primarily attributable to higher revenues, lower operating costs due to cost containment initiatives and the net impact of changes in network programming. The increases are partially offset by higher programming costs related to the increased coverage of certain sporting events. For the nine months ended September 30, 1999, operating profit and EBITDA increased $93 million and $81 million, respectively, compared to the prior year period. Excluding the impact of the 1998 Winter Olympics, the $63 million special charge in 1998 and the 1999 special items discussed below, operating profit and EBITDA for the nine-month period increased by approximately 86 percent and 29 percent, respectively. These increases are attributable to strong pricing, cost containment initiatives and the net impact of changes in network programming.

In the second quarter of 1999, the Corporation reversed approximately $26 million of the restructuring reserve it had established during the third quarter of 1998. This reversal was the result of recent television programming changes and lower than expected severance costs because of higher voluntary employee terminations. Also in the second quarter of 1999, the Corporation recorded restructuring charges of approximately $2 million associated with employee terminations.

CABLE

The Cable segment consists of the Corporation's cable networks, including The Nashville Network (TNN), Country Music Television (CMT), two regional sports networks and a minority interest in TeleNoticias, a Spanish language cable news network. These networks are distributed by cable television and other multichannel technologies. Revenues were flat for the three months ended September 30, 1999 compared to the prior year period. For the nine months ended September 30, 1999, revenues increased by $11 million, or approximately 3 percent compared to the prior year period. Excluding the impact of two cable divestitures, TeleNoticias and Eye on People, both of which were divested in late 1998, revenues increased by approximately 6 percent and 8 percent for the three and nine months ended September 30, 1999, respectively. These advances reflect revenue growth at the Company's cable network operations despite the continued increase in competition across the cable industry as the number of cable channels available continues to increase providing viewers with more options and placing more pressure on networks to attract and maintain their audiences. The Corporation has recently lost the rights to broadcast the NASCAR Winston Cup races in 2001. Unless these broadcast rights are replaced with similar revenue generating events, this overall positive trend in revenue may be adversely affected.

Operating profit and EBITDA increased over the prior year by $22 million, or approximately 169 percent, and $20 million, or approximately 49 percent, for the three months ended September 30, 1999, respectively. For the nine months ended September 30, 1999, operating profit and EBITDA increased $63 million, or approximately 154 percent, and $37 million, or approximately 31 percent, respectively, over the prior year period. These 1999 results include a $24 million special charge recorded in other income during the second quarter for certain obligations of TeleNoticias. TeleNoticias is a Spanish language cable news network that the Corporation divested a majority interest in during the latter portion of 1998. Financial difficulties led TeleNoticias to file for Bankruptcy protection under Chapter 11. Because of these financial difficulties, it is probable that certain obligations that were assumed by the venture in connection with the divestiture will revert back to the Corporation. Of the $24 million charge, $3 million was satisfied during the third quarter and the remaining balance is expected to be satisfied over the next few years. The 1998 results include a special charge related to a third quarter restructuring action and an asset impairment totaling $3 million. Excluding the impact of the special charges discussed above and the results of operations of the two cable divestitures, operating profit and EBITDA increased by approximately 46 percent and 12 percent, respectively, for the three months ended September 30, 1999, and approximately 40 percent and 18 percent, respectively, for the nine months ended September 30, 1999. These increases are driven by the results of the country music and regional sports cable television networks as well as certain cost containment efforts initiated during 1998. The decline in the third quarter EBITDA percentage increase is explained, in part, by lower ratings for TNN.

RESIDUAL COSTS OF DISCONTINUED BUSINESSES

The Corporation's results of operations are unfavorably affected by certain costs remaining from divestitures of its industrial businesses. Following those divestitures, certain liabilities arising from these businesses remained with the Corporation, such as pension and postretirement benefit obligations for inactive and retired employees and certain environmental and litigation-related liabilities. The pension and postretirement benefit costs associated with these former employees, as well as administration costs associated with managing the retained liabilities, have been presented separately in the condensed consolidated statement of income.

For the three and nine months ended September 30, 1999, residual costs of discontinued businesses were $45 million and $130 million, respectively, and were primarily comprised of pension and postretirement benefit costs which totaled $44 million and $125 million, respectively. For the same periods during 1998, the residual cost totaled $41 million and $117 million, respectively, of which the combined pension and postretirement benefit costs totaled $41 million and $115 million, respectively. The increase in costs during 1999 is a result of the sale of Power Generation in August 1998 and the retention of certain benefit obligations. In addition, following the 1999 first quarter sale of Energy Systems and Government Operations, the quarterly costs have increased by an additional $5 million. Prior to the sales, these costs were included in the respective businesses' results of operations which were reported in Discontinued Operations.

The Corporation's objective is to reduce this earnings constraint over the next few years by fully funding the pension plans and modifying postretirement benefits. However, management expects that these costs will continue to negatively affect operating results during future years.

OTHER INCOME, NET

Other income, net during the three and nine months ended September 30, 1999 decreased, compared to the prior year, by $2 million and $25 million, respectively. The decrease in the nine month period primarily reflects the previously discussed $24 million special charge recorded in the second quarter of 1999 for certain obligations associated with TeleNoticias and a reduction in income from various other sources. This decline was partially offset by a net gain of $8 million recognized during the first quarter of 1999 on the disposal of a corporate aircraft.

INTEREST EXPENSE, NET

Interest expense, net from Continuing Operations for the three and nine months ended September 30, 1999, decreased by $66 million, or 59 percent, and $129 million, or 47 percent, respectively. The decrease was driven by a reduction in 1999 average debt compared to 1998. Average debt was primarily affected by cash proceeds received from Infinity Broadcasting for the repayment of an intercompany note subsequent to its December 1998 initial public offering (IPO), which was used by CBS to pay down debt, the timing of major acquisitions and divestiture transactions and the repurchase of shares under the Corporation's and Infinity Broadcasting's stock repurchase programs.

During the nine month period ended September 30, 1999, the Corporation had only minimal levels of borrowings under its credit facility and reduced available borrowing capacity under its credit facility from $4.0 billion to $3.0 billion (see Revolving Credit Facility in Liquidity and Capital Resources). The Corporation also redeemed and purchased debt securities totaling approximately $577 million.

Future interest expense will be dependent on the Corporation's financing strategy in future acquisitions, additional activity under the Corporation's and Infinity Broadcasting's stock repurchase programs, use of proceeds from dispositions, and the funding of pension, postretirement benefit obligations, remaining divestiture costs and retained liabilities of discontinued businesses as well as the Corporation's performance.

INCOME TAXES

The Corporation's Continuing Operations effective tax rate was 60 percent and 58 percent for the three and nine months ended September 30, 1999, respectively, and during the same periods in 1998, the effective tax rate was in excess of 100 percent. The decrease in the effective tax rate is due to the Corporation's higher operating profit and lower interest expense. These rates are significantly higher than the US federal statutory rate of 35 percent primarily due to the amortization of non-deductible goodwill associated with the media acquisitions of recent years. Such permanent differences between book income and taxable income can significantly impact the provision and, depending upon the Corporation's level of income or loss and the effect of non-recurring transactions, can cause dramatic fluctuations in the Corporation's effective tax rate.

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES

The increase in minority interest in income of consolidated subsidiaries is the result of the December 1998 IPO of Infinity Broadcasting, the Corporation's then wholly-owned radio and outdoor advertising business. The IPO reduced the Corporation's ownership interest in Infinity Broadcasting to approximately 82 percent. This results in the Corporation reflecting an offset in its consolidated financial statements for the minority interest holder's proportionate interest in post-IPO results of operations of Infinity Broadcasting. The Corporation's ownership interest subsequently increased to approximately 83 percent during the third quarter of 1999 as a result of Infinity Broadcasting's repurchase of its Class A common stock under a $500 million stock repurchase program announced late in the second quarter. The closing of the Outdoor Systems transaction will cause a dilution in the Corporation's ownership interest in Infinity Broadcasting from approximately 83 percent at September 30, 1999 to approximately 65 percent, excluding the dilutive effect of stock options.

EQUITY LOSSES OF UNCONSOLIDATED AFFILIATED COMPANIES

At the end of the second quarter and throughout the third quarter of 1999, the Corporation closed on a number of strategic investments focused on growing its Internet based operations. The Corporation received an equity interest in these Internet companies, in exchange for cash and future advertising and promotion time on CBS's and Infinity Broadcasting's media properties. During the third quarter of 1999, the Corporation recognized its proportionate share of losses in these Internet based companies and the amortization of the difference between CBS's investment in these entities and its proportionate ownership share in the underlying net assets of these companies, which totaled $28 million, net of taxes. See note 3. Future equity losses in Internet based companies the Corporation has invested in are expected to increase dramatically as the number of such equity investments expands and as the full year impact of such losses is recognized. Additionally, these Internet based companies will recognize marketing and promotional expenses as the Corporation delivers its advertising and promotional time. Therefore, future losses for the Internet based companies are expected to grow significantly, which in turn will increase the equity losses for which the Corporation must recognize its proportionate share. Because of the expected growing significance of these non-cash equity losses and amortization commencing in the third quarter 1999, the Corporation reported this amount as a separate line item in the condensed consolidated statement of income.

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

To address the Year 2000 issue, the Corporation has undertaken efforts to identify, modify or replace and test systems that may not be Year 2000 compliant. The Corporation estimates its cost to achieve Year 2000 compliance to be approximately $36 million, of which $31 million has been incurred through September 30, 1999. Approximately 36% of the total expenditures relate to replacement of existing systems. The Corporation has and expects to continue funding these costs through its cash flows from operations and expense modification costs as incurred.

The Corporation's centrally managed mission-critical systems are essentially Year 2000 compliant with remediation and testing approximately 98 percent complete on all high-risk assets and systems and approximately 90 percent complete on all medium-risk assets and systems. The Corporation expects to have the remaining high-risk and medium-risk assets and systems tested and compliant before the end of 1999.

The Corporation believes that it will complete its Year 2000 effort and will be compliant on time. The Corporation has also developed formal contingency plans, implementation of which is substantially complete, to ensure continued business operations in case of Year 2000 related disruptions. The Corporation has established a center to monitor performance, identify and prioritize issues and communicate with its senior management team throughout the most critical crossover period. The Corporation also believes that, based on its current plan of identifying and scheduling the required personnel and its ability to secure access to additional equipment necessary to meet all mission-critical business processes, it will be adequately prepared for contingency measures if the need arises.

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

Management believes that it is difficult to fully assess the risks of the Year 2000 problem due to numerous uncertainties surrounding the issue and that the primary risks are external to the Corporation and relate to the Year 2000 readiness of its suppliers and customers.

The inability of the Corporation or its suppliers or customers to adequately address the Year 2000 issues on a timely basis could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. Accordingly, the Corporation has devoted and continues to devote the resources it concludes are appropriate to address all significant Year 2000 issues in a timely manner.

DISCONTINUED OPERATIONS

Under various disposal plans adopted in recent years, the Corporation has essentially disposed of the remaining industrial businesses. These businesses have been classified as Discontinued Operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." During the first and second quarter several businesses were sold for $250 million in cash and the assumption by the buyer of liabilities and commitments totaling approximately $970 million, all in accordance with the terms of the divestiture agreements. The pre-tax and after-tax gains on these disposals totaled $520 million and $384 million, respectively, which was subsequently increased during the third quarter by $20 million and $12 million on a pre-tax and after-tax basis, respectively, due to the favorable resolution of a purchase price adjustment associated with a business divested in the second quarter of 1999. See note 7.

Following the divestitures discussed above, net liabilities of Discontinued Operations declined. At September 30, 1999, assets primarily consist of the portfolio investments remaining from the 1992 decision to exit the financial services business. These portfolio investments, which consist primarily of the leasing portfolio, generally are expected to liquidate through the year 2015 in accordance with contractual terms. At September 30, 1999, liabilities of Discontinued Operations primarily consist of the liability for estimated loss on disposal of $1,284 million and debt of $418 million. Management believes that the liability for estimated loss on disposal of Discontinued Operations is adequate to provide for the portfolio investments' estimated results of operations through the expected date of liquidation and other obligations associated with the disposal of the industrial business including the costs to dispose of surplus property held for sale, contractual indemnifications and unresolved purchase price adjustments. During the fourth quarter of 1999 the Corporation expects to resolve the purchase price adjustments arising from the divestiture of its industrial businesses that were sold in the first quarter of 1999. The resolution of these adjustments will reduce the liability for estimated losses on disposals and is expected to use approximately $50 million to $125 million in cash flow from Continuing Operations in the fourth quarter of 1999. Debt of Discontinued Operations includes only the amount that will be repaid through the liquidation of the portfolio investments. Certain other divestiture costs and contingencies that related to the industrial businesses also will remain with the Corporation.

Except for cash flows related to the portfolio investments and the associated debt, all future cash inflows and outflows of Discontinued Operations will affect Continuing Operations liquidity and interest expense.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS
(unaudited, in millions)

                                           THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------    ------------------------------------
                                            SALES OF
                                          PRODUCTS AND      OPERATING PROFIT    SALES OF PRODUCTS   OPERATING PROFIT
                                            SERVICES             (LOSS)           AND SERVICES           (LOSS)
                                          1999     1998      1999      1998      1999      1998      1999      1998
=====================================================================================================================
Industrial businesses                       $4     $465      $(2)      $(6)      $122    $1,861     $(20)    $(180)
Financial Services                           3        5       (7)       (5)         9        18      (21)      (14)
---------------------------------------------------------------------------------------------------------------------
Total                                       $7     $470      $(9)     $(11)      $131    $1,879     $(41)    $(194)
=====================================================================================================================

The results presented in the table above include sales and operating profit for the Corporation's industrial and financial services businesses after the measurement date and are charged directly to the liability for estimated loss on disposal.

Sales for the industrial businesses during the three and nine months ended September 30, 1999 declined $461 million and $1,739 million, respectively, compared to the same periods during 1998. These declines primarily reflect the sale of several of the Corporation's industrial operations throughout 1998 and 1999. Financial services sales reflect the continued liquidation of the remaining portfolio investments.

The divestiture of the industrial businesses also reduced the operating losses during the three and nine months ended September 30, 1999 compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

In 1998, the Corporation formed Infinity Broadcasting, a new company comprising the Infinity segment of the Corporation. In December 1998, Infinity Broadcasting sold 18.2 percent of its common stock in an IPO, generating $3.2 billion of proceeds ($3.0 billion, net of offering costs). The Corporation, as the parent company of Infinity Broadcasting, received the benefit of nearly 90 percent of the proceeds from Infinity Broadcasting's stock offering through the payment by Infinity Broadcasting of an intercompany note and certain other intercompany transactions. These proceeds were used by the Corporation to repay its revolving credit borrowings and for general corporate purposes.

Because of the minority interest in Infinity Broadcasting following the stock offering, certain modifications have been made to the Corporation's cash management practices. Of the $185 million in cash and cash equivalents presented on the Corporation's condensed consolidated balance sheet, the Corporation, as the parent company of Infinity Broadcasting, has direct access to $56 million. The remaining cash balance is available to the Corporation if Infinity Broadcasting were to pay a dividend on all of its common stock. Infinity Broadcasting does not anticipate paying any dividends in the near term. Additionally, under the terms of an intercompany agreement and a tax sharing agreement, Infinity Broadcasting reimburses the Corporation in cash for certain services provided and its standalone income tax liability. The tax payments to the Corporation will cease upon the deconsolidation of Infinity Broadcasting from the Corporation's consolidated U.S. federal tax return which would result upon the consummation of the Outdoor Systems merger. For the nine months ended September 30, 1999, Infinity Broadcasting paid to the Corporation approximately $200 million for its standalone income tax liability. Cash generated by Infinity Broadcasting's operations is expected to be retained by Infinity Broadcasting for use in its operations or for investing. Management does not believe that this segregation of cash will materially impact the Corporation's liquidity.

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

OPERATING ACTIVITIES

The operating activities of Continuing Operations provided cash of $676 million during the nine months ended September 30, 1999 and $342 million during the nine months of 1998. This increase relates primarily to the improved operating results of the Infinity and Television segments during 1999.

Cash contributed to the Corporation's pension plans totaled $199 million during the first nine months of 1999 and $198 million during the same period in 1998. The Corporation's contribution level for 1999 is expected to approximate $270 million (including the $199 million contribution made in the first nine months of 1999) and is consistent with the Corporation's goal to fully fund its qualified pension plans over the next several years.

Over the next several years it is likely that a portion of the future advertising and promotion time exchanged for an equity interest in Internet based companies may displace advertising inventory that could otherwise be sold by the Corporation for cash.

The operating activities of Discontinued Operations used cash of $162 million during the first nine months of 1999 compared to $326 million during the same period in 1998. The cash flows during the first nine months of 1999 primarily reflect cash used in the operations of the Energy Systems and Government Operations businesses through their date of disposition in March 1999 while the cash flows during the same period in 1998 primarily reflect the cash used in the operations of its Power Generation business through its disposition in August 1998 as well as the Energy Systems and Government Operations businesses.

With the completion of the sale of essentially all of the Corporation's remaining industrial operations in 1998 and 1999, future operating cash flows of Discontinued Operations will consist primarily of disposal and other costs associated with the industrial businesses. During the fourth quarter of 1999 the Corporation expects to resolve the purchase price adjustments arising from the divestiture of its industrial businesses that were sold in the first quarter of 1999. The resolution of these adjustments is expected to use approximately $50 million to $125 million in cash flow from Continuing Operations in the fourth quarter of 1999. Cash flows associated with the financial services business, including interest cost on debt of Discontinued Operations and the repayment of that debt, will be paid through the continued liquidation of portfolio investments and are not expected to impact future cash flows from Continuing Operations. Cash taxes arising from the liquidation of the Corporation's lease portfolio are expected to be funded by cash from Continuing Operations over the next 15 years.

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

INVESTING ACTIVITIES

Investing activities used cash of $63 million and provided cash of $192 million during the first nine months of 1999 and 1998, respectively. Investing cash inflows from business divestitures and other asset liquidations totaled $405 million and $1.7 billion during the first nine months of 1999 and 1998, respectively. Asset liquidations in 1999 primarily relate to the sale of certain of the Corporation's industrial operations for approximately $250 million in cash. In addition, during 1999, approximately $59 million was received from the divestiture of several media properties. Investing cash outflows during 1999 primarily relate to the acquisition of three radio stations, a television station, two transit advertising companies and a radio dating service for $321 million, a portion of which was funded by deposits held in acquisition trust. In addition, investing cash outflows included payments for Internet based and other investments totaling approximately $70 million. For the same period during 1998, the Corporation had investing cash inflows primarily related to the sale of Power Generations for $1.2 billion and cash outflows related to the acquisition of American Radio for $1.4 billion in cash plus the assumption of debt.

The Corporation's capital expenditures for Continuing Operations during the first nine months of 1999 and 1998 totaled $92 million and $89 million, respectively. During the second quarter of 1999 the Corporation entered into a satellite service arrangement that requires an advance payment of approximately $65 million, which will become payable in October 2000. The Corporation has committed to contribute approximately $50 million to a fund aimed at providing minorities and women with access to capital to acquire and operate radio and television stations. With the sale of essentially all the remaining industrial businesses, future capital expenditures for Discontinued Operations will essentially be eliminated.

FINANCING ACTIVITIES

Cash used by financing activities during the first nine months of 1999 totaled $1,035 million compared to $138 million during the same period in 1998.

Total financing cash outflows during the first nine months of 1999 primarily reflect the repurchase or redemption of certain outstanding debt for $577 million as well as the purchase of 11,466,500 shares of CBS common stock for $489 million. During the same period in 1998 total financing outflows primarily reflect the purchase of 25,273,000 shares of CBS common stock for $777 million partially offset by the issuance of long-term debt. In addition, with Infinity Broadcasting's June 17, 1999 announcement of its $500 million stock repurchase plan, 16,561,200 shares of Infinity Broadcasting's Class A common stock for $453 million had been repurchased through September 30, 1999, of which $439 million was settled.

Funds utilized in connection with 1999 and 1998 debt repurchases and redemptions as well as the purchase of common stock were primarily derived from cash proceeds received from the December 1998 Infinity Broadcasting IPO, the Corporation's cash flow from operations and asset dispositions. Future purchases of common stock under the programs will be guided by financial policies that are consistent with maintaining an investment grade rating. In addition, financing cash outflows during the first nine months of 1998 reflect the Corporation's payment of a $36 million dividend on its common stock. Subsequent to March 1, 1998, the Corporation suspended dividend payments on its common stock so that cash could be used to better enhance shareholder value.

Cash inflows from financing activities during the first nine months of 1999 and 1998 primarily reflect the issuance of the Corporation's stock in connection with certain employee compensation and benefit plans totaling $226 million and $324 million, respectively.

The Corporation is considering various alternatives with respect to its Internet strategy, including pursuing a spin-off or creation of a tracking stock for its Internet interests.

REVOLVING CREDIT FACILITY

On March 15, 1999, the Corporation amended its revolving credit agreement reducing the total available borrowings from $4.0 billion to $3.0 billion of which, effective November 2, 1999, up to $1.5 billion was available to Infinity Broadcasting. The Corporation is in the process of amending its credit agreement to allocate $1.5 billion of the $3.0 billion facility to Infinity Broadcasting for its exclusive use. The amendment is generally not expected to modify the terms existing under the credit facility agreement. At September 30, 1999, borrowings under the credit facility totaled $250 million.

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

Borrowing availability under the credit agreement is subject to compliance with certain covenants, a maximum leverage ratio, minimum interest coverage ratio and minimum consolidated net worth. Certain of the financial covenants become more restrictive over the term of the agreement. At September 30, 1999, the Corporation was in compliance with the financial covenants.

REGULATORY MATTERS

Approval by the FCC of the Corporation's acquisitions of Old Infinity (formerly Infinity Media Corporation) in 1996 and American Radio in 1998 contained a number of temporary conditional waivers of the FCC's rules respecting the common ownership in the same market of radio and television stations (formerly known as the "one-to-a-market" rule). These waivers were granted subject to the outcome of then pending rulemaking in which a review of the one-to-a-market rule had been proposed.

The FCC recently issued its Report and Order with respect to the referenced rule as well as to the rule prohibiting common ownership of television stations with certain overlapping signals (the "television duopoly" rule). The Orders adopted a new radio/television cross-ownership rule allowing a single party to own in a market (a) up to two television stations (if permitted by the television duopoly rule) and up to six radio stations or (b) one television station and seven radio stations, in both instances under certain circumstances. With respect to the television duopoly rule, the Report and Order allows the common ownership of television stations located in different Designated Market Areas (DMAs) regardless of signal overlap and also permits ownership of two television stations in the same market, in both instances under certain circumstances.

Under the Report and Order, the Corporation is to submit within sixty days of the Order, a showing as to its compliance or non-compliance with the new radio/television cross-ownership rule in those markets where it currently has temporary conditional waivers. The Corporation anticipates being able to demonstrate compliance with the new rule in all markets other than Los Angeles, Chicago and Dallas-Fort Worth, in each of which the Corporation owns attributable interests in eight radio stations and one television station, and in Baltimore/Washington D.C. area where the Corporation has attributable interests in one television station and eleven radio stations. As to those four markets the Report and Order will continue temporary conditional waivers until 2004, at which time the FCC will review its radio/television cross-ownership rule, and the Corporation will have an opportunity to demonstrate that the continued ownership of an eighth radio station in these markets would serve the public interest.

In connection with the Viacom/CBS merger, FCC approval will be requested on November 16, 1999 for the transfer of control to Viacom of the television and radio station licenses currently controlled by the Corporation. The combined company will be required to divest some of its broadcasting assets in order to obtain such FCC approval. In particular, the television stations currently held by both entities together reach more of the maximum percentage of U.S. television households permitted by the FCC. Accordingly, in the absence of changes to this "national cap" rule, the combined company will have to reduce the overall audience reach, calculated for FCC purposes, from approximately 41 percent to less than 35 percent of U.S. television households.

In addition, the combined company would not be permitted to continue the temporary conditional waivers of the radio television cross-ownership rule until 2004, and the addition of certain Viacom television stations will obligate the combined company to divest additional radio stations. In total, subject to clarification of the radio television cross-ownership rule as it applies to circumstances in which radio stations are located in a separate DMA from a commonly-owned television station, which is the case in Baltimore and Sacramento, the combined company may be required to divest as many as ten radio stations (Los Angeles (1), Chicago (1), Dallas (2), Washington/Baltimore (4) and Sacramento (2)) in order to comply with the radio television cross-ownership rule.

The combined company would hold licenses for two television stations in six markets -- Philadelphia, Boston, Dallas, Detroit, Miami and Pittsburgh. In the event that the common ownership of two television stations in each of these markets does not comply with newly-adopted FCC rules permitting in-market TV duopolies in certain circumstances, the combined company could be required to divest a television station in one or more of these markets. The combined company may also be required to divest additional broadcast stations in the event that the Commission's recent relaxation of its multiple ownership restrictions fails to become effective, or is stayed, reconsidered or modified by the FCC or by a court. The combined company may also have to reduce or divest its interest in the United Paramount Network to comply with the rules limiting the common ownership of certain television networks.

In order to consummate the Viacom/CBS merger on an orderly and timely basis, Viacom and CBS may request deferred enforcement of FCC rules or seek other regulatory relief.

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

Under the FCC's schedule, the Corporation was required to build digital facilities by May 1, 1999 for the eight stations it owns in the ten largest television markets, and by November 1, 1999 for the five television stations it owns in television markets 11-30. The Corporation has begun transmitting digital broadcasts in New York, San Francisco, Philadelphia, Los Angeles, Detroit and Dallas. The Corporation has pending applications for a second extension of its digital construction permits in Chicago and Boston, and applications for a first extension in Minneapolis, Miami, Denver, Pittsburgh and Baltimore. The Corporation's three television stations in markets below the largest 30 must construct digital facilities by May 1, 2002. Timely applications for construction permit have been filed with respect to those stations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts but rather reflect the Corporation's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Corporation's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

Such risks, uncertainties and factors include, but are not limited to: the timing, impact and other uncertainties related to future acquisitions by the Corporation; the Corporation's ability to develop and/or acquire television programming and to attract and retain advertisers; the impact of significant competition from both over-the-air broadcast stations and programming alternatives such as cable television, wireless cable, in-home satellite distribution services and pay-per-view and home video entertainment services; the impact of new technologies including the magnitude of equity losses and other uncertainties related to the Corporation's Internet based investments; the impact of the year 2000 transition; changes in Federal Communications Commission regulations; uncertainties related to certain litigation, environmental and other liabilities associated with the Corporation's former industrial businesses; and such other competitive and business risks as from time to time may be detailed in the Corporation's Securities and Exchange Commission reports.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

(a) The Corporation has been defending, in the USDC for the Western District of Pennsylvania (the District Court), consolidated class and derivative actions and an individual lawsuit brought by shareholders against the Corporation, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), previously subsidiaries of the Corporation, and/or certain present and former directors and officers of the Corporation, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in the Corporation's public filings concerning the financial condition of the Corporation, WFSI, and WCC in connection with a $975 million charge to earnings announced on February 27, 1991; a public offering of the Corporation's common stock in May 1991; a $1,680 million charge to earnings announced on October 7, 1991; and alleged misrepresentations regarding the adequacy of internal controls at the Corporation, WFSI, and WCC. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims with leave to replead certain claims in both actions. Both actions were subsequently repled. On January 20, 1995, the District Court again dismissed the derivative complaint in its entirety. Also on January 20, 1995, the court dismissed class action claims but granted plaintiffs the right to replead certain of the claims. Plaintiffs in the class action did not replead the claims, and on February 28, 1995, the court dismissed these claims in their entirety. Plaintiffs in both the derivative and class action suits appealed the rulings and dismissals of their claims by the District Court to the Third Circuit. (In the derivative action, the Third Circuit affirmed the dismissal of this action by the District Court.) In July 1996, the Third Circuit affirmed in part and reversed in part the class action claims. Pursuant to this ruling, the class action claims have been remanded to the District Court. In 1997, two similar class action suits were brought against the Corporation in the District Court. These cases allege similar facts and include the same defendants as in the previous class action complaint filed in the District Court. In November 1997, the District Court dismissed both of these actions. In March 1999, the attorneys who filed the derivative action described herein filed a new derivative action based on the same allegations previously asserted and dismissed. The parties to the class actions and a derivative action reached an agreement to settle the matters for a total cost of approximately $67 million, funded in large part by the Corporation's liability insurers. On October 19, 1999, the district court approved the settlements.

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

         Between May 26, 1999 and June 10, 1999, WAK purported to register the judgment from Pakistan in the United States and execute upon the same against the Corporation and others in the amount of approximately $1.5 billion. On June 14, 1999, the Corporation and Westinghouse International filed an action in the United States District Court for the Eastern District of Pennsylvania (the "Federal Court") seeking, among other things, a declaration that the parties' disputes are subject to arbitration under the authority of the ICC and enjoining WAK from registering, levying based upon, or otherwise attempting to execute and enforce in any manner any levy or any other execution action taken under the default judgment entered by the Lahore Court. On June 16, 1999, the Federal Court entered an order restraining WAK from registering or otherwise seeking to enforce any judgment based upon the judgment entered by the Lahore Court. Also, on June 17, 1999, the Lahore High Court, where the judgment is on appeal, entered an order suspending operation and enforcement of the judgment entered by the Lahore Court pending a hearing. On July 20, 1999, the Federal Court issued an order stating that its June 16,

         1999 Order "remains in full force and effect until a further Order of this court." On September 15, 1999, a hearing was held before the Lahore High Court on the Corporation's appeal on the default judgement and plaintiff's appeal on the suspension of enforcement of the judgement. A ruling has not yet been issued.

         Management believes that the Buyer has assumed all liabilities of the Corporation with respect to this matter and, that the Arbitration should take precedence over the Lahore Court Action.

(c) The Corporation and the individual members of its Board of Directors have been named as defendants in actions filed in Pennsylvania in the Philadelphia County Court of Common Pleas Trial Division and in New York in the Supreme Court of New York County of New York in connection with the contemplated merger of the Corporation with Viacom. The action in Pennsylvania is entitled RYWELL V. CBS CORP. (No. 9909-0139, filed September 7, 1999) and the action in New York is entitled ROBERT H. SHENKER MONEY PURCHASE TRUST V. CONRADES (No. 99118708, filed September 7, 1999). Counsel for the plaintiffs in each of these actions has advised the Court in Philadelphia that they intend to file an amended complaint in that Court and to seek to stay the New York action. In these proceedings, the plaintiffs, purportedly on behalf of themselves and other shareholders of the Corporation, primarily assert that (i) the individual members of the Corporation's Board of Directors have failed to act to maximize shareholder value, including by failing to properly consider or solicit other bids for the Corporation, to hold a public auction for the Corporation or to conduct a market check, and have acted according to their own personal interests, rather than to their fiduciary obligations, and (ii) the merger of the Corporation with Viacom does not provide sufficient value to the Corporation and its shareholders, especially in light of the Corporation's current and prospective financial condition and the trading prices for the Corporation's common stock immediately prior to the announcement of the merger of the Corporation into Viacom. The plaintiffs seek to enjoin the merger with Viacom, unquantified damages, costs and disbursements, and other remedies, and seek to have the defendants conduct an auction to maximize shareholder value.

(d) On December 15, 1998, John F. Gritzer, along with six other individuals, brought suit against the Corporation and the Westinghouse Pension Plan (the "Plan") in the federal district court for the Western District of Pennsylvania (the "Court"). The suit alleges that the Corporation violated the terms of the Plan and breached its fiduciary duty as Plan Administrator. Plaintiffs were employees of the Corporation until the Corporation sold the division in which the plaintiffs were employed. Plaintiffs continued their employment with the buyer of the business until plaintiffs were involuntary terminated in 1995. Plaintiffs claim that as a result of their termination, they are entitled to special retirement benefits under the Plan by virtue of the terms of the Plan and a reciprocal service agreement contained in the asset purchase agreement between the Corporation and the buyer. On October 14, 1999, the Court certified as a class all persons in the Plan who were (i) transferred to another corporation in connection with a transfer of assets, (ii) under a purchase agreement that included a reciprocal service agreement, (iii) who were terminated through no fault of their own, and (iv) who met the requisite age-service combination for special early retirement pensions. The Corporation opposed class certification. The Court declined to grant class status with respect to the claims for breach of fiduciary duty. A case involving similar facts was recently tried before the Court. The Court in that case granted the Corporation's motion for a directed verdict.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)    EXHIBITS

      (3)   ARTICLES OF INCORPORATION AND BYLAWS

            (a) The Restated Articles of Incorporation of the Corporation, as amended to October 27, 1999.

            (b) The Bylaws of the Corporation, as amended to May 4, 1999, are incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended June 30, 1999.

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

            (b*) The CBS Corporation Annual Performance Plan, as amended to July 28, 1999, is incorporated herein by reference to Exhibit
                  10.19 to the report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999.

            (c*) The CBS Corporation 1993 Long-Term Incentive Plan, as amended to July 28, 1999, is incorporated herein by reference to
                  Exhibit 10.16 to the report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999.

            (d*) The CBS Corporation 1991 Long-Term Incentive Plan, as amended to July 28, 1999, is incorporated herein by reference to
                  Exhibit 10.15 to the report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999.

            (e*) The CBS Corporation 1984 Long-Term Incentive Plan, as amended to November 1, 1996, is incorporated herein by reference to
                  Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1996.

            (f*) Amended and Restated Infinity Broadcasting Corporation Stock Option Plan is incorporated herein by reference to Exhibit 4.4 to the Corporation's Registration Statement No. 333-13219 on Post-Effective Amendment No. 1 on Form S-8 to Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.

            (g*) The Westinghouse Executive Pension Plan, as amended as of July 28, 1999, is incorporated by reference to Exhibit 10.20 to the report on Form 10-Q of Infinity Broadcasting Corporation for the quarter ended September 30, 1999.

            (h*) CBS Supplemental Executive Retirement Plan, as amended to April 1, 1999.

            (i*) CBS Bonus Supplemental Executive Retirement Plan, as amended to April 1, 1999.

            (j*) CBS Supplemental Employee Investment Fund, as amended as of January 1, 1998.

            (k*) The CBS Corporation Deferred Compensation and Stock Plan for Directors, as amended as of July 28, 1999.

            (l*) The Corporation's Director's Charitable Giving Program, as amended to April 30, 1996, is incorporated herein by reference to Exhibit 10(g) to Form 10-Q for the quarter ended June 30, 1996.

            (m*) The Corporation's Advisory Director's Plan Termination Fee Deferral Terms and Conditions, dated April 30, 1996, is incorporated herein by reference to Exhibit 10(i) to Form 10-Q for the quarter ended June 30, 1996.

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

            (p*) Employment agreement between a subsidiary of the Corporation, CBS Broadcasting Inc. (formerly CBS Inc.) and Leslie Moonves entered into as of May 17, 1995, and amended as of January 20, 1998, is incorporated herein by reference to Exhibit 10(u) to Form 10-K for the year ended December 31, 1997.

            (q*) Amendment entered into as of July 5, 1999 to employment agreement between CBS Broadcasting Inc. and Leslie Moonves entered into as of May 17, 1995 as amended as of January 20, 1998.

            (r*) Agreement between the Corporation and Fredric G. Reynolds dated March 2, 1999 is incorporated herein by reference to
                  Exhibit 10(q) to Form 10-Q for the quarter ended March 31,
                  1999.

            (s*) Agreement between the Corporation and Louis J. Briskman dated March 2, 1999 is incorporated by reference to Exhibit 10(r) to Form 10-Q for the quarter ended March 31, 1999.

            (t*) The Infinity Broadcasting Corporation 1998 Long-Term Incentive Plan, as amended to April 1, 1999, is incorporated by reference to Exhibit 10.17 to the Infinity report on Form 10-Q for the quarter ended September 30, 1999.

            (u*) The Infinity Broadcasting Corporation Executive Annual Incentive Plan is incorporated by reference to Exhibit 10.18 to the Infinity Registration Statement No. 333-63727 on Form S-1, Amendment No. 4 filed with the SEC on December 4, 1998.

            (v) The $5.5 billion Credit Agreement among the Corporation, the Lenders parties thereto, NationsBank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, dated August 29, 1996, is incorporated herein by reference to
                  Exhibit 10(l) to Form 10-Q for the quarter ended September 30, 1996.

            (w) First Amendment, dated as of January 29, 1997 to the Credit Agreement, dated as of August 29, 1996, among CBS Corporation, the Lenders parties thereto, NationsBank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(p) to Form 10-Q for the quarter ended March 31, 1997.

            (x) Second Amendment, dated as of March 21, 1997, to the Credit Agreement, dated as of August 29, 1996, as amended by the First Amendment thereto dated as of January 29, 1997, among the Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, NationsBank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(q) to Form 10-Q for the quarter ended March 31, 1997.

            (y) Third Amendment dated as of March 3, 1998, to the Credit Agreement dated as of August 29,

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

            (z) Fourth Amendment, dated as of February 26, 1999, to the CBS Corporation Credit Agreement, dated as of August 29, 1996, as amended by the First, Second, and Third Amendments, dated January 29, 1997, March 21, 1997 and March 3, 1999, respectively, among CBS Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent is incorporated by reference to Exhibit 10.9 to Form 10-Q of Infinity Broadcasting Corporation for the quarter ended March 31, 1999.

            (aa) Asset Purchase Agreement, dated June 25, 1998, between the Corporation and WGNH Acquisition, LLC, an entity owned 60 percent by Morrison Knudson Corporation and 40 percent by BNFL USA Group, Inc., relating to the Corporation's Energy Systems Business Unit is incorporated by reference to Exhibit 10(w) to Form 10-Q for the quarter ended June 30, 1998.

            (bb) Asset Purchase Agreement, dated June 25, 1998, between the Corporation and WGNH Acquisition, LLC, an entity owned 60 percent by Morrison Knudson Corporation and 40 percent by BNFL USA Group, Inc., relating to the Corporation's Government and Environmental Services Company is incorporated by reference to
                  Exhibit 10(x) to Form 10-Q for the quarter ended June 30,
                  1998.

            (cc) Intercompany Agreement between the Corporation and Infinity Broadcasting Corporation dated as of December 15, 1998 is incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 1998.

            (dd) Tax Sharing Agreement between the Corporation and Infinity Broadcasting Corporation dated as of December 15, 1998 is incorporated by reference to Exhibit 10(y) to Form 10-K for the year ended December 31, 1998.

            (ee) Agreement and Plan of Merger, dated as of March 31, 1999, by and among King World Productions, Inc., the Corporation and K Acquisition Corp. is incorporated herein by reference to
                  Exhibit 2.1 to the report on Form 8-K of King World Productions, Inc. filed with the SEC on April 1, 1999.

            (ff) Amendment No. 1, dated as of September 8, 1999, to the Agreement and Plan of Merger, dated as of March 31, 1999, by and among King World Productions, Inc., the Corporation and K Acquisition Corp., is incorporated herein by reference to
                  Exhibit 2.1 to the report on Form 8-K filed with the SEC on September 15, 1999.

            (gg) Stockholders Agreement dated as of March 31, 1999, among the Corporation and the stockholders named therein, is incorporated by reference to the Registration Statement No. 333-84761 on Form S-4 filed with the SEC on August 9, 1999.

            (hh) Amendment No. 1, dated as of June 1, 1999, to the Stockholders Agreement dated as of March 31, 1999, among the Corporation and the stockholders named therein, is incorporated by reference to the Registration Statement No. 333-84761 on Form S-4 filed with the SEC on August 9, 1999.

            (ii) Amendment No. 2, dated as of October 5, 1999, to the Stockholders Agreement dated as of March 31, 1999, among the Corporation and the stockholders named therein, is incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement No. 333-84761 on Form S-4 filed with the SEC on November 5, 1999.

            (jj) Voting Agreement, dated as of September 6, 1999, between National Amusements, Inc. and the Corporation, is incorporated by reference to Exhibit 99.2 to the report on Form 8-K filed with the SEC on September 8, 1999.

            (kk) Stockholder Agreement, dated as of September 6, 1999, between National Amusements, Inc. and the Corporation, is incorporated by reference to Exhibit 99.3 to the report on Form 8-K filed with the SEC on September 8, 1999.

            (ll) Agreement and Plan of Merger, dated as of May 27, 1999, among Infinity Broadcasting Corporation, Burma Acquisition Corp. and Outdoor Systems, Inc., is incorporated herein by reference to
                  Exhibit 99.1 to the report on Form 8-K of Outdoor Systems, Inc., filed with the SEC on June 3, 1999.

            (mm) Amendment No. 1, dated as of June 16, 1999, to the Agreement and Plan of Merger, dated as of May 27, 1999, among Infinity Broadcasting Corporation, Burma Acquisition Corp. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit
                  99.2 to Infinity Broadcasting Corporation's report on Form 8-K, filed with the SEC on June 25, 1999.

            (nn) Stockholders Agreement, dated as of May 27, 1999, among Infinity Broadcasting Corporation, William S. Levine, Arturo
                  R. Moreno, Carole D. Moreno, Levine Investments Limited Partnership and BRN Properties Limited Partnership, is incorporated herein by reference to Exhibit 99.2 to the report on Form 8-K of Outdoor Systems, Inc., filed with the SEC on June 3, 1999.

            (oo) Amendment No. 1, dated July 15, 1999, to the Stockholders Agreement dated May 27, 1999 among the Corporation and the stockholders named in the agreement is incorporated by reference to Exhibit 24 to Registration Statement No. 333-88363 on Form S-4 filed by Infinity Broadcasting Corporation with the SEC on October 4, 1999.

            (pp) Voting Agreement, dated as of May 27, 1999, between CBS Broadcasting Inc. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.3 to the report on Form 8-K of Outdoor Systems, Inc., filed with the SEC on June 3, 1999.

            (qq) Amended and Restated Agreement and Plan of Merger dated as of October 8, 1999 between the Corporation and Viacom Inc. is incorporated herein by reference to Exhibit 2 to Form 8-K dated October 12, 1999.

            (rr*) Letter Agreement, dated as of September 6, 1999, between
                  Viacom Inc. and Mel Karmazin, is incorporated by reference to
                  Exhibit 99.4 to the report on Form 8-K filed with the SEC on September 8, 1999.

      (27)  FINANCIAL DATA SCHEDULE

--------
*  Identifies management contract or compensatory plan or arrangement.


B)  REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on July 30, 1999, filing a press release announcing the election of Leslie Moonves to the Board of Directors, effective July 28, 1999.

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on August 4, 1999, filing a press release concerning the Corporation's earnings for the second quarter of 1999 and financial information for the three months ended June 30, 1999.

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on September 8, 1999, filing an Agreement and Plan of Merger between Viacom Inc., and CBS Corporation.

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on September 15, 1999, filing Amendment No. 1 to an Agreement and Plan of Merger between King World Productions, Inc. and CBS Corporation.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 1999.




                                             CBS CORPORATION

                                       By:     /s/ ROBERT G. FREEDLINE
                                          --------------------------------------
                                                  ROBERT G. FREEDLINE
                                                   VICE PRESIDENT AND
                                                       CONTROLLER