Form 10-K
period 1999-12-31
CBS CORP
filed 2000-03-29
CIK 106413

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

    FOR THE YEAR ENDED DECEMBER 31, 1999

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

CBS Corporation had 767,184,087 shares of common stock outstanding at February 29, 2000. As of that date, the aggregate market value of common stock held by non-affiliates was approximately $44 billion.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The terms "we," "our," "us," "CBS" and "Corporation" as used in this Report on Form 10-K refer to CBS Corporation and its consolidated subsidiaries unless the context indicates otherwise.

PART I

ITEM 1.  BUSINESS.

GENERAL

CBS Corporation is one of the largest radio and television broadcasters in the United States and operates the largest outdoor advertising business in North America. We operate our businesses primarily in the United States through our Infinity, Television, Cable and Internet Group business segments. The Infinity segment consists of radio stations and outdoor advertising businesses. The Television segment consists of 16 owned and operated television stations which are integrated with our television network and television syndication operations. Our television and radio stations are operated under licenses from the Federal Communications Commission (FCC). The Cable segment consists of cable networks, including The Nashville Network (TNN), Country Music Television (CMT) and two regional sports networks. The Internet Group segment, formerly referred to as the New Media segment, consists of our interests in Internet based companies, certain of which are consolidated and others accounted for under the cost or equity method of accounting.

On September 6, 1999, we entered into an agreement and plan of merger, as amended, with Viacom Inc. (Viacom). Viacom is a diversified entertainment company with operations in six segments: Networks, Entertainment, Video, Parks, Publishing and Online. See note 2 to the financial statements.

We have dramatically redefined our business portfolio and strategic direction in recent years. Through acquisitions and divestitures we have essentially transformed ourselves from an industrial company to a media company. A number of significant acquisitions in 1999 and in recent years contributed to the successful execution of our strategy. We acquired CBS Inc. in November 1995; the radio and outdoor advertising business of Infinity Media Corporation in December 1996; Gaylord Entertainment Company's two major cable networks, TNN and CMT, in September 1997; the radio broadcasting operations of American Radio Systems Corporation (American Radio) in June 1998; the television syndication operations of King World Productions, Inc. (King World) in November 1999; and, through our majority owned subsidiary, Infinity Broadcasting Corporation (Infinity Broadcasting), acquired Outdoor Systems, Inc. (Outdoor Systems), an outdoor advertising business, now known as Infinity Outdoor, Inc. (Infinity Outdoor), in December 1999. For information about significant mergers and acquisitions, see note 2 to the financial statements.

We have also adopted various disposal plans that, in the aggregate, provide for the disposal or liquidation of all of our industrial and financial services businesses. The assets and liabilities and the results of operations for these businesses are classified as Discontinued Operations for all periods presented in our financial statements. At December 31, 1999, essentially all of the industrial businesses were divested, all in accordance with the terms of their respective agreements. See notes 12 and 19 to the financial statements.

In August 1998, we formed a new company named Infinity Broadcasting comprising our radio and outdoor advertising businesses. In December 1998, Infinity Broadcasting issued approximately 18% of its common stock in an initial public offering (IPO). After giving effect to the offering, we beneficially owned approximately 82% of Infinity Broadcasting's equity, which represented 96% of its combined voting power. On December 7, 1999, Infinity Broadcasting exchanged
1.25 of its shares of Class A common stock for each outstanding common share of Outdoor Systems. The closing of this transaction caused a reduction in our ownership and voting interests in Infinity Broadcasting to approximately 65% and 90%, respectively, excluding the dilutive effect of stock options, at December 31, 1999.

We were founded in 1886 and operate under a corporate charter granted by the Commonwealth of Pennsylvania in 1872.

 2        CBS CORPORATION

BUSINESS SEGMENTS

Financial and other information by segment is included in note 18 to the financial statements.

Infinity

The Infinity segment is comprised of the radio and outdoor advertising businesses of Infinity Broadcasting. The Infinity segment is characterized as out-of-home media because the majority of radio listening and virtually all viewing of outdoor advertising takes place in automobiles, transit systems, on the street and other locations outside the consumer's home, including listening to radio at work. Infinity Broadcasting acquired American Radio in June 1998 as part of its continued strategy of pursuing acquisitions in the top 50 markets. In December 1999, Infinity Broadcasting acquired Outdoor Systems.

On March 3, 2000, Infinity Broadcasting entered into an asset purchase agreement to acquire 18 radio stations, located in the top 50 markets, from Clear Channel Communications, Inc. (Clear Channel Communications) for approximately $1.4 billion. This transaction is expected to close by year-end 2000 and is subject to regulatory reviews and approvals. In addition, on March 21, 2000, Infinity Broadcasting announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately $425 million. This transaction is expected to close mid-year 2000.

Infinity Broadcasting owns and operates 162 radio stations located in 34 markets. Sixty-two of these radio stations are in the nation's ten largest radio markets. We believe that the presence of Infinity's radio stations in large markets makes it attractive to advertisers and that the overall diversity of its stations reduces its dependence on any single station, local economy, or advertiser. These stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, news/talk, adult contemporary, sports/talk, and country, and include leading franchises in news, sports, and personality programming. Infinity Broadcasting also has a minority equity investment in Westwood One, Inc. (Westwood One), which it manages. Westwood One produces and distributes syndicated and network radio programming and also manages the CBS Radio Network. In order to take advantage of the growing opportunity in the internet market, the vast majority of the radio stations operate web sites. These web sites focus on the local markets, promoting the stations' talent and programming, and providing news, information and entertainment, as well as other services to the stations' listeners.

Infinity Broadcasting operates the largest outdoor advertising business in North America through its wholly owned subsidiaries. Our outdoor advertising business sells advertising space throughout the United States, United Kingdom, Republic of Ireland, Canada, Mexico and the Netherlands on various media, including buses, trains, malls, train platforms and terminals throughout commuter rail systems, and on painted billboards, eight and thirty-sheet posters and phone kiosks.

Television

The Television segment consists of three integrated operations: the CBS television network; our owned and operated television stations; and our television syndication operations. In November 1999, we acquired King World, a leading syndicator of television programming.

The CBS television network produces or acquires, and distributes a comprehensive schedule of news, public affairs, entertainment and sports programming, to our owned and operated television stations and more than 200 affiliates. Our owned and operated television stations and domestic affiliates serve, in the aggregate, all 50 states and the District of Columbia. The television network is responsible for sales of advertising time for the television network broadcasts of news, public affairs, sports and entertainment programming.

We own and operate 16 television stations located in eight of the nation's ten largest markets and 12 of the nation's top 20 markets reaching approximately 34% of all U.S. television households. The CBS owned stations are: WCBS-TV New York, KCBS-TV Los Angeles, WBBM-TV Chicago, KYW-TV Philadelphia, KPIX-TV San Francisco, WBZ-TV Boston, KTVT-TV Dallas-Fort Worth, WWJ-TV Detroit, WCCO-TV Minneapolis, WFOR-TV Miami, KCNC-TV Denver, KDKA-TV Pittsburgh, WJZ-TV Baltimore, KUTV-TV Salt Lake City, KEYE-TV Austin and WFRV-TV Green Bay. The stations produce news and broadcast public affairs and other programming to serve their local markets and offer the CBS television network and syndicated programming. Many

                                                       CBS CORPORATION         3
of our television stations currently operate web sites which promote the stations' talent and programming, and provide news, information and entertainment, as well as other services to the stations' viewers.

Our programming also involves the production, distribution and marketing of first-run and off-network syndicated programming to television stations, cable, home video, in-flight and emerging media worldwide. Subsequent to year-end 1999, we approved a proposed plan to integrate the newly acquired operations of King World with the existing CBS syndication business to achieve synergies and eliminate redundant functions. See notes 2 and 13 to the financial statements.

The success of our television segment is driven primarily by programming. Our network depends on our owned and operated television stations, our television syndication operations and the affiliates for distribution of the programming. In addition, the network provides the majority of programming aired at our owned and operated television stations.

Cable

The Cable segment primarily consists of our cable networks, including TNN, CMT and two regional sports networks. These networks are distributed by cable television and other multi-channel technologies.

TNN is an advertiser-supported cable network featuring country lifestyle and entertainment programming. This network serves approximately 76 million U.S. homes. TNN offers a broad array of programming from original series to movies to country music concerts as well as motorsports, including the NASCAR Winston Cup Races, outdoor sports such as hunting and fishing, professional bull riding and sports entertainment such as wrestling. In April 2000, TNN is expected to be the primary network for the Arena Football League. Our rights to broadcast the NASCAR Winston Cup races were not renewed and expire during the year 2000.

CMT is an advertiser-supported, 24-hour cable network with a country music video format. It reaches approximately 39 million U.S. homes.

In addition, we own and operate the Midwest Sports Channel, a regional sports network in Minneapolis, and we are a majority owner of Home Team Sports, a regional sports network serving the mid-Atlantic states.

Also part of the cable operations, Group W Network Services (GWNS) is a global provider of satellite services to broadcast, cable and corporate networks. Based in Stamford, Connecticut, GWNS provides transmission and other technical services to U.S. broadcast networks and to many major cable networks.

Internet Group

The Internet Group segment consists of our consolidated and nonconsolidated Internet businesses including CBS.com, Inc. the operator of two Internet sites--CBS.com and CBSNews.com. CBS.com, which launched in February 1998, offers a broad range of informational, entertainment, news and promotional content. In January 2000, CBS.com, Inc. launched CBSNews.com, a news and news related information web site. A majority of the television network affiliates currently participate in these web sites. In addition, during the second half of 1999, we closed on a number of strategic investments focused on growing our Internet based operations. We received an equity interest in these Internet companies, primarily in exchange for future advertising and promotion time on our television, radio, outdoor and cable media properties. In exchange for providing advertising and promotion time on its media properties, Infinity Broadcasting will be provided an economic interest in certain of these Internet investments.

 4        CBS CORPORATION

The Internet based companies that comprise the Internet Group are as follows:

          NAME OF COMPANY                        DESCRIPTION                  METHOD OF ACCOUNTING
------------------------------------------------------------------------------------------------------
CBS.com, Inc.                        Offers a broad range of              Consolidated
                                     informational, entertainment, news
                                     and promotional content through
                                     CBS.com and CBSNews.com; a majority
                                     of the television network
                                     affiliates currently participate in
                                     this web site
------------------------------------------------------------------------------------------------------
iWon, Inc.                           Portal site that combines search,    Consolidated
                                     content, and functionality with
                                     cash sweepstakes
------------------------------------------------------------------------------------------------------
Hollywood.com, Inc.(a)               Entertainment news and movie web     Equity basis-publicly traded
                                     site
------------------------------------------------------------------------------------------------------
Jobs.com, Inc.                       Online recruitment service for       Equity basis
                                     posting or locating jobs
------------------------------------------------------------------------------------------------------
Loudeye Technologies, Inc.           Provides digital media solutions     Cost basis-publicly traded
  (formerly encoding.com, Inc.)(b)
------------------------------------------------------------------------------------------------------
MarketWatch.com, Inc.                Publishes the web site               Equity basis-publicly traded
                                     CBS.MarketWatch.com
------------------------------------------------------------------------------------------------------
Medscape Inc.                        Publishes the web sites              Equity basis-publicly traded
                                     Medscape.com and CBSHealthWatch.com
------------------------------------------------------------------------------------------------------
Office.com, Inc.                     Destination site for small and       Equity basis
                                     medium-sized businesses
------------------------------------------------------------------------------------------------------
Rx.com, Inc.                         Provider of over-the-counter health  Equity basis
                                     and wellness products over the
                                     Internet
------------------------------------------------------------------------------------------------------
SportsLine.com, Inc.                 Publishes several sports web sites,  Cost basis-publicly traded including CBS.SportsLine.com
------------------------------------------------------------------------------------------------------
StoreRunner, Inc.                    Interactive online shopping mall     Equity basis
------------------------------------------------------------------------------------------------------
Switchboard, Inc.(b)                 Internet directory service           Equity basis-publicly traded
------------------------------------------------------------------------------------------------------
ThirdAge Media, Inc.                 "Baby boomer" lifestyle Internet     Equity basis
                                     destination
------------------------------------------------------------------------------------------------------
Women's Consumer Network, LLC        A national membership-based online   Equity basis
                                     consumer service geared toward
                                     women
------------------------------------------------------------------------------------------------------
Wrenchead.com, Inc.                  Online auto parts superstore         Equity basis
------------------------------------------------------------------------------------------------------
Webvan Group, Inc.                   A full-service online grocery and    Cost basis-publicly traded
                                     drug service
------------------------------------------------------------------------------------------------------
Content Commerce, L.P.(c)            Will publish the web site            Equity basis
                                     Contentville.com, devoted to
                                     selling all types of content,
                                     including magazines, e-books,
                                     traditional books and transcripts
------------------------------------------------------------------------------------------------------

(a) Transaction completed effective January 3, 2000; formerly Big Entertainment, Inc.
(b) IPO completed March 2000.
(c) Transaction completed February 2000.

COMPETITION

The broadcast environment and the outdoor advertising industry are highly competitive. The Telecommunications Act of 1996 (the Act) has provided both new opportunities and potential new competition for us. By deregulating station ownership limits, the Act has allowed us to pursue strategic growth in our businesses.

                                                       CBS CORPORATION         5

Our out-of-home media business competes for audiences and advertising revenues directly with other radio stations and outdoor advertising companies, as well as with other media, such as broadcast television, newspapers, magazines, cable television, the Internet and direct mail, within their respective markets.

The radio and outdoor advertising industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting. The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. The FCC has adopted licensing and operating rules for this service and awarded two licenses. Satellite digital audio radio service may provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. Digital technology also may be used in the future by existing radio broadcast stations either on existing (a so-called "in-band on-channel" approach) or alternate broadcasting frequencies. The FCC has begun a proceeding to explore the authorization of a digital radio service. The FCC also recently issued a Report and Order creating a new "low power" FM radio service which could open up opportunities for low cost "neighborhood" service. The radio industry is challenging this FCC ruling through legal and legislative action.

For the sale of advertising time, the CBS television network, television stations and the cable operations compete for audiences with other television networks, television stations and cable networks, as well as with other media, including satellite television services, videocassettes and the Internet. The CBS television network, television stations and the cable operations also compete with other video media for distribution rights to television programming leading to escalating costs for the program rights to broadcast marquee events. In addition, the CBS television network competes with other television networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. Broadcast television, including CBS, has experienced a decline in total audience viewership in recent years. And, among the major networks, CBS delivers an audience that has an older demographic. An older demographic may result in lower revenue for an advertising spot.

An extended conversion to digital television broadcasting has begun. Current and future technological developments may affect competition within the television marketplace. Developing technology to compress digital signals will increasingly permit the same broadcast, cable, or satellite channel to carry multiple video and data services which could result in an expanded field of competing services. Television broadcasters will continue to operate their current stations while gradually building and operating digital facilities concurrently on separate channels. This transition is expected to continue well into this decade.

The FCC's expanded television duopoly rule, which is defined in Regulatory Matters on page 26, permits common ownership of two television stations without regard to signal contour overlap provided they are located in separate markets referred to as designated market areas (DMA's). In larger DMA's, common ownership of up to two television stations is permitted so long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition and at least one of the two commonly owned stations is not among the top four-ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as certain signal contours of the stations involved do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station will continue to be exempt from the duopoly rule if located in the same DMA as the "parent" station. The duopoly rule also applies to same-market local marketing agreements involving more than 15% of the brokered station's program time, although current local marketing agreements will be exempt from the television duopoly rule for a limited period of time of either two or five years, depending on the date of the adoption of the local marketing agreement. Further, the FCC may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station.

Following consummation of the Viacom/CBS merger, and exclusive of other acquisitions, the combined company could potentially have duopolies in the following six television markets: Philadelphia, Boston, Dallas, Miami, Detroit, and Pittsburgh.

 6        CBS CORPORATION

TRADEMARKS AND PATENTS

CBS has a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademarks "CBS" and the CBS "Eye" logo. We believe that our rights in these trademarks are adequately protected and of unlimited duration. We also have rights to the trademarks "WESTINGHOUSE" and the "CIRCLE W" logo from our former industrial businesses.

ENVIRONMENTAL MATTERS

Information with respect to environmental matters is incorporated herein by reference to Management's Discussion and Analysis--Environmental Matters and in
note 19 to the financial statements.

RESEARCH AND DEVELOPMENT

Our operations do not engage in any material research and development activities.

EMPLOYEE RELATIONS

At December 31, 1999, we employed approximately 28,900 people, of whom approximately 27,500 were located in the United States. Approximately 16,400 are full-time and 12,500 are part-time. At December 31, 1999, approximately 11,300 domestic employees were represented in collective bargaining by approximately 17 labor organizations.

ITEM 2.  PROPERTIES.

Our corporate headquarters is located at 51 West 52nd Street, New York, New York, where we currently own approximately 900,000 square feet of floor space, which is utilized for executive and certain operating division offices or is leased to third parties. The majority of other properties used by our media businesses consists of both owned and leased office space, studio facilities, transmitter equipment, antenna sites and outdoor advertising throughout the United States and in 17 countries around the world. As of December 31, 1999, we owned or leased 658 U.S. properties totaling 10,445,583 square feet of floor area and 85 foreign locations totaling 668,808 square feet. Domestic locations comprised approximately 94% of the total space. Leased facilities in the United States accounted for approximately 35% of the total space occupied, while facilities leased in foreign countries accounted for approximately 3% of the total space occupied. No individual lease was material. The physical properties described above are adequate and suitable, with an appropriate level of utilization, for the conduct of our businesses in the future.

ITEM 3.  LEGAL PROCEEDINGS.

(a) On February 27, 1996, suit was brought against us in the United States District Court (USDC) for the District of New Jersey by Public Service Electric & Gas Company, PECO Energy Company, Atlantic City Electric Company, and Delaware Power & Light Company, the owners of the Salem Generating Station. The suit alleges counts under the Racketeer Influenced and Corrupt Organization Act
(RICO) for fraud, negligent misrepresentation, and breach of contract in connection with our supply of steam generators and for service orders in 1993 and 1995 related to these steam generators. On October 1, 1997, we filed a motion for summary judgment in this case. On November 6, 1998, the USDC granted our motion for summary judgment based on the statute of limitations with respect to plaintiffs' RICO claims and dismissed the RICO claims (with prejudice) and plaintiffs' state claims, i.e., fraud, negligent misrepresentation and breach of contract (without prejudice). Plaintiffs appealed the dismissal of the RICO claims to the United States Court of Appeals for the Third Circuit (Third Circuit) and have refiled their state claims in New Jersey Superior Court. On January 27, 2000, a settlement was entered into resolving all claims associated with this matter.

(b) In August 1988, the Pennsylvania Department of Environmental Resources
(PDER) filed a complaint against us alleging violations of the Pennsylvania Clean Streams Law at our Gettysburg, Pennsylvania elevator plant. PDER requested that the Environmental Hearing Board assess a penalty in the amount of $9 million. We denied these allegations. In November 1996, the Board assessed a civil penalty of approximately $5.5 million. We appealed the Board's decision to the Commonwealth Court. On January 2, 1998, the Commonwealth Court upheld the Board's

                                                       CBS CORPORATION         7
findings with respect to violations of the Pennsylvania Clean Streams Law but not with respect to the amount of the penalty assessed. The Commonwealth Court returned the matter to the Board for a reassessment of the penalty. Our application for a rehearing before the Commonwealth Court was denied, as well as our petition for a rehearing before the Pennsylvania Supreme Court. Oral arguments before the Board were completed in February 1999. In March, 1999, the Board reduced the penalty to approximately $3.3 million. In February, 2000, the Commonwealth Court entered an order affirming the Board's decision to reduce the penalty. On February 28, 2000, we paid this amount plus interest.

(c) We have been defending, in the USDC for the Western District of Pennsylvania (the District Court), consolidated class and derivative actions and an individual lawsuit brought by shareholders against CBS, Westinghouse Financial Services, Inc. (WFSI) and Westinghouse Credit Corporation (WCC), previously subsidiaries of CBS, and/or certain present and former directors and officers of CBS, as well as other unrelated parties. Together, these actions allege various federal securities law and common law violations arising out of alleged misstatements or omissions contained in our public filings concerning the financial condition of CBS, WFSI, and WCC in connection with a $975 million charge to earnings announced on February 27, 1991; a public offering of our common stock in May 1991; a $1,680 million charge to earnings announced on October 7, 1991; and alleged misrepresentations regarding the adequacy of internal controls at CBS, WFSI, and WCC. In July 1993, the court dismissed in its entirety the derivative claim and dismissed most of the class action claims with leave to replead certain claims in both actions. Both actions were subsequently repled. On January 20, 1995, the District Court again dismissed the derivative complaint in its entirety. Also on January 20, 1995, the court dismissed class action claims but granted plaintiffs the right to replead certain of the claims. Plaintiffs in the class action did not replead the claims and on February 28, 1995, the court dismissed these claims in their entirety. Plaintiffs in both the derivative and class action suits appealed the rulings and dismissals of their claims by the District Court to the Third Circuit. (In the derivative action, the Third Circuit affirmed the dismissal of this action by the District Court.) In July 1996, the Third Circuit affirmed in part and reversed in part the class action claims. Pursuant to this ruling, the class action claims have been remanded to the District Court. In 1997, two similar class action suits were brought against us in the District Court. These cases allege similar facts and include the same defendants as in the previous class action complaint filed in the District Court. In November 1997, the District Court dismissed both of these actions. In March 1999, the attorneys who filed the derivative action described herein filed a new derivative action based on the same allegations previously asserted and dismissed. The parties to the class actions and a derivative action reached an agreement to settle the matters for a total cost of approximately $67 million, funded in large part by our liability insurers. On October 19, 1999, the District Court approved the settlements and our share was paid in 1999. The parties await the entry of a final order by the District Court.

(d) On August 19, 1998, a former subsidiary of ours known as Westinghouse International Services Corporation ("Westinghouse International") and others commenced an arbitration proceeding (the "Arbitration") against WAK Orient Power & Light Limited ("WAK"), a Pakistan corporation, in the International Court of Arbitration of the International Chamber of Commerce (the "ICC"). The Arbitration arose out of alleged breaches by WAK of an engineering, procurement and construction contract (the "EPC Contract"), dated March 31, 1996, and matters connected with the related project. WAK has denied these claims and has filed counterclaims in the Arbitration. An arbitration proceeding on the merits of this dispute was held on December 6, 1999. The parties await the decision.

On September 7, 1998, in contravention of its Arbitration obligations, WAK commenced an action in a court in Lahore, Pakistan (the "Lahore Court") reasserting its counterclaims from the Arbitration and now naming CBS, Westinghouse Power Generation ("Westinghouse Power") and Westinghouse International, and seeking 60 billion Pakistan rupees (approximately $1.3 billion). On May 7, 1999, without previously ruling on our and other defendants' jurisdictional motions, the Lahore Court entered a default decree in the amount of 60 billion Pakistan rupees (approximately $1.3 billion) against Westinghouse Power and Westinghouse International and certain other defendants. The judgment entered in the Lahore Court does not name CBS.

The above two proceedings relate to the sale of our Power Generation Business to Siemens Power Generation Corporation (Buyer), which was completed on August 19, 1998.

Between May 26, 1999 and June 10, 1999, WAK purported to register the judgment from Pakistan in the United States and execute upon the same against us and others in the amount of approximately $1.5 billion. On June 14,

 8        CBS CORPORATION

1999, we and Westinghouse International filed an action in the USDC for the Eastern District of Pennsylvania (the "Federal Court") seeking, among other things, a declaration that the parties' disputes are subject to Arbitration under the authority of the ICC and enjoining WAK from registering, levying based upon, or otherwise attempting to execute and enforce in any manner any levy or any other execution action taken under the default judgment entered by the Lahore Court. On June 16, 1999, the Federal Court entered an order restraining WAK from registering or otherwise seeking to enforce any judgment based upon the judgment entered by the Lahore Court. Also, on June 17, 1999, the Lahore High Court, where the judgment is on appeal, entered an order suspending operation and enforcement of the judgment entered by the Lahore Court pending a hearing. On July 20, 1999, the Federal Court issued an order stating that its June 16, 1999 Order "remains in full force and effect until a further Order of this Court." On September 15, 1999, a hearing was held before the Lahore High Court on our appeal on the default judgment and plaintiff's appeal on the suspension of enforcement of the judgment. A ruling has not yet been issued.

We believe that the Buyer has assumed all liabilities of CBS with respect to this matter and that the Arbitration should take precedence over the Lahore Court Action.

(e) On December 15, 1998, John F. Gritzer, along with six other individuals, brought suit against CBS and the Westinghouse Pension Plan (the "Plan") in the Federal District Court for the Western District of Pennsylvania (the "Court"). The suit alleges that we violated the terms of the Plan and breached our fiduciary duty as Plan Administrator. Plaintiffs were employees of CBS until CBS sold the division in which the plaintiffs were employed. Plaintiffs continued their employment with the buyer of the business until plaintiffs were involuntarily terminated in 1995. Plaintiff's claim that as a result of their termination, they are entitled to special retirement benefits under the Plan by virtue of the terms of the Plan and a reciprocal service agreement contained in the asset purchase agreement between CBS and the buyer. On October 14, 1999, the Court certified as a class all persons in the Plan who (i) were transferred to another corporation in connection with a transfer of assets, (ii) were under a purchase agreement that included a reciprocal service agreement, (iii) were terminated through no fault of their own, and (iv) met the requisite age-service combination for special early retirement pensions. We opposed class certification. The Court declined to grant class status with respect to the claims for breach of fiduciary duty. The parties have until June 30, 2000 to complete discovery. No trial date has been set. A case involving similar facts was recently tried before the Court. The Court in that case granted our motion for a directed verdict.

(f) In September 1999, CBS and the individual members of the Board of Directors were named as defendants in actions filed in Pennsylvania in the Philadelphia County Court of Common Pleas Trial Division and in New York in the Supreme Court of New York County of New York in connection with the contemplated merger of CBS with Viacom. The action in Pennsylvania is entitled Rywell vs. CBS Corp. (filed September 7, 1999) ("Rywell") and the action in New York is entitled Robert H. Shenker Money Purchase Trust vs. Conrades (filed September 7, 1999) (the "New York action"). The parties to the New York action stipulated on November 30, 1999, that the time to move against or answer the New York complaint would be extended until 60 days after the plaintiffs served defendants with a copy of the final disposition in Rywell. On November 30, 1999, plaintiffs served defendants with a Consolidated Class Action Complaint in the Rywell action. In their Consolidated Complaint, the plaintiffs, purportedly on behalf of themselves and other shareholders of CBS, primarily assert that (i) the individual members of CBS's Board of Directors have failed to act to maximize shareholder value, including by failing to properly consider or solicit other bids for CBS, to hold a public auction for CBS to conduct a market check, or to negotiate for an adequate premium, and have acted according to their own personal interests, rather than to their fiduciary obligations, (ii) the individual members of CBS's Board of Directors have deprived plaintiff of an alleged informed right to vote through misleading disclosures in the Proxy Statement sent the CBS shareholders on November 26, 1999, and (iii) the merger of CBS with Viacom does not provide sufficient value to CBS and its shareholders. Plaintiffs seek to enjoin the merger with Viacom, unquantified damages, costs and disbursements, and other remedies, and seek to have the defendants conduct an auction. We have filed Preliminary Objections to Plaintiffs' complaint in the Philadelphia court. Briefing on the Preliminary Objections has been completed. Oral argument on the Preliminary Objections is scheduled for March 30, 2000.

(g) We are a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain of our products supplied by its industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. We were neither a

                                                       CBS CORPORATION         9
manufacturer nor a producer of asbestos and are oftentimes dismissed from these lawsuits on the basis that we have no relationship to the products in question or the claimant was not exposed to our products. At December 31, 1999, we had approximately 121,000 unresolved claims pending against us. In court actions that have been resolved, we have prevailed in many of the asbestos claims and have resolved others through settlement. Furthermore, we have brought suit against certain of our insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing us for a substantial portion of our current costs and settlements associated with asbestos claims.

A number of the asbestos-related cases pending against us, including those in Louisiana, Mississippi, Pennsylvania, and West Virginia, are consolidated or purported class action cases. In consolidated cases, the claims of a group of plaintiffs are tried together, and oftentimes limited findings with respect to common issues of fact and punitive damages are decided with respect to a representative grouping of plaintiffs and then applied to other individuals in the group. However, for us to be liable for damages to any particular claimant, that individual claimant must prove that he or she developed an asbestos-related disease, that he or she was exposed to a product manufactured or supplied by us, and that this exposure was a substantial factor in the development of the disease.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of the foregoing matters and although we believe a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on our results of operations for a quarter or a year. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that we have meritorious defenses to the litigation described in items (c) through (g) above, and that we have adequately provided for resolution of these matters. We believe that the litigation should not have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) A special meeting of shareholders of the Corporation was held on December 29, 1999.

(b) The following matter was submitted to a vote of the shareholders at the special meeting with the following results: Adoption of the Agreement and Plan of Merger, dated as of September 6, 1999, as amended and restated as of October 8, 1999 and as of November 23, 1999, among CBS Corporation, Viacom Inc. and Viacom/CBS LLC was submitted to a vote of the shareholders at the special meeting with the following results: 575,963,542 votes were cast for; 7,400,261 votes were cast against; and 2,644,747 abstentions were recorded in connection with the adoption of this proposal.

 10        CBS CORPORATION

EXECUTIVE OFFICERS

The names, ages, offices, and positions held during the past five years by each of our executive officers as of February 19, 2000, are listed below. Officers are elected annually. There are no family relationships among any of our directors and executive officers.

                                                                 AGE AT
                                                              FEBRUARY 19,
                NAME, OFFICES, AND POSITIONS                      2000
--------------------------------------------------------------------------
Mel Karmazin--President and Chief Executive Officer since          56
  January 1999; President and Chief Operating Officer from
  April 1998 to January 1999; Chairman and Chief Executive
  Officer of CBS Station Group from May 1997 to January
  1999; Chairman and Chief Executive Officer of CBS Radio
  from December 1996 to May 1997; President and Chief
  Executive Officer, Infinity Media Corporation from 1981 to
  December 1996. Mr. Karmazin also currently serves as
  Chairman, President, and Chief Executive Officer of
  Infinity Broadcasting Corporation, a subsidiary of ours
  since September 1998.

Louis J. Briskman--Executive Vice President and General            51
  Counsel since April 1998; Senior Vice President and
  General Counsel from January 1993 to April 1998.

Robert G. Freedline--Vice President and Controller since May       42
  1998; Director, Corporate Reporting, Policies and Business
  Planning from June 1996 to May 1998; Director, Corporate
  Audit from March 1995 to June 1996; Manager, Corporate
  Reporting and Policies, Zurn Industries from November 1992 to March 1995.

Leslie Moonves--President and Chief Executive Officer, CBS         50
  Television, since April 1998; President, CBS Television
  from August 1997 to April 1998; President, CBS
  Entertainment Division from May 1995 to August 1997;
  President, Warner Bros. Television from July 1993 to May
  1995.

Fredric G. Reynolds--Executive Vice President and Chief            49
  Financial Officer since March 1994.

Farid Suleman--Senior Vice President, Finance since August         48
  1998 and Treasurer since May 1999; Senior Vice President
  and Chief Financial Officer of CBS Radio from January 1997 and of the CBS Station Group from June 1997; Executive
  Vice President, Finance, and Chief Financial Officer,
  Infinity Media Corporation, from 1986 to December 1996;
  Mr. Suleman also currently serves as the Executive Vice
  President, Chief Financial Officer and Treasurer of
  Infinity Broadcasting Corporation since September 1998 and as Executive Vice President, Chief Financial Officer and
  Secretary of Westwood One, Inc., an equity investment of
  Infinity Broadcasting Corporation, since February 1994.
--------------------------------------------------------------------------

                                                      CBS CORPORATION         11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal markets for CBS's common stock are identified on page 1 of this report. As of February 29, 2000, there were approximately 100,600 shareholders of record. In February 1998, we announced that we would suspend dividend payments on our common stock after payment of the March 1, 1998 dividend. The remaining information required by this item appears on page 59 of this report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this item appears on page 60 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item appears on pages 13 through 28 of this report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item appears on page 25 of this report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item, together with the report of KPMG LLP dated January 25, 2000, except as to note 20, which is as of March 21, 2000, appears on pages 30 through 59 of this report and is incorporated herein by reference.

                                                              PAGE
------------------------------------------------------------------
Report of Management                                           29
Independent Auditors' Report                                   30
Consolidated Statements of Income and Comprehensive Income
  for each of the three years in the period
  ended December 31, 1999                                      31
Consolidated Balance Sheet at December 31, 1999 and 1998       32
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 1999                  33
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period
  ended December 31, 1999                                      34
Notes to the Financial Statements                              35
Quarterly Financial Information (unaudited)                    59
Five-Year Summary of Selected Financial Data (unaudited)       60
------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events.

 12        CBS CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

During 1999, we continued our record of growth and transformation. We have divested our remaining industrial businesses, grown our core business operations through strategic acquisitions, made investments in our newly created Internet Group and effectively positioned CBS for continued future growth through our pending merger with Viacom.

PENDING MERGER

On September 6, 1999, we entered into an agreement and plan of merger with Viacom. Pursuant to this merger agreement, as amended, each share of CBS common stock and each share of CBS Series B participating preferred stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.085 shares of Viacom non-voting Class B common stock and 1.085 shares of Viacom Series C preferred stock, respectively. Each share of the CBS Series B participating preferred stock is entitled to 1,000 votes per share and is convertible at the option of the holder into 1,000 shares of CBS common stock. Each Viacom Series C preferred share will be entitled to 100 votes per share and will be convertible into 1,000 shares of Viacom non-voting Class B common stock at the option of the holder. On December 29, 1999, shareholders of both companies approved the merger. The merger is contingent upon, among other things, the approvals of the Department of Justice and the FCC. This transaction is expected to close in April 2000. As of December 31, 1999 merger related costs were not significant as they were largely reimbursable by Viacom. We anticipate our share of additional merger related costs for legal and investment banking fees to range from $8 million to $15 million. These costs will be expensed as incurred to the extent not reimbursable by Viacom in accordance with the merger agreement.

See also Management's Discussion and Analysis--Regulatory Matters for potential impacts of the merger.

ACQUISITIONS OF BUSINESSES

On December 7, 1999, Infinity Broadcasting, our majority-owned subsidiary comprising our radio and outdoor advertising businesses, completed its acquisition of Outdoor Systems. In connection with the acquisition, Infinity Broadcasting issued $6.1 billion in Class A common stock in exchange for all of the outstanding common stock of Outdoor Systems, and assumed $1.9 billion in Outdoor Systems debt, at fair value and $670 million of Outdoor Systems stock options. The closing of this transaction caused a reduction in our ownership interest in Infinity Broadcasting from approximately 82% at December 31, 1998, to approximately 65%, excluding the dilutive effect of stock options. Our voting interest also declined from 96% at December 31, 1998, to approximately 90% at December 31, 1999, as a result of the transaction. On December 6, 1999, CBS, Infinity Broadcasting and Outdoor Systems (the Parties) entered into a final judgment with the United States in connection with Infinity Broadcasting's acquisition of Outdoor Systems. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties principally in the New York City area, all in accordance with the terms and conditions of the final judgment. We do not view these divestitures as material to our business. Any adjustments that may result from the disposal of Outdoor Systems' assets will be offset against goodwill and any gains or losses on disposal of existing Infinity Broadcasting assets will be recognized in operations.

On November 15, 1999, we completed our acquisition of King World for approximately $2.7 billion which included $312 million for the fair value of King World stock options assumed. Under the terms of the agreement reached on March 31, 1999, King World shareholders received 0.81 shares of CBS common stock for each share of outstanding King World common stock equating to approximately 58 million shares of CBS common stock with a market price of $40.81 per share. King World is the distributor of a number of shows which include "The Oprah Winfrey Show," "Wheel of Fortune," "Jeopardy!," and "Hollywood Squares." Subsequent to December 31, 1999, we approved a proposed plan to integrate the operations of King World with the existing CBS syndication business. See Management's Discussion and Analysis--Consolidated Results of Operations-- Restructuring of Operations.

During 1999, we also acquired two CBS affiliate television stations in Texas. KEYE-TV in Austin was acquired in August for approximately $160 million in cash. KTVT-TV in Dallas-Fort Worth was acquired in October for $485 million of CBS Series B participating preferred stock, or 10,142 preferred shares, and approximately $3 million in cash.

                                                      CBS CORPORATION         13

INVESTMENTS IN INTERNET BASED COMPANIES

During 1999, we closed on a number of strategic investments focused on growing our Internet based operations. These investments provided us with equity ownership interests in Internet based companies in exchange for $45 million in cash and $604 million in commitments to provide future advertising and promotion time. In general, these advertising commitments will be met over a period of seven years. In exchange for providing advertising and promotion time on its media properties, Infinity Broadcasting will be provided an economic interest in certain of these Internet investments.

As of December 31, 1999, we had investments in four publicly traded Internet based companies: MarketWatch.com, Inc., Medscape Inc., SportsLine.com, Inc., and Webvan Group, Inc. Other Internet investments as of December 31, 1999 include:
Jobs.com, Inc.; Loudeye Technologies, Inc.; Office.com, Inc.; Rx.com, Inc.; StoreRunner, Inc.; Switchboard, Inc.; ThirdAge Media, Inc.; Women's Consumer Network, LLC; and Wrenchead.com, Inc. Our investment in these nonconsolidated investments in Internet based companies totaled $836 million at December 31, 1999. Our commitment to provide future advertising and promotion time is non-cash in nature and has been recorded as deferred revenue in Other current and Other noncurrent liabilities in the Consolidated Balance Sheet and totaled $592 million at December 31, 1999. Barter revenue of $58 million was recognized in our consolidated financial statements through December 31, 1999 as the related advertising and promotion time was delivered. In addition, CBS.com, Inc. is a wholly owned subsidiary of CBS and we have an ownership interest in iWon, Inc., which is consolidated.

DISPOSAL OF INDUSTRIAL BUSINESSES

During 1999, we sold our Energy Systems, Government Operations, Machinery Apparatus Operations and Plant Apparatus Division businesses for approximately $250 million in cash plus the assumption by the buyers of liabilities, commitments and obligations of approximately $970 million, all in accordance with the terms of their respective agreements. With these sales, we have disposed of essentially all of our industrial businesses. See notes 12 and 19 to the financial statements.

USE OF EBITDA

We evaluate our operating performance based on several factors, of which the primary financial measure is earnings before interest, taxes, minority interest, equity losses, depreciation, and amortization (EBITDA). EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were from acquisitions accounted for under the purchase method of accounting. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows, and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies. EBITDA differs from cash flows from operating activities primarily because it does not consider changes in assets and liabilities from period to period, and it does not include cash flows for interest and taxes.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES increased $568 million or 8% in 1999. This increase includes the impact of the 1999 acquisitions of King World and Outdoor Systems, as well as the inclusion of the full-year results of American Radio which was acquired in June 1998. Partially offsetting these increases were the absences of revenues from the 1998 Winter Olympics and our 1998 divestitures of TeleNoticias and Eye on People. On a comparable basis, which was determined as if the June 1998 acquisition of American Radio and any related divestitures and exchanges had occurred on January 1, 1997 and excluding the impacts of the remaining aforementioned items, 1999 revenues increased $733 million or 11% driven primarily by advertising rate increases in our Infinity and Television segments. In 1998, revenues increased $1,438 million or 27%. On a comparable basis, excluding the impact of the 1998 Winter Olympics and the acquisition of American Radio, 1998 revenues increased $610 million or 10%, reflecting strong growth in the major radio markets as well as the inclusion of NFL American Football Conference games in our television broadcasts in the second half of 1998.

OPERATING PROFIT increased $474 million or 98% in 1999. On a comparable basis, as defined above, operating profit increased $504 million or 115%. This increase resulted from higher advertising rates at our three largest segments and management's continued focus on cost control. In 1998, operating profit increased $229 million or 91%. The 1999 and 1998 results include special charges of $2 million and $62 million, respectively, recognized for restructuring costs. Due to television programming changes and

 14        CBS CORPORATION
lower than expected severance costs in 1999, we reversed $26 million of the 1998 charge in 1999. In addition, 1999 operating profit includes a $7 million recovery of a previously written off receivable in the Cable segment.

EBITDA increased $540 million or 49% in 1999. On a comparable basis, as defined above, 1999 EBITDA increased $480 million or 44%. This increase resulted from the higher advertising rates at our three largest segments and management's continued focus on cost control. In 1998, EBITDA increased $324 million or 42%. On a comparable basis, 1998 EBITDA increased $74 million or 8%. The 1999 and 1998 EBITDA include the special charges discussed above. In addition, 1999 EBITDA includes a special charge of $24 million recorded in other income related to obligations of TeleNoticias. See Management's Discussion and Analysis--Segment Results of Operations--Cable.

DEPRECIATION AND AMORTIZATION expense increased $98 million in 1999 and $126 million in 1998 due to significant levels of amortization of FCC licenses and non-deductible goodwill arising from acquisitions. These costs will continue to increase due to 1999 acquisitions.

RESIDUAL COSTS OF DISCONTINUED BUSINESSES primarily represent pension and postretirement benefit costs for benefit plans retained by us covering inactive and retired employees of previously divested industrial businesses. The pension and postretirement benefit costs amounted to $169 million in 1999, $161 million in 1998 and $142 million in 1997. Although our objective is to reduce this earnings constraint over the next few years by fully funding the pension plan and modifying postretirement benefits, management expects that these costs will continue to negatively affect operating results in future years. Residual costs increased $12 million in 1999 and $20 million in 1998. The increases resulted from the retention of benefit obligations related to our 1999 divested businesses as well as the full-year impact of those businesses divested in 1998 and 1997. Prior to the sales of these businesses, these costs were charged against the liability for estimated loss on disposal included in the net liabilities of Discontinued Operations. See note 12 to the financial statements. Residual costs are expected to increase in 2000 by approximately $20 million due to the full-year impact of 1999 divestitures. We are considering merging certain qualified pension plans in the second quarter of 2000. If such merger is completed as planned, the residual costs are expected to remain at 1999 levels.

OTHER INCOME, NET includes miscellaneous gains and losses on dispositions of non-strategic assets and income from royalties. The decrease of $32 million in 1999 primarily relates to a $24 million charge recorded in 1999 for obligations associated with TeleNoticias, a Spanish language cable network. See Management's Discussion and Analysis--Business Segments--Cable. The decrease of $31 million in 1998 primarily relates to a $24 million gain recorded in 1997 on the sale of a partnership interest.

INTEREST EXPENSE declined $166 million in 1999 due to lower debt levels resulting from the use of a significant portion of the cash proceeds received from Infinity Broadcasting subsequent to its December 1998 IPO as repayment of an intercompany note, to pay down CBS debt. In addition, during 1999 we purchased certain debt securities prior to their scheduled maturity. The decrease in interest expense of $16 million in 1998 was due to lower debt levels and lower interest rates. The lower debt levels resulted from the use of cash proceeds from divestitures to pay down debt and the purchase of certain debt securities prior to their scheduled maturity, partially offset by debt assumed in connection with our acquisition of American Radio in June 1998 totaling $1.3 billion.

In conjunction with our December 1999 acquisition of Outdoor Systems, we assumed $1.9 billion in debt that will cause an increase in future interest expense. This expected increase will be slightly offset by a reduction in interest expense as a result of our recent debt extinguishments. See note 8 to the financial statements. Future interest expense will also depend on our financing strategy in future acquisitions, additional activity under the stock repurchase programs, payment of postretirement benefits and retained liabilities of discontinued businesses, as well as our overall performance. See note 20 to the financial statements.

INCOME TAX EXPENSE was $461 million or 60% of pre-tax earnings for 1999 and $161 million or 104% of pre-tax earnings for 1998. The decrease in the effective tax rate in 1999 primarily relates to increased operating earnings. In 1997, income tax expense was $73 million despite a pre-tax loss of $59 million. The increase in the income tax provision from 1997 to 1998 is primarily related to increased operating earnings.

Our tax provision is significantly higher than the U.S. federal statutory tax rate of 35% of pre-tax income. This higher tax provision results primarily from the amortization of non-deductible goodwill associated with our media acquisitions in recent years. Such

                                                      CBS CORPORATION         15
permanent differences between book income and taxable income can significantly impact our tax provision, and depending upon our level of income or loss and the effect of non-recurring transactions, can cause dramatic fluctuations in our effective tax rate. Non-deductible amortization is expected to increase as a result of recent acquisitions. The components of our income tax provision (benefit) are set forth in note 10 to the financial statements.

MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED SUBSIDIARIES increased $66 million to $72 million in 1999 and increased to $6 million in 1998 from a benefit of $1 million in 1997. The increase in 1999 primarily resulted from the full year impact of the December 1998 IPO of Infinity Broadcasting, our then wholly-owned radio and outdoor advertising business. The IPO reduced our ownership interest in Infinity Broadcasting to approximately 82%, excluding the dilutive effect of stock options. This results in an offset in our consolidated financial statements for the minority interest holder's proportionate interest in post-IPO results of operations of Infinity Broadcasting. The closing of the Outdoor Systems transaction in December 1999 caused a reduction in our ownership interest in Infinity Broadcasting from approximately 82% at December 31, 1998 to approximately 65% at December 31, 1999, excluding the dilutive effect of stock options. As a result of this reduced ownership interest, minority interest in (income) loss of consolidated subsidiaries is expected to increase. Future minority interest expense will also depend on Infinity Broadcasting's financing strategy for their future acquisitions and activity under their stock repurchase program.

EQUITY LOSSES OF UNCONSOLIDATED AFFILIATED COMPANIES, NET OF INCOME TAXES are related to our equity method of accounting investments in Internet based companies. During the second half of 1999, we closed on a number of strategic investments focused on growing our Internet based operations. We received an equity interest in these Internet companies, in exchange for cash and future advertising and promotion time on CBS and Infinity Broadcasting media properties. We recognized our proportionate share of losses in these Internet based companies and the amortization of the difference between our initial investment in these entities and our proportionate ownership share in the underlying net assets of these companies, which totaled $73 million, net of tax benefit of $8 million. As of December 31, 1999, this difference of $596 million is being amortized over a five-year period. See note 3 to the financial statements. Future equity losses in Internet based companies are expected to increase dramatically as the number of such equity investments expands and as the full year impact of such losses is recognized. Additionally, these Internet based companies will recognize marketing and promotional expenses as we deliver the advertising and promotion time. Therefore, future losses for the Internet based companies are expected to grow significantly, which in turn will increase the non-cash equity losses for which we must recognize our proportionate share and these losses are expected to be material to our consolidated results of operations. Because of the expected growing significance of these non-cash equity losses and amortization, we reported this amount as a separate line item in the Consolidated Statement of Income.

The shares evidencing our equity ownership interests typically contain restrictions that may limit our ability to sell or otherwise dispose of our investments. The majority of these Internet based investments represent newly formed enterprises that will require access to capital markets to fund their future start-up losses. There can be no assurance that these companies will be successful in raising the necessary capital to finance their operations, and we have no obligation for future funding. These companies may also face intense competition as more traditional "brick-and-mortar" companies respond to changes in the market place, including launching their own Internet sites. As a result, our future results of operations for a quarter or a year could be materially affected by a non-cash write down in the carrying amount of these investments to recognize an impairment loss due to an other than temporary decline in the value of these investments. The advertising and promotion agreements entered into in exchange for our equity interests in these investees contain termination provisions in the event of failure or inability of the investee to perform. Generally, pursuant to these termination provisions, we are released from delivering any remaining unfulfilled advertising commitments. Upon termination of the unfulfilled advertising and promotion commitments, the remaining deferred revenue, if any, recorded as a liability will be reversed and recognized as a component of equity losses of unconsolidated affiliated companies, net of income taxes.

DISCONTINUED OPERATIONS, NET OF INCOME TAXES reflect the impact of our decision to divest our remaining industrial businesses. During 1999, we closed on the disposals of our Energy Systems, Government Operations, Machinery Apparatus Operations and Plant Apparatus Division businesses. These disposals as well

 16        CBS CORPORATION
as purchase price resolutions related to businesses previously disposed of resulted in a gain on disposal of $628 million, net of income tax expense of $294 million. In 1997, we recognized a gain on disposal of $871 million, net of income tax expense of $779 million, related primarily to the sale of Thermo King.

The Loss from Discontinued Operations includes the operating results of the industrial businesses prior to adoption of the related disposal plans. For the year ended December 31, 1997, this loss totaled $191 million, net of tax benefits of $112 million. All operating results after the measurement date are charged directly to the liability for estimated loss on disposal. Actual operating results have not varied significantly from the amounts estimated. See notes 12 and 19 to the financial statements.

EXTRAORDINARY LOSSES, NET OF INCOME TAXES in 1999 and 1998 primarily reflect the write-off of debt issue costs in connection with the early extinguishment of debt. During 1999, we repurchased, at market value, debt securities with a face value of approximately $371 million. During 1998, we repurchased, at market value, debt securities with a face value of approximately $298 million. As a result of these early extinguishments and the write-off of debt issue costs, we recognized extraordinary losses of $5 million in 1999, and $9 million in 1998, net of tax benefits of $3 million and $6 million, respectively.

NET INCOME (LOSS) changed significantly year-over-year in 1999 and 1998 due primarily to the absence in 1998 of the net gain on disposal of Discontinued Operations. Income (loss) from Continuing Operations in 1999 reflects improved results of $169 million to $157 million compared to a loss of $12 million. This improvement was due to strong operating profits in our Infinity, Television and Cable segments, as well as the lower interest expense. The decrease in the loss from Continuing Operations in 1998 of $119 million was primarily due to the increase in operating profit at our Infinity segment.

RESTRUCTURING OF OPERATIONS

We are committed to strengthening our businesses and improving our profitability through restructuring actions ranging from changes in business strategies to downsizing for process reengineering and productivity improvements. Cost reduction initiatives are undertaken when the expected benefits are substantial in relation to the cost of the programs and are realizable in the near term. During the last three years, these efforts have resulted in charges of $2 million in 1999, $62 million in 1998 and $15 million in 1997, primarily at our Television and Cable segments and our former and current corporate headquarters. The majority of the restructuring costs involve the elimination of positions and separation of employees. Due to television programming changes and lower than expected severance costs in 1999, we reversed $26 million of the restructuring reserve we established in 1998. Restructuring charges and the 1999 reversals are primarily reflected in Operating expenses in the Consolidated Statement of Income.

The following is a reconciliation of restructuring liability:
(in millions)

Balance at January 1, 1997                       $117
Provision for restructuring                        15
Cash expenditures                                 (83)
Non-cash charges                                   (8)
-----------------------------------------------------
Balance at December 31, 1997                       41
Provision for restructuring                        62
Cash expenditures                                 (37)
-----------------------------------------------------
Balance at December 31, 1998                       66
Provision for restructuring                         2
Cash expenditures                                 (27)
Change in estimates                               (26)
-----------------------------------------------------
Balance at December 31, 1999                     $ 15
-----------------------------------------------------

The remaining $15 million principally relates to lease termination costs and to a lesser extent employee separation costs. See note 13 to the financial statements.

Subsequent to December 31, 1999, we approved a proposed plan to integrate the newly acquired operations of King World with the existing CBS syndication business to achieve synergies and eliminate redundant functions. The plan is expected to result in a restructuring accrual in the range of $10 million to $14 million in 2000 and reflects primarily severance-related and relocation costs of the acquired business. Restructuring costs related to the historical operating activities of King World will increase goodwill and those costs incurred relating to the existing CBS syndication business will be charged to operations. The restructuring accrual includes severance-related and relocation costs of the acquired business for approximately 70 employees in redundant functions and are expected to be paid by year-end 2000. Terminations of employees are expected to be completed by year-end 2000. The restructuring is expected to generate about $13 million in savings in 2000, when fully realized.

                                                      CBS CORPORATION         17

SEGMENT RESULTS OF OPERATIONS
(in millions)

                                                REVENUES               OPERATING PROFIT               EBITDA
                                        ------------------------    ----------------------    -----------------------
YEAR ENDED DECEMBER 31,                  1999     1998     1997      1999    1998    1997      1999     1998    1997
---------------------------------------------------------------------------------------------------------------------
Infinity                                $2,449   $1,893   $1,480    $  739   $ 542   $ 372    $1,067   $  798   $ 575
Television                               4,371    4,369    3,589       351     146     119       606      385     339
Cable                                      565      546      302       138      50      10       219      148      73
Internet Group                              13        4       --       (35)     (8)     --       (37)      (4)     --
---------------------------------------------------------------------------------------------------------------------
    Total combined segments              7,398    6,812    5,371     1,193     730     501     1,855    1,327     987
Corporate and Other                        (25)      (7)      (4)      (62)    (85)   (105)      (44)     (68)    (72)
Residual costs of discontinued
  businesses                                --       --       --      (175)   (163)   (143)     (175)    (163)   (143)
---------------------------------------------------------------------------------------------------------------------
    Total                               $7,373   $6,805   $5,367    $  956   $ 482   $ 253    $1,636   $1,096   $ 772
---------------------------------------------------------------------------------------------------------------------

INFINITY

Discussions below are provided on a comparable basis. Comparable basis was determined as if the June 1998 acquisition of American Radio and any related divestitures and exchanges of radio stations occurred on January 1, 1997. In addition, comparable results exclude the December 1999 operating results of Outdoor Systems.

The Infinity segment is comprised of owned and operated radio stations and outdoor advertising businesses. Reported revenues in 1999 increased $556 million or 29% over the prior year. The reported results include the full-year impact of the June 1998 acquisition of American Radio and the one-month results of Outdoor Systems. On a comparable basis, revenues increased 17%, primarily driven by higher advertising rates at the majority of the radio stations and in the outdoor advertising business. The higher advertising rates reflect increased demand for advertising. Reported revenues in 1998 increased $413 million or 28% over the prior year. The reported results include the impact of the acquisition of American Radio. On a comparable basis, revenues increased 12%. This increase reflects strong growth primarily in the top 15 radio markets and double-digit growth at our outdoor advertising business in 1998. Radio revenues were 75% in 1999, 77% in 1998 and 75% in 1997 of total Infinity segment revenues. The percentage of outdoor revenues is expected to increase in 2000 due to the full-year impact of the December 1999 acquisition of Outdoor Systems.

Reported operating profit and EBITDA in 1999 increased $197 million or 36% and $269 million or 34%, respectively, over the prior year. Reported operating profit and EBITDA in 1998 increased $170 million or 46% and $223 million or 39%, respectively, over the prior year. On a comparable basis, operating profit and EBITDA in 1999 increased 34% and 23%, respectively, over the prior year. On a comparable basis, operating profit and EBITDA in 1998 increased 36% and 21%, respectively, over the prior year. These increases were driven by the higher revenues discussed above and management's continued focus on cost control. The higher growth rate in operating profit and EBITDA compared to the growth rate in revenues results because a substantial portion of the Infinity segment's costs are fixed.

As previously discussed, certain outdoor advertising assets are expected to be divested in connection with Infinity Broadcasting's acquisition of Outdoor Systems. See Management's Discussion and Analysis--Overview.

On March 3, 2000, Infinity Broadcasting entered into an asset purchase agreement to acquire 18 radio stations, located in the top 50 markets, from Clear Channel Communications for approximately $1.4 billion. This transaction is expected to close by year-end 2000 and is subject to regulatory reviews and approvals. In addition, on March 21, 2000, Infinity Broadcasting announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately $425 million. This transaction is expected to close mid-year 2000.

TELEVISION

The Television segment consists of three integrated operations: the CBS television network; our owned and operated television stations; and our television syndication operations. On November 15, 1999, we acquired the King World syndication operations which have been reflected in our reported amounts.

Reported revenues in 1999 were level with those of the prior year. On a comparable basis, excluding $103 million in revenues associated with the 1999 acquisition of King World and the impact of the 1998 Winter Olympics, revenues would have increased by approximately 9%. This advance was driven by strong

 18        CBS CORPORATION
up-front and scatter market advertising pricing, due in part to, increased advertising demand across the industry. Approximately 80% of CBS Television's 1999-2000 season up-front inventory was sold at double-digit price increases, subject to actual audience levels being achieved. Reported revenues in 1998 increased $780 million or 22% over 1997 primarily due to the broadcast of the Winter Olympics during the first quarter of 1998 and the broadcasts of the 1998 NFL American Football Conference games during the third and fourth quarters. Excluding the impact of the broadcast of the 1998 Winter Olympics and the NFL, revenues would have remained level with the prior year. During 1998 CBS signed an eight-year agreement, subject to rebid at the end of five years at the discretion of the NFL, to broadcast American Football Conference games.

Reported operating profit and EBITDA increased $205 million or 140%, and $221 million or 57%, respectively in 1999. These increases are primarily attributable to higher 1999 advertising pricing, partially offset by increased programming costs, and the inclusion of operating profit of $6 million and EBITDA of $28 million associated with the recently completed King World acquisition. These 1999 increases also include a net benefit of $87 million resulting from the absence of a 1998 special charge of $63 million recognized for restructuring costs and asset impairment, the inclusion of a 1999 special charge of $2 million recognized for employee terminations, and the reversal of $26 million of the 1998 special charge during 1999. This reversal was the result of television programming changes and lower than expected severance costs. Partially offsetting these 1999 improvements is the impact of the broadcast of the 1998 Winter Olympics. On a comparable basis, excluding the net effect of these items, operating profit and EBITDA in 1999 would have increased approximately 170% and 55%, respectively. Reported operating profit and EBITDA in 1998 increased $27 million or 23%, and $46 million or 14%, respectively. These increases are due to the broadcast of the 1998 Winter Olympics partially offset by a $63 million restructuring and asset impairment charge recognized in the third quarter of 1998 and declines in profitability during the third and fourth quarters of 1998 due to higher costs for program rights. Excluding the net effect of these items, operating profit was flat while EBITDA increased slightly compared to the prior year. Comparable EBITDA margins were 13% in 1999 and 9% in both 1998 and 1997.

See Management's Discussion and Analysis--Consolidated Results of
Operations--Restructuring of Operations for discussion on the proposed plan to integrate the operations of King World with the existing CBS syndication business.

In the fourth quarter of 1999, we entered into a new agreement with the National Collegiate Athletic Association (NCAA) for certain rights, including the right to broadcast the NCAA Division I Men's Basketball Tournament and other championship events. The contract provides for program rights payments of approximately $6.2 billion over an eleven-year period commencing with the 2003 season. This new contract represents a significant increase in costs, more than double the annual cost of the current eight-year contract of approximately $1.7 billion, but includes a significant expansion of our rights, including rights to cable, digital broadcasting, rights to produce and develop the NCAA official championship Internet site, rights to radio broadcasts, marketing, corporate sponsorship, home video, merchandising and licensing. It is anticipated that we will retain a substantial amount of the revenues generated from these rights in accordance with the terms of the agreement. The new contract's impact on operating profit, EBITDA and cash flows is significantly dependent upon a number of factors, including the strength of the advertising market and our ability to attract sufficient audience levels with respect to the NCAA programming.

CABLE

The Cable segment primarily consists of our cable networks, including TNN, CMT and two regional sports networks. These networks are distributed by cable television and other multichannel technologies. In December 1998 we divested Eye on People and in November 1998 we finalized a joint venture agreement pursuant to which 70% of the TeleNoticias cable channel business was sold. During 1999, TeleNoticias filed for bankruptcy protection and subsequently is being liquidated with certain obligations reverting back to us.

Reported revenues in 1999 increased $19 million or 3% over the prior year. This increase was negatively impacted by the absence of revenues in 1999 related to Eye on People and TeleNoticias which were divested in late 1998. On a comparable basis, assuming the exclusion of the 1998 revenues of Eye on People and TeleNoticias, revenues would have increased 8%. This growth reflects our ability to increase advertising rates due to higher demand for

                                                      CBS CORPORATION         19
advertising across the industry. The increase in advertising has occurred despite the continued increase in competition across the cable industry as the growing number of channels available continues to provide more options to viewers thereby placing more pressure on cable networks to attract and maintain their audiences. Reported revenues in 1998 increased by $244 million or 81% over the prior year. These increases were primarily attributable to the September 30, 1997 acquisition of TNN and CMT. We had previously owned a 33% interest in CMT. On a comparable basis, assuming the acquisition of TNN and CMT occurred on January 1, 1997, revenues for 1998 would have increased by approximately 10%.

Our rights to broadcast the NASCAR Winston Cup races were not renewed and expire during the year 2000. Unless these broadcast rights are replaced with similar revenue generating events, the positive historical trend in revenues may be adversely affected.

Reported operating profit in 1999 increased $88 million or 176% as compared to the prior year. On a comparable basis, assuming the exclusion of the 1998 operating losses of TeleNoticias and Eye on People, operating profit would have increased 50% due to the increased advertising rates, a $7 million recovery of a previously written off receivable and improved margins from restructuring and other cost containment efforts initiated in 1998.

Reported EBITDA in 1999 increased $71 million or 48% over the prior year. On a comparable basis, excluding the 1998 impact of TeleNoticias and Eye on People, EBITDA increased 13%. This increase was driven by the improvement in operating profit, partially offset by a special charge of $24 million in the second quarter of 1999. This special charge was a direct result of the financial difficulties which led TeleNoticias to file for bankruptcy protection under Chapter 11, in the second quarter of 1999 and to ultimately be liquidated under Chapter 7. Because of these financial difficulties, it is probable that certain obligations that were assumed by the buyer will revert back to us. The $24 million special charge was recorded in Other income, net. Of the $24 million, $11 million was paid in the second half of 1999 and the remaining balance is expected to be satisfied over the next few years. On a comparable basis, excluding the impact of this special charge and the recovery of the receivable, EBITDA would have increased 22% and EBITDA margin would have increased to 42% in 1999 from 37% in 1998.

In 1998, reported operating profit increased $40 million and reported EBITDA increased $75 million over last year. These increases were primarily attributable to the September 30, 1997 acquisition of TNN and CMT, partially offset by a 1997 gain on the sale of a partnership interest. On a comparable basis, assuming the acquisition of TNN and CMT occurred on January 1, 1997, 1998 operating profit increased approximately 80%; this increase was attributable to higher advertising sales. EBITDA on a comparable basis was flat compared to 1997 because of increased expenditures and a loss on disposal of a 70% interest in TeleNoticias.

INTERNET GROUP

The Internet Group segment consists of our consolidated Internet based companies, including CBS.com, Inc. and iWon, Inc., as well as our interests in Internet based companies accounted for under the cost or equity methods of accounting. However, the Internet Group segment results in the table on page 18 exclude the effect of changes in market value for our publicly traded cost method investments and the results of operations for our equity method of accounting Internet investments. Our proportionate share of losses and related amortization expense in our equity method investments are reported separately as Equity losses of unconsolidated affiliated companies, net of income taxes on the Consolidated Statement of Income and discussed in Management's Discussion and Analysis--Consolidated Results of Operations. The appreciation or depreciation in the stock prices on our publicly traded cost method Internet investments are recorded as a component of Accumulated other comprehensive loss in shareholders' equity. The discussion below reflects the results of the consolidated Internet based companies. See note 3 to financial statements.

Revenues of $13 million were primarily contributed by CBS.com, Inc. which began operations in February 1998. Operating losses were $35 million with a negative EBITDA of $37 million. The losses were driven by iWon, Inc.'s aggressive advertising efforts to attract users to the web site through their cash sweepstakes campaign. Approximately $19 million of the losses recognized relate to advertising spots provided to consolidated Internet Group investments by our Infinity, Television and Cable segments.

As discussed in Management's Discussion and Analysis--Overview, during 1999 we closed on a number of strategic investments focused on growing our Internet based operations. Future losses in these

 20        CBS CORPORATION
companies are expected to increase dramatically due to their recognizing marketing and promotional expenses as we deliver our advertising and promotion time. Additionally, our losses will increase as the number of such investments expand and as full-year results are recognized. We expect future non-cash equity losses and amortization to be material to our consolidated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

During 1999, we generated $686 million in cash flow from operating activities from our Continuing Operations, which represents a $391 million increase over the prior year. These cash inflows were one of our major sources of liquidity during the year, and were primarily utilized along with cash and cash equivalents on hand at the beginning of the year to fund our stock repurchase programs, repay debt, complete business acquisitions, and fund the operations of our discontinued businesses through their dates of disposal. Additional 1999 sources of liquidity primarily include cash provided by business divestitures and assets liquidations of $479 million and the cash and cash equivalents acquired through the 1999 acquisitions of King World and Outdoor Systems which were funded by the issuance of CBS and Infinity Broadcasting common stock, respectively. Cash and cash equivalents and short-term investments acquired as of the closing date for these companies totaled $573 million and $353 million, respectively.

As previously stated, during 1999, we completed a number of acquisitions for stock, cash and the assumptions of debt and stock options aggregating approximately $12.2 billion and made certain equity investments in Internet based businesses for cash and commitments to provide future advertising. In general, future commitments to provide advertising will be met over a period of seven years. The acquisitions and investments were primarily funded by the issuance of 233 million shares of Class A common stock by Infinity Broadcasting, the issuance of 58 million shares of CBS common stock, the issuance of approximately 10 thousand shares of CBS Series B participating preferred stock, the assumptions of $1.9 billion of debt at fair value and $982 million of stock options as well as commitments to provide future advertising for $604 million.

In 1998, CBS formed Infinity Broadcasting, a new company comprising the Infinity segment. In December 1998, Infinity Broadcasting sold 18% of its common stock in an IPO, generating $3.2 billion of proceeds ($3.0 billion, net of offering costs). CBS received the benefit of nearly 90% of the proceeds from the IPO through the payment to CBS by Infinity Broadcasting of an intercompany note and certain other intercompany transactions. A significant portion of these proceeds were used by CBS to repay its revolving credit borrowings in 1998 and the remainder was used to reacquire our common stock, repay other outstanding debt and for general corporate purposes.

Because of the minority interest in Infinity Broadcasting following the stock offering, certain modifications have been made to our cash management practices. Of the $194 million in cash and cash equivalents presented on our Consolidated Balance Sheet, CBS, as the parent company of Infinity Broadcasting, has direct access to $122 million. The remaining cash balance is available to CBS if Infinity Broadcasting were to pay a dividend on all of its common stock. Infinity Broadcasting does not anticipate paying any dividends in the near term. Cash generated by Infinity Broadcasting's operations is expected to be retained by Infinity Broadcasting for use in its operations or for investing. Management does not believe that this segregation of cash will materially impact our liquidity.

Additionally, under the terms of an intercompany agreement and a tax sharing agreement, Infinity Broadcasting reimburses CBS in cash for certain services provided and its standalone income tax liability. Under the intercompany agreement, we provide to Infinity Broadcasting a number of services, including executive, human resources, legal, finance, information management, internal audit, tax, and treasury services. The costs of these services are allocated according to established methodologies determined on an annual basis.

With the completion of the Outdoor Systems acquisition, our ownership interest in Infinity was reduced to approximately 65%, excluding the dilutive effect of stock options, and therefore, after December 7, 1999, Infinity Broadcasting can no longer be included in our consolidated U.S. federal and some state consolidated tax returns. During 1999 cash taxes paid to CBS by Infinity Broadcasting totaled $290 million while total net cash taxes paid by CBS, excluding a prior year tax refund of $109 million, was $164 million. This difference was due to the utilization of certain CBS deferred tax assets during 1999. During the next several years, consolidated cash taxes are expected to increase as a result of the de-consolidation of Infinity Broadcasting from our consolidated U.S. federal tax

                                                      CBS CORPORATION         21
return since their taxable income can no longer be sheltered by our remaining deferred tax assets.

We expect to have sufficient liquidity to meet our ordinary future business needs. Sources of liquidity generally available to us include cash from operations, proceeds from sales of investments and non-strategic assets, cash and cash equivalents, short-term investments, availability of debt under our credit facility, borrowings from other sources, including funds from capital markets, and issuance of additional capital stock of CBS.

OPERATING ACTIVITIES

The operating activities of Continuing Operations provided cash of $686 million during 1999 and $295 million during 1998. This increase in cash flow is primarily attributable to our improved operating results. The sources of funds identified as deferred and current income taxes are primarily related to the utilization of certain CBS deferred tax assets and the receipt of $109 million of prior year tax refunds in 1999. Cash paid for interest and taxes during 1999 also decreased significantly from 1998.

During 1998 operating activities of Continuing Operations provided $295 million of cash while in 1997 used cash of $201 million. The $496 million improvement in operating cash flows in 1998 reflects significant improvements in our results of operations partially offset by the increase in customer receivables. The decline in cash outflows of other assets and liabilities is primarily due to the timing of payments in 1997.

Over the next several years it is likely that a portion of the future non-cash advertising and promotion time provided by us in exchange for consolidated and non-consolidated Internet based investments of $51 million and $592 million, respectively, at December 31, 1999, will displace advertising inventory that could otherwise be sold for cash. During 1999, $58 million in non-cash advertising was provided to our nonconsolidated Internet investees and $19 million to our consolidated investees. In addition, as a result of our recent investments in these Internet based companies, cash taxes paid are expected to increase because CBS is contributing services in exchange for its ownership interests. We are required to recognize taxable income equal to the fair value of the shares received.

Cash outflows for operating activities are expected to increase as a result of our NFL contract and our new NCAA contract. The new NCAA contract provides for program rights payments of approximately $6.2 billion over an eleven-year period commencing with the 2003 season. This new contract represents a significant increase in costs, more than double the annual cost of the current eight-year contract of approximately $1.7 billion, but includes a significant expansion of our rights, including rights to cable, digital broadcasting, rights to produce and develop the NCAA official championship Internet site, rights to radio broadcasts, marketing, corporate sponsorship, home video, merchandising and licensing. It is anticipated that we will retain a substantial amount of the revenues generated from these rights in accordance with terms of the agreement. Future liquidity may be significantly impacted by our ability to attract sufficient audience levels with respect to the NFL and NCAA programming.

Cash contributed to our pension and postretirement plans totaled $366 million during 1999 and $393 million during 1998. Our contribution level for 2000 is expected to range between $210 million and $273 million and is consistent with our goal to fully fund our qualified pension plans over the next several years.

The operating activities of Discontinued Operations used cash of $241 million during 1999 compared to $331 million during 1998. The cash outflows during 1999 primarily reflect cash used in the operations of the Energy Systems and Government Operations businesses through their date of disposition in March 1999 and resolution of certain working capital adjustments, while the cash outflows during 1998 primarily reflect the cash used in the operations of its Power Generation business through the date of its disposition in August 1998 as well as the Energy Systems and Government Operations businesses. With the completion of the sale of essentially all of our remaining industrial operations in 1998 and 1999, future operating cash flows of Discontinued Operations will consist primarily of cash flows associated with certain remaining purchase price adjustments, indemnification obligations and the liquidation of financial services businesses. Cash flows associated with the financial services business, including interest cost on debt of Discontinued Operations and the repayment of that debt, will be satisfied through borrowings under the CBS revolver and cash from continuing operations which the cash inflows from contractual liquidation of the leasing portfolio are expected to be sufficient to repay, while cash requirements to satisfy non-debt obligations of Discontinued Operations will affect cash flows of Continuing Operations. Cash taxes arising from the liquidation of our lease portfolio are expected to be

 22        CBS CORPORATION
funded by cash from Continuing Operations over the next 15 years.

The operating activities of Discontinued Operations used $331 million of cash during 1998 compared to $437 million of cash during 1997. The cash flows in 1998 and 1997 primarily reflect cash used in the operations of the Power Generation and Energy Systems businesses.

We will continue to make payments for postretirement benefits, pensions, divestiture costs and retained liabilities associated with the industrial businesses. In addition, over the next several years we expect to resolve certain tax contingencies related to the divestitures of our industrial businesses which may increase cash taxes paid.

INVESTING ACTIVITIES

Net cash flows from investing activities during 1999 remained relatively consistent with 1998, however a number of significant acquisitions and divestitures occurred during each of these periods which ultimately drove the results.

Investing cash inflows of $422 million during 1999 are primarily attributable to $573 million of cash received in connection with the stock acquisitions of King World and Outdoor Systems, and $479 million of cash received from business divestitures and other asset liquidations which was partially offset by cash outflows of $341 million for non-Internet business acquisitions, $45 million for equity investments in Internet based companies acquired in 1999, $106 million for other investments and assets as well as $171 million for capital spending. Included in the 1999 capital spending is $16 million for consolidated Internet investments. A portion of the cash paid for 1999 business acquisitions was received from deposits held in acquisition trust. Business divestitures and asset liquidations during 1999 primarily include the sale of certain of our industrial businesses for approximately $250 million, the liquidation of our leasing portfolio for $109 million, cash received from the divestiture of several media properties totaling $59 million and proceeds of $47 million received from the sale of short-term investments. Cash outflows during 1999 for business acquisitions and investments primarily relate to the acquisition of three radio stations, a television station, two transit advertising companies, payments for Internet based and other investments, and the acquisition of a radio dating service for a total of $492 million.

Cash flows provided from investing activities of $467 million during 1998 were primarily related to the cash received from divestiture of discontinued businesses, investments, and securities for approximately $2.2 billion, partially offset by cash outflows associated with the cash payment to acquire American Radio for $1.4 billion and 1998 capital expenditures for Continuing Operations of $139 million. Cash flows provided by investing activities declined $2.0 billion between 1998 and 1997. This decline in cash provided by investing activities is a reflection of increased cash payments for business acquisitions and investments and lower proceeds from divestitures in 1998. Cash inflows during 1997 primarily relate to the sale of one of our industrial businesses for $2.6 billion.

We have taken a number of actions which will have a direct impact on our cash flows from investing activities. During 1999, we entered into a satellite service arrangement that requires an advance payment of approximately $65 million, which will become payable in October 2000. As a result of the satellite service payment and recent acquisitions, capital spending levels are expected to increase between $90 million to $120 million over 1999 levels. We have committed to contribute, upon request, approximately $55 million to a fund aimed at providing minorities and women with access to capital to acquire and operate radio and television stations. Over the next five years, based on our current projections, we expect to spend approximately $100 million for equipment and other capital assets to meet commitments for digital multichannel and high definition transmission capability.

With the sale of essentially all the remaining industrial businesses, future capital expenditures for Discontinued Operations will essentially be eliminated.

FINANCING ACTIVITIES

Total cash flows from financing activities dramatically shifted to a net cash outflow during 1999 of $1.4 billion from a net cash inflow of $327 million during 1998. A number of significant actions taken during each of these years drove these results.

Total financing cash outflows of $1.4 billion during 1999 primarily reflect the repurchase or redemption of certain outstanding debt for $683 million and the purchase of 11.5 million shares of CBS common stock for $489 million, bringing our total share repurchases to 39.8 million shares for $1,348 million. In addition, Infinity Broadcasting purchased 17.6 million shares of

                                                      CBS CORPORATION         23
its Class A common stock for $485 million. Partially offsetting these outflows was cash generated of $266 million from stock issued for employee compensation and benefit plans.

Cash inflows of $327 million during 1998, primarily relate to the net proceeds of $3.0 billion received from Infinity Broadcasting's IPO, $493 million received upon the issuance of Senior Notes due in 2005 and $351 million from CBS stock issued for employee benefit plans. These 1998 cash inflows were partially offset by cash outflows for net debt repayments totaling approximately $2.7 billion and cash outflows for the purchase of 28.3 million shares of CBS's common stock totaling $859 million. In February 1998, we announced that we would suspend dividend payments on our common stock after payment of the March 1, 1998 dividend.

Cash used in 1999 and 1998 to repurchase and redeem debt as well as the purchase of common stock were primarily financed by cash proceeds received from Infinity Broadcasting subsequent to its December 1998 IPO, our cash flow from asset dispositions and operations. Future purchases of common stock under CBS's $3.0 billion multi-year stock repurchase program and Infinity Broadcasting's $1.0 billion multi-year stock repurchase program ($500 million announced in June 1999 and an additional $500 million announced in January 2000) will be guided by financial policies that are consistent with maintaining an investment grade rating. Subsequent to December 31, 1999 through March 20, 2000, Infinity Broadcasting purchased 4.7 million shares of its Class A common stock for $156 million and CBS purchased 3.5 million shares of its common stock for $200 million.

As discussed above, financing activities during 1998 provided cash of $327 million while cash used during 1997 totaled $2.0 billion. The increase in net cash flows from financing activities is a reflection of the proceeds received from Infinity Broadcasting subsequent to its December 1998 IPO. Cash outflows during 1997 primarily include net debt repayments of $2.1 billion which was funded primarily by the $2.6 billion in proceeds received on the sale of one of our industrial businesses.

We are considering various alternatives with respect to our Internet strategy, including pursuing a spin-off or creation of a tracking stock for our Internet interests.

REVOLVING CREDIT FACILITY

Our August 1996 five-year revolving credit facility, as amended and restated in December 1999, provides for $1.5 billion of credit available to CBS and our subsidiaries excluding Infinity Broadcasting and its subsidiaries, and an additional $1.5 billion of credit available for the exclusive use of Infinity Broadcasting and its subsidiaries. Infinity Broadcasting's borrowings under this facility are guaranteed by us.

The credit facility provides for short-term money market loans and revolver borrowings. Borrowing rates under the facility are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin based on our senior unsecured debt rating and leverage. The cost of the facility includes commitment fees, which are based on the unutilized portion of the facility and vary with our debt ratings. Revolver borrowings are classified as long-term. There are no compensating balance requirements under the facility. At December 31, 1999, Infinity Broadcasting had outstanding credit facility borrowings of $988 million, of which $38 million were short-term borrowings. These borrowings were primarily used to pay down Outdoor Systems' credit facility in conjunction with our acquisition of Outdoor Systems in December 1999.

Borrowing availability under the credit agreement is subject to compliance with certain covenants, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of the financial covenants become more restrictive over the term of the agreement. At December 31, 1999, we were in compliance with the financial covenants.

As previously discussed, on March 3, 2000, Infinity Broadcasting entered into an asset purchase agreement to acquire 18 radio stations from Clear Channel Communications for approximately $1.4 billion. In addition, on March 21, 2000, Infinity Broadcasting announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately $425 million. Infinity Broadcasting plans to finance these acquisitions with excess cash from operations and by executing a credit facility which will increase their borrowing availability by $2.0 billion.

CONSOLIDATED BALANCE SHEET

During 1999, with the consummation of the acquisitions of King World, Outdoor Systems, two television stations and various other media properties, we

 24        CBS CORPORATION
continued our pursuit of identifying and obtaining accretive acquisitions. As a result of these acquisitions both total assets and liabilities increased dramatically. The increase in our assets resulted primarily from additional intangible assets of $9.7 billion, property and equipment of $1.9 billion and an increase of $811 million, year-over-year, in our investments in Internet based companies. The increase in our liabilities resulted primarily from incremental deferred tax liabilities of approximately $600 million recorded on identifiable intangibles acquired, debt assumed of approximately $1.9 billion from Outdoor Systems and deferred barter revenues of $592 million recorded in connection with our 1999 investments in Internet based companies.

OTHER MATTERS

YEAR 2000

We have not experienced any significant disruptions to our financial or operating activities caused by a failure of our computerized systems resulting from Year 2000 issues. In addressing this matter we had undertaken efforts to identify, modify or replace and then test systems to ensure Year 2000 compliance by December 31, 1999. Total expenditures of $33 million were necessary to achieve Year 2000 compliance, of which $18 million was incurred in 1999 and $15 million through December 31, 1998. Approximately 36% of these total expenditures related to the replacement of existing systems. These costs were funded through our cash flows from operations. All system modification costs were expensed as incurred. The Year 2000 effort also included communications with all significant third party suppliers and customers to determine the extent to which our systems were vulnerable to those parties' failures to reach Year 2000 compliance. There has been no significant loss of revenue, unanticipated costs or service interruptions. Management does not expect any future failure of our third party suppliers or customers to have a material adverse impact on our future business operations or financial results.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign exchange rates. To manage this exposure, we periodically enter into interest rate and currency exchange agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

At December 31, 1999, our total long-term debt from Continuing Operations was $3,759 million, of which $2,799 million was fixed-rate debt. The fair value of our fixed-rate debt was $2,831 million. A 1% decrease in interest rates would increase the fair value of our fixed-rate debt by approximately $135 million. Based on the balance of variable-rate debt at December 31, 1999, a 1% increase in interest rates would increase annual interest expense by approximately $10 million.

At December 31, 1998, our total long-term debt from Continuing Operations was $2,665 million, of which $2,634 million was fixed-rate debt. The fair value of our fixed-rate debt was $2,805 million. A 1% decrease in interest rates would increase the fair value of our fixed-rate debt by approximately $151 million. Based on the balance of variable-rate debt at December 31, 1998, a 1% increase in interest rates would have increased annual interest expense by approximately $0.3 million.

At December 31, 1999, we had variable-to-fixed interest rate swap contracts outstanding with a notional value of $775 million. The swap contracts expire in less than three months. The fair value of these swaps at December 31, 1999 was not material. At December 31, 1998, no interest rate swap contracts were outstanding.

We continually monitor our economic exposure to changes in foreign exchange rates and enter into foreign exchange forward contracts to hedge our transaction exposure where appropriate. The notional amount of our foreign currency forward contracts, which were hedging foreign currency denominated transactions at year-end 1999, was $99 million and at year-end 1998 was $5 million. The majority of these related to the Canadian Dollar. A 10% change in foreign exchange rates across all currencies in our portfolio would not be material.

Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counterparty. To minimize this risk, we select high credit quality counterparties.

For further information regarding our debt and financial instruments, see notes 8 and 9 to the financial statements.

ENVIRONMENTAL MATTERS

Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on us. With regard to remedial actions under federal and state

                                                      CBS CORPORATION         25

Superfund laws, we had been named a potentially responsible party at numerous sites located throughout the country. At many of these sites, we are either not a responsible party or our site involvement is very limited or de minimis. However, we may have varying degrees of cleanup responsibilities at approximately 74 sites. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; and the identification of new sites. The majority of the environmental matters being addressed have arisen from past operation of our industrial businesses. Although all the industrial businesses were divested by year-end 1999, we have retained certain obligations relating to these past activities. At December 31, 1999, we had an accrued liability of $514 million reflected in Retained liabilities of discontinued businesses and presented in Other current and Other noncurrent liabilities in the Consolidated Balance Sheet. Of this amount, $397 million covers site investigation and remediation, and $117 million is for post-closure and monitoring activities for approximately 74 sites for which environmental responsibility remains with us. We anticipate that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made over periods up to 30 years. Should alternative remediation strategies be selected, the costs related to these sites could differ from the amounts currently accrued. We recognize changes in estimates as new remediation requirements are defined or as more information becomes available.

We believe, based on our best estimate, that we have adequately provided for our present environmental obligations and that complying with existing government regulations will not materially impact our financial position, liquidity, or results of operations.

REGULATORY MATTERS

Certain of our media acquisitions in recent years were subject to a number of temporary conditional waivers of the FCC's rules respecting common ownership of radio and television stations in the same market (formerly known as the "one-to-a-market" rule). These waivers were granted subject to the outcome of pending rulemaking in which a review of the one-to-a-market rule had been proposed. Last August, the FCC revised the one-to-a-market rule and the rule prohibiting common ownership of television stations with certain overlapping signals (the "television duopoly" rule). The new radio/television cross-ownership rule allows a single party to own in a market (a) up to two television stations (if permitted by the television duopoly rule) and up to six radio stations or (b) one television station and seven radio stations, in both instances if sufficient market "voices," which include independently owned TV and radio stations, daily newspapers and cable television, exist. The new television duopoly rule allows the common ownership of television stations located in different DMAs regardless of signal overlap. The new rule also permits ownership of two television stations in the same market, if more than eight independently owned television stations are licensed to the DMA and at least one of the stations is not ranked among the top four in the DMA in audience share. We have demonstrated compliance with the new rule in all markets other than Los Angeles, Chicago and Dallas-Fort Worth, in each of which we own attributable interests in eight radio stations and one television station, and in Baltimore/Washington D.C. area where we have attributable interests in one television station and (depending on how the FCC interprets its new rule) either eight or eleven radio stations. As to those four markets, the temporary conditional waivers will continue until 2004, at which time the FCC will review its radio/television cross-ownership rule, and we will have an opportunity to demonstrate that the continued ownership of our media assets in these markets would serve the public interest.

In connection with the pending Viacom/CBS merger, the combined company may be required to divest some of its broadcasting assets in order to obtain FCC approval. The combined company would not be in compliance with current FCC regulations in the following areas:

- television stations held by both entities reach 41% of U.S. television households which exceeds the 35% maximum currently permitted by the FCC,

- the combined company would not be permitted to continue the temporary conditional waivers of the radio/television cross-ownership rule until 2004, and with the addition of the Viacom television stations, the combined company may be required to divest as many as nine radio stations in certain markets,

- the combined company would hold licenses for two television stations in six markets and may be required to divest a television station in one of these markets under the television duopoly rule,

 26        CBS CORPORATION

- it is likely that the combined company may also be required to divest additional broadcast stations in the event that the Commission's recent relaxation of its multiple ownership restrictions fails to become effective, or is stayed, reconsidered or modified by the FCC or by a court, and

- the combined company may have to reduce or divest its interest in the United Paramount Network to comply with the rules limiting the common ownership of certain television networks.

In order to consummate the Viacom/CBS merger on an orderly and timely basis, Viacom and CBS have requested that the companies be afforded a period of twenty-four months to come into compliance with the 35% limitation and the dual network rule, and six months to come into compliance with the radio/television cross-ownership rule.

In April 1997, the FCC adopted a schedule under which broadcasters must build digital television facilities and begin digital transmission. The FCC has not expressly stated what the consequences would be if a licensee fails to meet the adopted schedule. However, the Commission has indicated that it will grant an extension of the applicable deadline where a broadcaster has been unable to complete construction due to circumstances that are either unforeseeable or beyond its control. Under the FCC's policy, two six-month extensions may be granted by the FCC staff pursuant to delegated authority, but subsequent extension requests must be referred to the full Commission.

Under the FCC's schedule, we were required to build digital facilities by May 1, 1999 for the eight stations we own in the ten largest television markets, and by November 1, 1999 for the five television stations we own in television markets 11-30. We have begun transmitting digital broadcasts in New York, San Francisco, Philadelphia, Los Angeles, Detroit and Dallas, all of which are top ten markets. Applications for extension of construction permit have been granted with respect to our stations in Minneapolis, Miami, Denver, and Baltimore. In addition, an application for a second extension of construction permit has been granted in Boston and one is pending in Chicago, both of which are top ten markets. An application for a first extension remains pending in Pittsburgh. Our three television stations in markets below the largest 30 must construct digital facilities by May 1, 2002. Timely applications for construction permits have been filed with respect to those stations.

All of our television and radio stations operate under licenses from the FCC, which is empowered by the Communications Act of 1934, as amended, to, among other things, license and regulate television and radio broadcasting stations. The FCC has authority to grant or renew broadcast licenses for a maximum statutory term of eight years if it determines that the "public convenience, interest, or necessity" will be served thereby. During a specified period after an application for renewal of a broadcast station license has been filed, persons objecting to the license renewal application may file petitions to deny. We have no reason to believe that the licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of a substantial number of or certain key licenses could have a material adverse effect on us.

LEGAL MATTERS

We are defending a number of lawsuits on various matters. See note 19 to the financial statements. We have provided for management's best estimate of costs associated with resolution of these matters.

We are a defendant in numerous lawsuits claiming various asbestos-related personal injuries. We were neither a manufacturer nor a producer of asbestos and have often times been dismissed from these lawsuits on that basis. In court actions resolved, we have prevailed in the majority of these claims and have resolved others through settlement. We are reimbursed for a substantial portion of our current costs and settlements through our insurance carriers. We have an accrued liability for our share of estimated costs associated with outstanding claims. This liability is reflected in Retained liabilities of discontinued businesses and presented in Other current and Other noncurrent liabilities in the Consolidated Balance Sheet. Factors considered in evaluating this litigation include: claimed product involvement, alleged exposure to product, alleged disease, validity of medical claims, number of resolved claims, available insurance proceeds, and status of litigation in multiple jurisdictions. We have not been able to reasonably estimate costs for unasserted asbestos claims. However, we review asbestos claims on an ongoing basis and adjust our liability as appropriate.

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain of our pending cases and, although we believe a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on our results of operations for a quarter or a year. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe we have

                                                      CBS CORPORATION         27
meritorious defenses to the litigation and we have adequately provided for costs arising from resolution of these matters. We believe that the litigation should not have a material adverse effect on our financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," which delays the effective date for adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Our derivative and hedging transactions are not material and it is anticipated that adoption of this standard will not materially impact our financial results when adopted on January 1, 2001.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts but rather reflect our current expectations concerning future results and events. The words "believe," "expect," "intend," "plan," "anticipate," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

Such risks, uncertainties and factors include, but are not limited to: the timing, impact and other uncertainties related to acquisitions; our ability to develop and/or acquire television programming and to attract and retain advertisers; the impact of significant competition from both over-the-air broadcast stations and programming alternatives such as cable television, wireless cable, in-home satellite distribution services and pay-per-view and home video entertainment services; the impact of new technologies including the magnitude of equity losses and other uncertainties related to our Internet based investments; changes in Federal Communications Commission regulations; uncertainties related to certain litigation, environmental and other liabilities associated with former industrial businesses; and such other competitive and business risks as from time to time may be detailed in our Securities and Exchange Commission reports.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report on Form 10-K. The forward-looking statements included in this document are made only as of the date of this document and we do not have any obligation under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, to publicly update any forward-looking statements to reflect subsequent events or circumstances.

 28        CBS CORPORATION

REPORT OF MANAGEMENT

We have prepared the consolidated financial statements and related financial information included in this report. Management has the primary responsibility for the financial statements and other financial information and for ascertaining that the data fairly reflect our financial position, results of operations, and cash flows. The financial statements were prepared in accordance with generally accepted accounting principles and necessarily include amounts that are based on best estimates and judgments with appropriate consideration given to materiality. Financial information included elsewhere in this report is presented on a basis consistent with the financial statements.

We maintain a system of internal accounting controls, supported by adequate documentation, to provide reasonable assurance that assets are safeguarded and that our books and records reflect authorized transactions. Limitations exist in any system of internal accounting controls based on the recognition that the cost of the system should not exceed the benefits derived. We believe our system of internal accounting controls, augmented by the corporate audit function, appropriately balances the cost/benefit relationship.

The independent auditors provide an objective assessment of the degree to which management meets its responsibility for fair financial reporting. They regularly evaluate elements of the internal control structure and perform such tests and procedures as they deem necessary to express an opinion on the fairness of the financial statements.

The Board of Directors pursues its responsibility for our financial statements through its Audit Review Committee composed of directors who are not officers or employees of CBS. The Audit Review Committee meets regularly with the independent auditors, management, and the corporate auditors. The independent auditors and the corporate auditors have direct access to the Audit Review Committee, with and without the presence of management representatives, to discuss the scope and results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.

We believe that our policies and procedures, including our system of internal accounting controls, provide reasonable assurance that the financial statements are prepared in accordance with the applicable securities laws and with a corresponding standard of business conduct.

                                                      CBS CORPORATION         29

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CBS CORPORATION

We have audited the accompanying consolidated balance sheet of CBS Corporation and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders' equity for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBS Corporation and subsidiaries as of December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
January 25, 2000, except as to note 20,
which is as of March 21, 2000

 30        CBS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in millions except per share amounts)

YEAR ENDED DECEMBER 31,                                        1999         1998         1997
-----------------------------------------------------------------------------------------------
Revenues                                                      $ 7,373      $ 6,805      $ 5,367
Operating expenses                                             (4,281)      (4,373)      (3,483)
Marketing, administration and general expenses                 (1,292)      (1,216)      (1,043)
Depreciation and amortization                                    (669)        (571)        (445)
Residual costs of discontinued businesses                        (175)        (163)        (143)
-----------------------------------------------------------------------------------------------
Operating profit                                                  956          482          253
Other income, net                                                  11           43           74
Interest expense                                                 (204)        (370)        (386)
-----------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations before income
  taxes, minority interest in income of consolidated
  subsidiaries and equity losses of unconsolidated
  affiliated companies                                            763          155          (59)
Income tax expense                                               (461)        (161)         (73)
Minority interest in (income) loss of consolidated
  subsidiaries                                                    (72)          (6)           1
Equity losses of unconsolidated affiliated companies, net of
  income taxes                                                    (73)          --           --
-----------------------------------------------------------------------------------------------
Income (loss) from Continuing Operations                          157          (12)        (131)
-----------------------------------------------------------------------------------------------
Discontinued Operations, net of income taxes:
     Loss from Discontinued Operations                             --           --         (191)
     Gain on disposal of Discontinued Operations                  628           --          871
-----------------------------------------------------------------------------------------------
Income from Discontinued Operations                               628           --          680
Extraordinary item, net of income taxes:
     Loss on early extinguishment of debt                          (5)          (9)          --
-----------------------------------------------------------------------------------------------
Net income (loss)                                             $   780      $   (21)     $   549
-----------------------------------------------------------------------------------------------
Net income (loss) per common share--Basic:
     Continuing Operations                                    $   .22      $  (.02)     $  (.24)
     Discontinued Operations                                      .89           --         1.08
     Extraordinary item                                          (.01)        (.01)          --
-----------------------------------------------------------------------------------------------
Net income (loss) per common share--Basic                     $  1.10      $  (.03)     $   .84
-----------------------------------------------------------------------------------------------
Net income (loss) per common share--Diluted:
     Continuing Operations                                    $   .22      $  (.02)     $  (.24)
     Discontinued Operations                                      .87           --         1.08
     Extraordinary item                                          (.01)        (.01)          --
-----------------------------------------------------------------------------------------------
Net income (loss) per common share--Diluted                   $  1.08      $  (.03)     $   .84
-----------------------------------------------------------------------------------------------
Cash dividends per common share                               $    --      $   .05      $   .20
-----------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)
Net income (loss)                                             $   780      $   (21)     $   549
-----------------------------------------------------------------------------------------------
Other comprehensive income (loss):
  Minimum pension liability adjustment, net of tax (expense)
     benefit of $(176), $19 and $(14)                             331          (37)          25
  Unrealized gains on marketable securities, net of tax
     expense of $47 in 1999 and $1 in 1998                         72            1           --
  Foreign currency translation adjustment                         (13)          --           --
-----------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                 390          (36)          25
-----------------------------------------------------------------------------------------------
Comprehensive income (loss)                                   $ 1,170      $   (57)     $   574
-----------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

                                                      CBS CORPORATION         31

CONSOLIDATED BALANCE SHEET
(in millions except per share amounts)

AT DECEMBER 31,                                                1999         1998
----------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents                                   $   194      $   798
  Short-term investments                                          306           --
  Customer receivables (net of allowance for doubtful
     accounts of $74 and $48)                                   1,676        1,180
  Program rights                                                  623          533
  Prepaid expenses and other current assets                       373          140
  Deferred income taxes                                           200          138
----------------------------------------------------------------------------------
  Total current assets                                          3,372        2,789
  Property and equipment, net                                   3,070        1,149
  Intangibles, net                                             24,917       15,463
  Other noncurrent assets                                       1,766          738
----------------------------------------------------------------------------------
Total assets                                                  $33,125      $20,139
----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt                                             $    38      $    --
  Current maturities of long-term debt                              6          159
  Accounts payable                                                377          336
  Liabilities for talent and program rights                       401          290
  Other current liabilities                                     1,142          820
----------------------------------------------------------------------------------
  Total current liabilities                                     1,964        1,605
  Long-term debt                                                3,753        2,506
  Pensions, postretirement and postemployment benefits          1,440        2,020
  Deferred income taxes                                         1,717          795
  Other noncurrent liabilities                                  2,590        2,541
----------------------------------------------------------------------------------
Total liabilities                                              11,464        9,467
----------------------------------------------------------------------------------
Contingent liabilities and commitments (note 19)
Minority interest in equity of consolidated subsidiaries        5,514        1,618
----------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $1.00 par value (25 shares authorized):
     Series B participating preferred stock (.01 and zero
      shares issued)                                               --           --
  Common stock, $1.00 par value (1,100 shares authorized,
     805 and 734 shares issued)                                   805          734
  Capital in excess of par value                               15,234        8,914
  Retained earnings                                             2,208        1,428
  Accumulated other comprehensive loss                           (417)        (807)
----------------------------------------------------------------------------------
                                                               17,830       10,269
  Less: Treasury stock, at cost (54 and 43 shares held)        (1,683)      (1,215)
----------------------------------------------------------------------------------
Total shareholders' equity                                     16,147        9,054
----------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $33,125      $20,139
----------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

 32        CBS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

YEAR ENDED DECEMBER 31,                                        1999         1998         1997
-----------------------------------------------------------------------------------------------
Cash flows from operating activities of Continuing
  Operations:
 Income (loss) from Continuing Operations                     $   157      $   (12)     $  (131)
  Adjustments to reconcile income (loss) from Continuing
   Operations to net cash provided (used) by operating
   activities:
    Depreciation and amortization                                 669          571          445
    Gains on asset dispositions                                   (10)          (5)         (39)
    Barter revenue--Internet                                      (58)          --           --
    Equity losses of unconsolidated affiliated companies           73           --           --
    Minority interest in (income) loss of consolidated
     subsidiaries                                                  72            6           (1)
    Other non-cash adjustments                                    (75)        (150)         (81)
    Changes in assets and liabilities, net of effects of
     acquisitions and divestitures of businesses:
      Receivables, current and noncurrent                        (207)        (178)        (144)
      Program rights                                               (9)          72          (79)
      Accounts payable                                            (60)          94           14
      Deferred and current income taxes                           403           10            5
      Pensions, postretirement and postemployment benefits       (165)         (57)         121
      Other assets and liabilities                               (104)         (56)        (311)
-----------------------------------------------------------------------------------------------
Cash provided (used) by operating activities of Continuing
  Operations                                                      686          295         (201)
-----------------------------------------------------------------------------------------------
Cash used by operating activities of Discontinued Operations     (241)        (331)        (437)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired, assets
    and investments                                               118       (1,522)         (59)
  Business divestitures and other asset liquidations              479        2,168        2,752
  Capital expenditures--Continuing Operations                    (171)        (139)        (121)
  Capital expenditures--Discontinued Operations                    (4)         (40)         (85)
-----------------------------------------------------------------------------------------------
Cash provided by investing activities                             422          467        2,487
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank revolver borrowings                                      1,551        4,129        2,970
  Bank revolver repayments                                     (1,655)      (6,161)      (4,555)
  Net increase (reduction) in other short-term debt                38          (89)        (406)
  Issuance of senior notes                                         --          493           --
  Repayments of long-term debt                                   (683)        (539)        (153)
  Stock issued                                                    266          351          287
  Issuance of subsidiary stock                                     21        3,047           --
  Purchase of treasury stock                                     (489)        (859)          --
  Purchase of treasury stock by subsidiary                       (485)          --           --
  Dividends paid                                                   --          (36)        (148)
  Other financing activities                                       (7)          (9)         (10)
-----------------------------------------------------------------------------------------------
Cash (used) provided by financing activities                   (1,443)         327       (2,015)
-----------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                 (576)         758         (166)
Cash and cash equivalents at beginning of period for
  Continuing and Discontinued Operations                          825           67          233
-----------------------------------------------------------------------------------------------
Cash and equivalents at end of period for Continuing and
  Discontinued Operations                                     $   249      $   825      $    67
-----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Schedule of non-cash investing and financing activities:
  Fair value of assets acquired and investments made          $13,421      $ 3,550      $ 1,889
  Fair value of liabilities assumed                            (7,548)      (2,028)        (281)
  Cash paid, net of cash acquired of $573, $18 and $8             118       (1,522)         (59)
-----------------------------------------------------------------------------------------------
  Impact on CBS shareholders' equity                          $ 5,991      $    --      $ 1,549
-----------------------------------------------------------------------------------------------
Interest paid--Continuing Operations                          $   212      $   373      $   395
Interest paid--Discontinued Operations                             38           51           95
-----------------------------------------------------------------------------------------------
  Total interest paid                                         $   250      $   424      $   490
-----------------------------------------------------------------------------------------------
Income taxes paid, net of refunds                             $    55      $   145      $    68
-----------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

                                                      CBS CORPORATION         33

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

                                                                                           ACCUMULATED
                                                      COMMON     CAPITAL IN                   OTHER
                                        PREFERRED    STOCK AT     EXCESS OF    RETAINED   COMPREHENSIVE    TREASURY
                                          STOCK     PAR VALUE     PAR VALUE    EARNINGS   INCOME (LOSS)     STOCK      TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                $  4         $609        $ 5,376      $1,084        $(796)       $  (546)   $ 5,731
Series C preferred shares converted         (4)          32            (28)                                                --
Shares issued under various
 compensation and benefit plans, net
 of taxes                                                18            333                                      15        366
Shares issued under dividend
 reinvestment plan                                                       7                                       1          8
Shares issued for acquisition                            59          1,490                                              1,549
Comprehensive income:
  Minimum pension liability
   adjustment, net of deferred taxes                                                             25                        25
Net income                                                                         549                                    549
Dividends paid                                                                    (148)                                  (148)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              $ --         $718        $ 7,178      $1,485        $(771)       $  (530)   $ 8,080
Gain on issuance of subsidiary stock                                 1,439                                              1,439
Shares issued under various
 compensation and benefit plans, net
 of taxes                                                16            293                                     174        483
Shares issued under dividend
 reinvestment plan                                                       4                                                  4
Shares repurchased                                                                                            (859)      (859)
Comprehensive income:
  Minimum pension liability
   adjustment, net of deferred taxes                                                            (37)                      (37)
  Unrealized gain on marketable
   securities, net of deferred taxes                                                              1                         1
Net loss                                                                           (21)                                   (21)
Dividends paid                                                                     (36)                                   (36)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              $ --         $734        $ 8,914      $1,428        $(807)       $(1,215)   $ 9,054
Gain on issuance of subsidiary stock                                 2,836                                              2,836
Shares issued under various
  compensation and benefit plans, net
  of taxes                                               13            387                                      21        421
Shares issued for acquisitions                           58          3,097                                              3,155
Shares repurchased                                                                                            (489)      (489)
Comprehensive income:
  Minimum pension liability
   adjustment, net of deferred taxes                                                            331                       331
  Unrealized gain on marketable
   securities, net of deferred taxes                                                             72                        72
  Foreign currency translation
   adjustment                                                                                   (13)                      (13)
Net income                                                                         780                                    780
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $ --         $805        $15,234      $2,208        $(417)       $(1,683)   $16,147
-----------------------------------------------------------------------------------------------------------------------------

The Notes to the Financial Statements are an integral part of these financial statements.

 34        CBS CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
(tabular dollars and shares in millions unless otherwise noted, except per share amounts)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, environmental liabilities, program rights, Internet investments, contracts, pensions, income taxes, and Discontinued Operations, based on currently available information. Changes in facts and circumstances may result in revised estimates.

Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CBS Corporation and its subsidiary companies. Intercompany accounts and transactions have been eliminated. Investments in joint ventures and other companies we control are consolidated in these financial statements. Investments in companies we do not control but have the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Equity method investments are stated at their cost of acquisition adjusted for our equity in undistributed net income (loss) since the date of acquisition. Investments that we do not control and do not have the ability to exercise significant influence over the operating and financial policies are accounted for by the cost method. Cost method investments are carried at their cost of acquisition. Cost method investments in publicly traded companies are subsequently marked-to-market with unrealized gains and losses, net of income taxes, reported as a component of Accumulated other comprehensive loss within shareholders' equity in the Consolidated Balance Sheet.

REVENUE RECOGNITION

Revenues are primarily derived from the sale of advertising spots and are recognized when spots are broadcast. We also receive revenues from syndication on sales of owned programming, cable license fees from distribution of our cable networks, and advertising revenues on the sale of outdoor advertising space and the sale of banner advertisements on our web sites. Revenues from syndication are recognized when the programming is available to telecast and certain other conditions are met. Revenues from cable license fees are recorded in the period that service is provided. Revenues on outdoor advertising space are recognized proportionately over the contract term. Advertising revenues on banner contracts are recognized over the period in which the advertisement is displayed.

ENVIRONMENTAL COSTS

We record liabilities when environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. Such estimates are adjusted if necessary as new remediation requirements are defined or as more information becomes available.

CASH AND CASH EQUIVALENTS

All investment securities with an original maturity of three months or less when acquired are considered to be cash equivalents. All cash and temporary investments are placed with high credit quality financial institutions and the amount of credit exposure to any one financial institution is limited.

Following the December 1998 public stock offering of Infinity Broadcasting Corporation (Infinity Broadcasting), our majority owned subsidiary, certain modifications were made to our cash management practices. At December 31, 1999, CBS, as the parent company of Infinity Broadcasting, has direct access to $122 million of the $194 million in cash and cash equivalents presented in the Consolidated Balance Sheet. The remaining cash balance is available to us only if Infinity Broadcasting pays a dividend on all of its common stock. Infinity Broadcasting does not anticipate paying any dividends in the near term.

SHORT-TERM INVESTMENTS

Short-term investments are primarily comprised of available-for-sale securities and reported at fair value, with unrealized gains and losses, net of income taxes reported in Accumulated other comprehensive loss within shareholders' equity in the Consolidated Balance Sheet. The cost of debt securities is adjusted for the amortization of premiums and the accretion of

                                                      CBS CORPORATION         35
discounts through maturity. Such amortization, interest income, realized gains and losses, and declines in value judged to be other than temporary are included in Other income, net in the Consolidated Statement of Income. The cost of securities sold is based on specific identification.

PROGRAM RIGHTS

Costs incurred in connection with the production of programming or the purchase of rights to programs, that are available to be broadcast within one year are capitalized and classified as current assets while costs of programs to be broadcast after one year are considered noncurrent and are classified as other noncurrent assets in the Consolidated Balance Sheet. Program costs are amortized as the respective programs are broadcast. Program rights are carried at the lower of unamortized cost or net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment assets are recorded at cost and depreciated over their estimated useful lives. Depreciation is generally computed on the straight-line method based on useful lives as follows:

ASSET CATEGORY                          DEPRECIATION PERIOD
-----------------------------------------------------------
Buildings and leasehold improvements    25 to 60 years
Advertising structures                  5 to 20 years
Land improvements                       20 years
Equipment and fixtures                  3 to 12 years
-----------------------------------------------------------

Leasehold improvements are amortized over the shorter of their useful life or the term of the lease. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred.

INTANGIBLE ASSETS

Intangible assets primarily arise from the allocation of the purchase price of businesses acquired. Amounts assigned to identifiable intangibles are based on independent appraisals or internal estimates. Goodwill represents the residual purchase price after allocation to all identifiable net assets including identifiable intangibles. Identifiable intangible assets primarily include Federal Communications Commission (FCC) licenses, which are limited as to availability and have historically appreciated in value with the passage of time, as well as cable license agreements, show contracts, distribution networks, tradenames and transit franchise agreements. Intangible assets are amortized using the straight-line method over their estimated lives ranging from 7 to 40 years.

RECOVERABILITY OF LONG-LIVED ASSETS

Intangible assets and all other long-lived assets are evaluated whenever events and circumstances indicate that the remaining estimated useful life of the assets may warrant revision or the remaining carrying value of such asset may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related asset's undiscounted future cash flows over the remaining life of that asset in measuring recoverability. If identifiable cash flows are not available for the specific asset, we evaluate recoverability of the specific business to which the asset relates. If the undiscounted cash flows are less than the carrying value of the asset, an impairment has in fact occurred. The carrying value of the asset is written down to its estimated fair value and a charge is recognized in operating expenses in the Consolidated Statement of Income. In the case of an equity investment in an Internet based company, the impairment charge to reduce the carrying value of the investment to its estimated fair value will be reflected in Equity losses of unconsolidated affiliated companies, net of income taxes, in the Consolidated Statement of Income. Estimated fair value is generally measured by discounting estimated future cash flows or an active market price for the asset.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used, from time to time, to manage interest rate and foreign currency exchange risks. We do not use financial instruments for trading or speculative purposes and we are not a party to any leveraged derivatives.

Under interest rate swap contracts, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on terminations of swap contracts are recognized as interest expense when terminated in conjunction with the termination of the hedged transaction, or to the extent that such hedged transaction remains outstanding, deferred and amortized to interest expense over the remaining life of the hedged transaction.

Forward exchange contracts are used to hedge the currency fluctuations on transactions denominated in foreign currencies. Gains and losses on forward exchange contracts and the offsetting losses and gains on hedged transactions are recorded currently in Other

 36        CBS CORPORATION
income, net in the Consolidated Statement of Income. Forward exchange contracts are carried at fair value and are reflected in Other current assets or Other current liabilities, as appropriate in the Consolidated Balance Sheet.

SUBSIDIARY STOCK TRANSACTIONS

Gains and losses on stock transactions by our subsidiaries and equity investees are recognized directly in shareholders' equity through an increase or decrease to capital in excess of par value in the period in which the transaction occurs.

STOCK-BASED COMPENSATION

We measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma net income and pro forma earnings per share disclosures using the fair value based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," are provided in note 17 to the financial statements.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133," which delays the effective date for adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Our derivative and hedging transactions are not material and it is anticipated that adoption of this standard will not materially impact our financial results when adopted on January 1, 2001.

NOTE 2:  MERGERS AND ACQUISITIONS

PENDING MERGER

On September 6, 1999, we entered into an agreement and plan of merger with Viacom Inc. (Viacom). Pursuant to this merger agreement, as amended, each share of CBS common stock and each share of CBS Series B participating preferred stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.085 shares of Viacom non-voting Class B common stock and 1.085 shares of Viacom Series C preferred stock, respectively. Each share of the CBS Series B participating preferred stock is entitled to 1,000 votes per share and is convertible at the option of the holder into 1,000 shares of CBS common stock. Each share of Viacom Series C preferred stock will be entitled to 100 votes per share. Each Viacom Series C preferred share will be convertible into 1,000 shares of Viacom non-voting Class B common stock at the option of the holder. The merger will be accounted for by the purchase method of accounting. On December 29, 1999, shareholders of both companies approved the merger. The merger is contingent upon, among other things, the approvals of the Department of Justice and the FCC. This transaction is expected to close in April 2000.

ACQUISITIONS OF BUSINESSES

During 1999, we completed the acquisitions of several businesses, the most significant of which are discussed below, aggregating approximately $12.2 billion. These acquisitions were primarily funded by the issuance of 58 million shares of CBS common stock, by the issuance of 233 million shares of Class A common stock by Infinity Broadcasting, which led to the reduction of our ownership interest, the issuance of 10,142 shares of CBS Series B participating preferred stock, and the assumptions of $1.9 billion of debt at fair value and $982 million of stock options. In addition, $341 million of cash was paid in these transactions. These transactions primarily included acquisitions in outdoor advertising businesses in the U.S. and internationally, television syndication operations and television and radio stations. The acquisitions were all accounted for under the purchase method. The purchase prices have been preliminarily allocated based on the estimated fair value of the assets acquired and liabilities assumed. The preliminary allocations were determined using management's best estimates based on currently available information. We are in the process of obtaining independent appraisals of the assets acquired and expect this process to be complete by the end of the second quarter of 2000. As additional information becomes available, these estimates will be adjusted and the allocations finalized. The excess purchase prices over the preliminary estimated fair values of the net assets acquired, of approximately $7.9 billion, was allocated to goodwill.

                                                      CBS CORPORATION         37

The results of operations of all acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

On December 7, 1999, Infinity Broadcasting completed its acquisition of Outdoor Systems, Inc., (Outdoor Systems) for approximately $8.7 billion, which included the assumption of $1.9 billion in debt, at fair value and $670 million of Outdoor Systems stock options. The agreement to acquire Outdoor Systems was reached May 27, 1999 and called for the exchange of each outstanding common share of Outdoor Systems for 1.25 shares of Infinity Broadcasting Class A common stock equating to approximately 233 million shares of common stock with a market value of $26 per share. The closing of this transaction resulted in a reduction in our ownership interest in Infinity Broadcasting from approximately 82% at December 31, 1998 to approximately 65% at December 31, 1999, excluding the dilutive effect of stock options. Our voting interest also declined from approximately 96% at December 31, 1998 to approximately 90% at December 31, 1999 as a result of the transaction. The excess purchase price over the estimated fair value of the net assets acquired of approximately $6.5 billion was preliminarily allocated to goodwill and is being amortized on a straight-line basis over 30 years. On December 6, 1999, CBS, Infinity Broadcasting and Outdoor Systems (the Parties) entered into a final judgment with the United States in connection with Infinity Broadcasting's acquisition of Outdoor Systems. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties principally in the New York City area, all in accordance with the terms and conditions of the final judgment. We do not view these divestitures as material to our business. Any adjustments that may result from the disposal of Outdoor Systems' assets will be offset against goodwill and any gains or losses on disposal of existing Infinity Broadcasting assets will be recognized in operations.

On November 15, 1999, we completed our acquisition of King World Productions, Inc. (King World) for approximately $2.7 billion which includes $312 million for the estimated fair value of King World stock options assumed. Under the terms of the agreement reached on March 31, 1999, King World shareholders received 0.81 shares of CBS common stock for each share of outstanding King World common stock equating to approximately 58 million shares of CBS common stock with a market price of $40.81 per share. The purchase price was preliminarily allocated to assets acquired and liabilities assumed, identifiable intangibles of $1.1 billion and deferred taxes of $435 million with the excess purchase price over the fair value of the net assets acquired of approximately $989 million allocated to goodwill - which is being amortized on a straight-line basis over 15 years. Subsequent to December 31, 1999, we approved a proposed plan to integrate the operations of King World with those of the existing CBS syndication business. The plan is expected to result in a restructuring accrual in the range of $10 million to $14 million in 2000. Restructuring costs related to the historical operating activities of King World will increase goodwill and those costs incurred relating to the existing CBS syndication business will be charged to operations. See note 13 to the financial statements.

We also completed our acquisitions of two CBS affiliate television stations in
Texas: KEYE-TV in Austin closed on August 31, 1999 for $160 million in cash and KTVT-TV in Dallas-Fort Worth closed on October 12, 1999 for $485 million of CBS Series B participating preferred stock, or 10,142 preferred shares, and approximately $3 million in cash. The purchase prices were preliminarily allocated to FCC licenses of $478 million and to goodwill of $304 million. FCC licenses and goodwill are amortized on a straight-line basis over 40 years. Deferred tax liabilities of $143 million were recorded on the identifiable intangibles.

During 1998, we completed acquisitions of radio stations and outdoor advertising businesses aggregating approximately $2.8 billion for $1.5 billion in cash and the assumption of debt of $1.3 billion. The most significant was our acquisition of the radio broadcasting operations of American Radio Systems Corporation (American Radio) on June 4, 1998, for $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. The acquisition was accounted for under the purchase method. The purchase price was primarily allocated to FCC licenses of $2.3 billion with the excess purchase price over the estimated fair value of net assets acquired of approximately $825 million allocated to goodwill and amortized on a straight-line basis over 40 years. Deferred tax liabilities of $928 million were recorded on the identifiable intangibles.

During 1997, we made acquisitions of cable networks, radio stations and transit advertising assets aggregating $1.6 billion funded by the issuance of CBS common stock and cash of $59 million. The most significant was our acquisition on September 30, 1997, of The Nashville Network (TNN) and the remaining interest in Country Music Television (CMT) from the

 38        CBS CORPORATION

Gaylord Entertainment Company. We had previously owned a 33% interest in CMT. The total purchase price for these cable networks of $1.6 billion was paid through the issuance of 59 million shares of CBS's common stock. The acquisition was accounted for under the purchase method. The purchase price was allocated to cable license agreements of $506 million with the excess of the purchase price over the estimated fair value of net assets acquired of $1.2 billion allocated to goodwill and amortized on a straight-line basis over 40 years. Deferred tax liabilities of $200 million were recorded on the identifiable intangibles. Prior to the acquisition, we provided certain services to TNN and CMT for which we received a commission.

PRO FORMA RESULTS
(unaudited)

The following unaudited pro forma information combines our consolidated results of operations on a continuing basis with those of Outdoor Systems, King World and American Radio as if these acquisitions had occurred on January 1, 1998. The aggregate impact of other acquisitions was not material to our revenue, income
(loss) or income (loss) per share. The pro forma results give effect to certain adjustments, including amortization expense from goodwill and other identifiable intangible assets, interest expense from acquisition debt, the effect to minority interest participation, all related income tax effects and the issuance of additional shares.

YEAR ENDED DECEMBER 31,                    1999     1998
---------------------------------------------------------
Revenues                                  $8,751   $8,369
Income (loss) from Continuing Operations      34     (209)
Income (loss) per common share-Basic         .05     (.28)
Income (loss) per common share-Diluted       .04     (.28)
---------------------------------------------------------

This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Outdoor Systems, King World and American Radio transactions been consummated on January 1, 1998. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

NOTE 3:  INVESTMENTS IN INTERNET BASED COMPANIES

During 1999, we closed on 12 investments focused on growing our Internet based operations. These investments provided us with equity ownership interests in Internet based companies primarily in exchange for commitments to provide future advertising and promotion time. In general, these advertising commitments will be met over a period of seven years. In exchange for providing advertising and promotion time on its media properties, Infinity Broadcasting will be provided an economic interest in certain of these Internet investments.

We obtained equity ownership interests during 1999, ranging from 22% to 50%, in nine Internet based companies in exchange for $29 million in cash and $604 million in commitments to provide future advertising and promotion time. These investments are accounted for under the equity method of accounting and comprise the following: Jobs.com, Inc.; Medscape Inc.; Office.com, Inc.; Rx.com, Inc.; StoreRunner, Inc.; Switchboard, Inc.; ThirdAge Media, Inc.; Women's Consumer Network, LLC; and Wrenchead.com, Inc. In January 2000, we completed the acquisition of a 30% ownership interest in Hollywood.com, Inc. (formerly Big Entertainment, Inc.) which will also be accounted for as an equity method investment in exchange for $100 million in future advertising and promotion time and television content as well as cash of $5 million.

We obtained approximately 1% ownership interests in Webvan Group, Inc. and Loudeye Technologies, Inc. (formerly encoding.com, Inc.). Both of these investments are accounted for using the cost method of accounting.

We also acquired a majority ownership interest in iWon, Inc. in exchange for $6 million in cash, net of related transactions, and $70 million in future advertising and promotion time, which is accounted for as a consolidated subsidiary.

These 1999 Internet based investments added to our existing portfolio of investments in Internet based companies: MarketWatch.com, Inc. our equity method of accounting investment; SportsLine.com, Inc. our cost method of accounting investment; and CBS.com, Inc. our consolidated Internet business.

Additionally, subsequent to December 31, 1999, we obtained a 35% equity ownership interest in Content Commerce, L.P. in exchange for a commitment to provide $40 million in future advertising and promotion time.

                                                      CBS CORPORATION         39

The shares evidencing our equity ownership interest typically contain restrictions that may limit our ability to sell or otherwise dispose of our investments.

At the date of acquisition, for nonconsolidated equity investments in Internet based companies we typically record our investment at an amount equal to the cash consideration paid plus the fair value of the advertising and promotion time to be provided. The associated obligation to provide future advertising and promotion time is non-cash and is recorded as deferred revenue at an amount equal to the fair value of the advertising and promotion time to be provided. The December 31, 1999 investment balance of $836 million is reflected in Other noncurrent assets and any related deferred revenue balance is presented in Other current and Other noncurrent liabilities in the Consolidated Balance Sheet. See note 7 to the financial statements. Deferred revenue is relieved and barter revenue is recognized as the related advertising and promotion time is delivered. Barter revenue of $58 million has been recognized on a consolidated basis in 1999.

Where an agreement provides us with a licensing fee, based on a percentage of gross revenues earned by the Internet based company in exchange for a license to use the CBS name and logo, licensing revenue is recorded by us as the Internet based company earns the revenues on which the license fees are based. No significant license fee income has been recognized in 1999.

For equity method investments, a difference typically exists between our initial investment and our proportionate share in the underlying net assets of these companies. As of December 31, 1999, this difference of $596 million is being amortized over a five-year period. Our 1999 proportionate share of losses in these Internet based companies and the related amortization expense of our initial basis difference totaled $73 million, net of income tax benefit of $8 million and represents the recording of operating results generally using a one quarter lag. This non-cash amount is presented as Equity losses of unconsolidated affiliated companies, net of income taxes in the Consolidated Statement of Income.

The following summarized unaudited financial information of our Internet equity investees reflects their results of operations for the first three quarters in 1999 and fourth quarter in 1998 or from inception.

Balance sheet information is as of September 30, 1999. For many of these companies, 1998 information is not meaningful or not available since they were newly formed.

                                                   1999
--------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                           $  39
Gross profit                                          15
Loss from Continuing Operations                     (112)
Net loss                                            (112)
--------------------------------------------------------
BALANCE SHEET DATA:
Current assets                                     $ 174
Noncurrent assets                                    196
--------------------------------------------------------
  Total assets                                     $ 370
--------------------------------------------------------
Current liabilities                                $  46
Noncurrent liabilities                                24
--------------------------------------------------------
  Total liabilities                                $  70
--------------------------------------------------------

We had $199 million in cost basis Internet investments at December 31, 1999. The 1999 mark-to-market adjustments in fair value for the publicly traded cost method investments in Internet based companies recognized through other comprehensive income totaled a $67 million gain, net of deferred taxes.

The majority of our Internet based investments represent newly formed enterprises that will require access to capital markets to fund their future start-up losses. There can be no assurance that these companies will be successful in raising the necessary capital to finance their operations, and we have no obligation for future funding. These companies may also face intense competition as more traditional "brick-and-mortar" companies respond to changes in the market place, including launching their own Internet sites. Therefore, our future results of operations for a quarter or a year could be materially affected by a non-cash write down in the carrying amount of these investments to recognize an impairment loss due to an other than temporary decline in the value of these investments. This write down would be recognized in Equity losses of unconsolidated affiliated companies, net of income taxes in the Consolidated Statement of Income. The advertising and promotion agreements entered into in exchange for our equity interest in these investees contain termination provisions in the event of failure or inability of the investee to perform. Generally, pursuant to these above termination provisions, we are released from delivering any remaining unfulfilled advertising commitments. Upon termination of the unfulfilled advertising and promotion commitments, the remaining deferred revenue, if any, recorded as a liability will be reversed and recognized as an adjustment to Equity losses of unconsolidated

 40        CBS CORPORATION
affiliated companies, net of income taxes in the Consolidated Statement of Income.

As of December 31, 1999, our investments include four publicly traded Internet based companies: MarketWatch.com, Inc., Medscape Inc., SportsLine.com, Inc., and Webvan Group, Inc. Based upon quoted market prices at December 31, 1999, the aggregate market value of these investments would have exceeded their respective aggregate carrying values by approximately $253 million.

NOTE 4:  INCOME (LOSS) PER COMMON SHARE--CONTINUING OPERATIONS

In 1997, we adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and disclosing basic and diluted income (loss) per common share.

The following is the computation of basic and diluted income (loss) per common share from Continuing Operations:

YEAR ENDED DECEMBER 31,              1999    1998    1997
----------------------------------------------------------
Income (loss) from Continuing
  Operations                         $ 157   $ (12)  $(131)
Less: preferred stock dividends         --      --     (23)
----------------------------------------------------------
Income (loss) from Continuing
  Operations applicable to common
  shareholders                       $ 157   $ (12)  $(154)
----------------------------------------------------------
Average shares outstanding-basic       702     696     629
Dilutive effect of stock option
  plans and convertible preferred
  stock                                 19      --      --
----------------------------------------------------------
Average shares outstanding-diluted     721     696     629
----------------------------------------------------------
Income (loss) per common
  share-basic and diluted            $ .22   $(.02)  $(.24)
----------------------------------------------------------

Options to purchase shares of common stock of 15 million in 1998 and 27 million in 1997 were excluded in the computation of income (loss) per common share-diluted, because their inclusion would be anti-dilutive. Shares of common stock issuable under deferred compensation arrangements of 3 million in 1999, 5 million in 1998 and 6 million in 1997 were also excluded in the computation of income (loss) per common share-diluted, because their inclusion would be anti-dilutive. See note 17 to the financial statements for additional information on stock options.

NOTE 5:  PROPERTY AND EQUIPMENT

            AT DECEMBER 31,                1999     1998
---------------------------------------------------------
Land and land improvements                $  308   $  246
Buildings and leasehold improvements         449      366
Advertising structures                     1,780       13
Equipment and fixtures                     1,059      920
Construction in progress                     105       77
---------------------------------------------------------
Property and equipment, at cost            3,701    1,622
Accumulated depreciation                    (631)    (473)
---------------------------------------------------------
Property and equipment, net               $3,070   $1,149
---------------------------------------------------------

Included in advertising structures are costs allocated to leasehold interests totaling $813 million at December 31, 1999.

For the years ended December 31, 1999, 1998, and 1997, depreciation expense totaled $148 million, $137 million, and $120 million, respectively.

NOTE 6:  INTANGIBLES, NET

AT DECEMBER 31,                          1999      1998
---------------------------------------------------------
Goodwill                                $18,161   $10,357
FCC licenses                              4,725     4,308
Show contracts                              478        --
Cable license agreements                    402       441
Distribution networks                       363        --
Tradenames                                  245        --
Other intangibles                           543       357
---------------------------------------------------------
Intangibles, net                        $24,917   $15,463
---------------------------------------------------------

Intangible assets presented in the preceding table are net of accumulated amortization of $1,533 million at December 31, 1999 and $1,016 million at December 31, 1998. The increase in intangible assets resulted from the 1999 acquisitions. See note 2 to the financial statements. In addition, goodwill in 1999 includes the effect of Infinity Broadcasting's stock repurchase program. See note 16 to the financial statements.

NOTE 7:  OTHER CURRENT AND NONCURRENT LIABILITIES

Other current liabilities are as follows:

AT DECEMBER 31,                              1999    1998
---------------------------------------------------------
Accrued liabilities                         $  442   $318
Income taxes payable                            56     24
Accrued employee compensation                  149    108
Deferred revenue--Internet (note 3)            125     --
Retained liabilities of discontinued
  businesses (note 19)                         237    254
Other                                          133    116
---------------------------------------------------------
    Total Other current liabilities         $1,142   $820
---------------------------------------------------------

                                                      CBS CORPORATION         41

Other noncurrent liabilities are as follows:

AT DECEMBER 31,                            1999     1998
---------------------------------------------------------
Net liabilities of Discontinued
  Operations (note 12)                    $  637   $1,284
Retained liabilities of discontinued
  businesses (note 19)                       996      766
Deferred revenue-Internet (note 3)           467       --
Other                                        490      491
---------------------------------------------------------
    Total Other noncurrent liabilities    $2,590   $2,541
---------------------------------------------------------

NOTE 8:  DEBT

SHORT-TERM DEBT

At December 31, 1999, we had $38 million of short-term borrowings outstanding that primarily related to short-term money market loans under our credit facility. The weighted average interest rate on these borrowings was 7.1%. No short-term borrowings were outstanding at December 31, 1998.

LONG-TERM DEBT

AT DECEMBER 31,                            1999     1998
---------------------------------------------------------
Revolver                                  $  950   $   --
7.15% senior notes due 2005                  499      498
8 7/8% senior subordinated notes
  due 2007                                   482       --
6 7/8% notes due 2003                        275      275
8 5/8% debentures due 2012                   271      272
7 7/8% debentures due 2023                   251      267
9 3/8% senior subordinated notes
  due 2006                                   229       --
8 3/8% notes due 2002                        200      200
7 5/8% notes due 2002                        143      143
9 3/4% senior notes due 2005                 113      163
8 7/8% notes due 2014                        102      112
9% senior subordinated notes due 2006         72      165
11 3/8% subordinated exchange debentures
  due 2009                                    53      115
7 1/8% notes due 2023                         52       80
7 3/4% notes due 1999                         --      125
8 7/8% debentures due 2022                    --       91
7% convertible subordinated debentures
  due 2011                                    --       79
Other                                         67       80
---------------------------------------------------------
                                           3,759    2,665
Less: Current maturities                      (6)    (159)
---------------------------------------------------------
Long-term debt                            $3,753   $2,506
---------------------------------------------------------

We are also obligated under various debt securities related to our Discontinued Operations. See note 12 to the financial statements.

The scheduled maturities of long-term debt outstanding at December 31, 1999 are as follows:

                                     YEAR OF MATURITY
                       ---------------------------------------------
                       2000   2001   2002   2003   2004   THEREAFTER
--------------------------------------------------------------------
Long-term debt          $6    $975   $350   $285    $8      $2,135
--------------------------------------------------------------------

In connection with the acquisition of Outdoor Systems in December 1999, Infinity Broadcasting assumed Outdoor Systems' debt with a fair value of $1.9 billion. At the time of acquisition, approximately $1.1 billion was outstanding under Outdoor Systems' senior credit facility which was repaid in conjunction with the acquisition, primarily with borrowings under Infinity Broadcasting's revolving credit agreement. The remaining debt assumed consisted of 8 7/8% senior subordinated notes due 2007 and 9 3/8% senior subordinated notes due 2006. These notes were recorded at their respective fair values at the date of acquisition. The indentures related to these notes contain covenants applicable to Outdoor Systems including, among others, limitations on sales of assets, dividend payments, and future indebtedness. Under the most restrictive covenants of these indentures, approximately $440 million of Outdoor Systems' net assets at December 31, 1999 are restricted. This, in turn, limits the ability of Outdoor Systems to pay dividends. As a result of the change in control related to the acquisition of Outdoor Systems by Infinity Broadcasting, an offer to purchase the outstanding notes was made in January 2000. The offer expired in February 2000 and $6 million of the notes were redeemed.

The 9 3/4% senior notes due 2005, the 9% senior subordinated notes due 2006, the 11 3/8% subordinated exchange debentures due 2009, and the 7% convertible subordinated debentures due 2011 are related to our June 1998 acquisition of American Radio. The indentures related to these notes and debentures contain covenants applicable to American Radio including, among others, limitations on sales of assets, dividend payments, and future indebtedness. Under the most restrictive covenants of these indentures, approximately $1.2 billion of American Radio's net assets at December 31, 1999 are restricted. This, in turn, limits the ability of American Radio to pay dividends.

Our August 1996 five-year revolving credit facility, as amended and restated in December 1999, provides for $1.5 billion of credit available to CBS and our subsidiaries excluding Infinity Broadcasting and its subsidiaries, and an additional $1.5 billion of credit available for the exclusive use of Infinity Broadcasting and its subsidiaries. Infinity Broadcasting's borrowings under this facility are guaranteed by us. The credit facility provides for short-term money market loans and revolver borrowings. Borrowing rates under the facility are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin based on our senior unsecured debt rating and leverage. The cost of the facility includes commitment fees, which are based on the unutilized portion of the facility and vary with our debt ratings. Revolver

 42        CBS CORPORATION
borrowings are classified as long-term. There are no compensating balance requirements under the facility. Borrowing availability under the credit agreement is subject to compliance with certain covenants, a maximum leverage ratio, minimum interest coverage ratio, and minimum consolidated net worth. Certain of the financial covenants become more restrictive over the term of the agreement. At December 31, 1999, we were in compliance with the financial covenants.

During 1999, we repurchased, at market value, debt securities with a face value of approximately $371 million. During 1998, we repurchased, at market value, debt securities with a face value of approximately $298 million. As a result of these early extinguishments and the write-off of debt issue costs, we recognized extraordinary losses of $5 million in 1999, and $9 million in 1998, net of tax benefits of $3 million and $6 million, respectively.

The 8 7/8% notes due 2014 are redeemable at 100% of principal plus accrued interest at the election of the holder on June 14, 2004. We may redeem the notes only if the total outstanding principal is $10 million or less. We also have the option to redeem certain debentures and notes at specified redemption prices plus accrued interest prior to their scheduled maturity dates, as set forth in the table below.

DEBT SECURITY                         REDEMPTION DATE
------------------------------------------------------------
7.15% senior notes due 2005           Any time
8 7/8% senior subordinated notes
  due 2007                            After June 15, 2002
9 3/8% senior subordinated notes
  due 2006                            After October 15, 2001
9 3/4% senior notes due 2005          After December 1, 2000
9% senior subordinated notes
   due 2006                           After February 1, 2001
11 3/8% subordinated exchange
  debentures due 2009                 After January 15, 2002
------------------------------------------------------------

NOTE 9:  FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value.

Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange or the value that ultimately will be realized upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," comparability of fair values among entities may not be meaningful. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

SHORT-TERM INSTRUMENTS

The fair values of cash and cash equivalents, short-term investments, short-term debt and current maturities of long-term debt approximated the carrying values at December 31, 1999 and 1998 because of the short-term nature of these instruments.

INVESTMENTS IN MARKETABLE SECURITIES

The fair value of investments in marketable securities is based on quoted market prices. Fair value approximated the carrying value at December 31, 1999 and 1998, as these investments are marked-to-market.

NONCURRENT CUSTOMER AND OTHER RECEIVABLES

The fair values of noncurrent customer and other receivables are estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the customer or third party. The fair values approximated the carrying values at December 31, 1999 and 1998.

LONG-TERM DEBT

The fair value of long-term debt is estimated using quoted market prices or discounted cash flow methods based on our current borrowing rates for similar types of borrowing arrangements with comparable terms and maturities. The carrying values and fair values were $3,753 million and $3,785 million, respectively, at December 31, 1999 and $2,506 million and $2,674 million, respectively, at December 31, 1998.

FOREIGN CURRENCY EXCHANGE CONTRACTS

We are subject to risks associated with changes in foreign currency exchange rates that affect the value of transactions denominated in foreign currencies. Foreign exchange forward contracts are used to manage certain of these risks, primarily with respect to the Canadian dollar. These contracts generally mature in less than six months. At December 31, 1999 and 1998, the notional amount of forward contracts was $99 million and $5 million, respectively. The increase in 1999 relates to contracts to hedge exposures at Outdoor Systems which was acquired in December 1999. Foreign exchange forward contracts are carried on the balance sheet at fair value based on quoted market prices to terminate the contracts. At December 31, 1999 and 1998, the fair value of these contracts was not material.

                                                      CBS CORPORATION         43

INTEREST RATE SWAP CONTRACTS

At December 31, 1999, we had variable-to-fixed interest rate swap contracts outstanding with a notional value of $775 million. The swap contracts expire in less than three months. The fair value of these swaps at December 31, 1999 was not material. At December 31, 1998, no interest rate swap contracts were outstanding.

CREDIT CONSIDERATIONS

Our credit exposure under foreign currency exchange contracts and interest rate swap contracts is limited to the cost of replacing a contract in the event of non-performance by our counterparties. To minimize this risk, we select high credit quality counterparties. We do not anticipate non-performance by our counterparties.

LETTERS OF CREDIT

Outstanding letters of credit totaled $176 million in 1999 and $148 million in 1998. Management does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance is not likely to be required.

NOTE 10:  INCOME TAXES

Income tax expense (benefit) included in the consolidated financial statements is as follows:

YEAR ENDED DECEMBER 31,               1999   1998   1997
--------------------------------------------------------
Continuing Operations                 $461   $161   $ 73
Discontinued Operations                294     --    667
Extraordinary item                      (3)    (6)    --
--------------------------------------------------------
Income tax expense                    $752   $155   $740
--------------------------------------------------------

The tax provision for Discontinued Operations includes tax expense of $294 million in 1999 and $779 million in 1997 related to the gain on disposal of Discontinued Operations.

Income Tax Expense from Continuing Operations is as follows:

YEAR ENDED DECEMBER 31,               1999   1998   1997
--------------------------------------------------------
Current:
  Federal                             $159   $119    $37
  State                                 69     28     19
  Foreign                                7      9      1
--------------------------------------------------------
    Total current income tax expense   235    156     57
--------------------------------------------------------
Deferred:
  Federal                              222      5     14
  State                                  4     --      2
--------------------------------------------------------
    Total deferred income tax
      expense                          226      5     16
--------------------------------------------------------
Income tax expense                    $461   $161    $73
--------------------------------------------------------

Consolidated Income Tax Expense (Benefit):

YEAR ENDED DECEMBER 31,               1999   1998   1997
--------------------------------------------------------
Current:
  Federal                             $168   $127   $ 79
  State                                 70     28     73
  Foreign                                7      9     46
--------------------------------------------------------
    Total current income tax expense   245    164    198
--------------------------------------------------------
Deferred:
  Federal                              486     (9)   553
  State                                 21     --    (41)
  Foreign                               --     --     30
--------------------------------------------------------
    Total deferred income tax
      expense (benefit)                507     (9)   542
--------------------------------------------------------
Income tax expense                    $752   $155   $740
--------------------------------------------------------

The tax benefit associated with stock based compensation plans reduced taxes currently payable by $131 million for 1999, $121 million for 1998, and $29 million for 1997.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to significant portions of deferred income tax liabilities or assets are shown in the following table:

AT DECEMBER 31,                          1999      1998
---------------------------------------------------------
Deferred tax assets:
  Provision for expenses and losses     $ 1,004   $ 1,514
  Postretirement and postemployment
    benefits                                383       421
  Minimum pension liability adjustment      239       415
  Tax credit carryforwards                  329       353
  Long-term contracts in process             --         9
  Other                                      83       362
---------------------------------------------------------
Total deferred tax assets                 2,038     3,074
Valuation allowance                         (53)      (84)
---------------------------------------------------------
Net deferred tax asset                    1,985     2,990
---------------------------------------------------------
Deferred tax liabilities:
  Property, equipment, and intangibles
    assets                               (2,484)   (1,768)
  Leasing activities                       (436)     (526)
  Other                                    (792)     (939)
---------------------------------------------------------
Total deferred tax liabilities           (3,712)   (3,233)
---------------------------------------------------------
Deferred income taxes, net liability    $(1,727)  $  (243)
---------------------------------------------------------

At December 31, 1999 and 1998, included in the balance sheet of Continuing Operations and the net liabilities of Discontinued Operations are the following deferred tax assets and liabilities:

AT DECEMBER 31,                            1999     1998
---------------------------------------------------------
Continuing Operations                     $(1,517)  $(657)
Discontinued Operations                      (210)    414
---------------------------------------------------------
Deferred income taxes, net liability      $(1,727)  $(243)
---------------------------------------------------------

The valuation allowance for deferred tax assets primarily reflects foreign tax credits which may not be utilized as a result of the reduction in foreign source income caused by the divestiture of foreign subsidiaries

 44        CBS CORPORATION
principally related to Discontinued Operations. We believe we will have sufficient future taxable income to make it more likely than not that the net deferred tax asset will be realized.

At December 31, 1999, CBS and Infinity Broadcasting had alternative minimum tax credit carryfowards of $192 million and $14 million, respectively, both having no expiration dates. In addition, CBS had $32 million of foreign tax credit carryfowards that expire through 2003.

Infinity Broadcasting also has recognized a deferred tax asset for net operating loss carryforwards of $91 million primarily related to Mexican operating loss benefits that expire in 2008. The Infinity Broadcasting net operating loss carryforwards arose from the operations of Outdoor Systems prior to the acquisition by Infinity Broadcasting. We believe that our taxable income will more likely than not be sufficient to utilize the net operating loss carryforwards prior to their expiration.

Income Tax Expense (Benefit) from Continuing Operations is as follows:

YEAR ENDED DECEMBER 31,               1999   1998   1997
--------------------------------------------------------
Federal income tax expense (benefit)
  at statutory rate                   $267  $ 54    $(21)
Increase (decrease) in tax resulting
  from:
  Amortization of goodwill             101    88      78
  State income tax expense, net of
    federal effect                      47    18      13
  Lower tax rate on income of
    foreign sales corporation           (4)   (5)     (5)
  Nondeductible expenses                10     4       3
  Other differences, net                40     2       5
--------------------------------------------------------
Income tax expense from Continuing
  Operations                          $461  $161    $ 73
--------------------------------------------------------

The foreign portion of income or loss from Continuing Operations before income taxes and minority interest in income of consolidated subsidiaries consisted of income of $35 million in 1999, $26 million in 1998 and $13 million in 1997. Such income consists of profits and losses generated from foreign operations that can be subject to both U.S. and foreign income taxes.

The federal income tax returns are settled through the year ended December 31, 1989. We have reached an agreement with the Internal Revenue Service regarding certain issues for the years 1990 through 1992 and a tentative agreement for 1993. We believe adequate provisions for taxes have been made through December 31, 1999.

NOTE 11:  PENSIONS, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

In 1998, we adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardized the disclosures of pensions and other postretirement benefits into a combined format but did not change the accounting for these benefits. We have a number of defined benefit pension and other postretirement benefit plans.

PENSION AND POSTRETIREMENT BENEFITS

The change in benefit obligation and plan assets and the amounts recognized in the Consolidated Balance Sheet are presented in the following tables:

                                                POSTRETIREMENT
                            PENSION BENEFITS       BENEFITS
                            ----------------   -----------------
AT DECEMBER 31,              1999     1998      1999      1998
----------------------------------------------------------------
CHANGE IN BENEFIT
  OBLIGATION:
Benefit obligation at
  beginning of year         $5,430   $ 5,276   $ 1,315   $ 1,425
Service cost                    34        60         4        10
Interest cost                  313       359        79        98
Plan participants'
  contributions                  4        13         2         3
Actuarial (gain) loss         (476)      463       (97)       58
Foreign currency exchange
  rate change                    8       (13)       --        (1)
Benefits paid                 (542)     (644)     (108)     (114)
Plan amendments                (75)       --        --      (112)
Divestitures                  (454)     (136)     (103)      (52)
Curtailments                    (1)       --        --        --
Special termination
  benefits                      32        52        --        --
----------------------------------------------------------------
Benefit obligation at end
  of year                   $4,273   $ 5,430   $ 1,092   $ 1,315
----------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets
  at beginning of year      $4,253   $ 4,014   $    61   $    69
Actual return on plan
  assets                       452       705         1         6
Employer contributions         276       296        90        97
Plan participants'
  contributions                  4        13         2         3
Benefits paid                 (542)     (644)     (108)     (114)
Foreign currency exchange
  rate change                    8       (13)       --        --
Divestitures                  (291)     (118)       --        --
----------------------------------------------------------------
Fair value of plan assets
  at end of year            $4,160   $ 4,253   $    46   $    61
----------------------------------------------------------------
FUNDED STATUS:
Net amount recognized       $  310   $   128   $  (999)  $(1,144)
Unrecognized actuarial
  loss                        (546)   (1,366)     (126)     (247)
Unrecognized prior service
  benefit                      126       105        79       137
Unrecognized net
  transition obligation         (3)      (44)       --        --
----------------------------------------------------------------
Funded status               $ (113)  $(1,177)  $(1,046)  $(1,254)
----------------------------------------------------------------

                                                      CBS CORPORATION         45

Amounts Recognized in the Consolidated Balance Sheet:

                                            POSTRETIREMENT
                        PENSION BENEFITS       BENEFITS
                        -----------------   ---------------
AT DECEMBER 31,          1999      1998     1999     1998
-----------------------------------------------------------
Prepaid benefit cost    $  --    $     5    $  --   $    --
Accrued benefit
  liability              (407)    (1,105)    (999)   (1,144)
Intangible asset -
  Other noncurrent
  assets                    1          5       --        --
Accumulated other
  comprehensive loss      477        808       --        --
Deferred tax effects
  of accumulated other
  comprehensive loss      239        415       --        --
-----------------------------------------------------------
Net amount recognized   $ 310    $   128    $(999)  $(1,144)
-----------------------------------------------------------

Of the amounts above, the following are included in net liabilities of discontinued operations in the Consolidated Balance Sheet. All other amounts are included in the balance sheet of Continuing Operations.

Amounts Recognized in Discontinued Operations:

                                            POSTRETIREMENT
                        PENSION BENEFITS       BENEFITS
                        -----------------   ---------------
AT DECEMBER 31,          1999      1998     1999     1998
-----------------------------------------------------------
Prepaid benefit cost    $  --    $     5    $  --   $    --
Accrued benefit
  liability                --       (160)      --       (98)
-----------------------------------------------------------
    Total               $  --    $  (155)   $  --   $   (98)
-----------------------------------------------------------

Due to the disposition of certain industrial businesses in 1999 and 1998, we recognized losses (gains) from curtailments and settlements as follows:

                                            POSTRETIREMENT
                        PENSION BENEFITS       BENEFITS
                        -----------------   ---------------
AT DECEMBER 31,          1999      1998     1999     1998
-----------------------------------------------------------
Recognition of:
Actuarial loss          $ 136    $    26    $  20   $     2
Prior service benefit     (41)       (16)     (48)       (8)
Net obligation             36         22       --        --
-----------------------------------------------------------
Net amount recognized   $ 131    $    32    $ (28)  $    (6)
-----------------------------------------------------------

Selected information for plans with accumulated benefit obligation in excess of plan assets:

                                        PENSION BENEFITS
                                        -----------------
AT DECEMBER 31,                          1999      1998
---------------------------------------------------------
Projected benefit obligation            $(3,483)  $(4,495)
Accumulated benefit obligation           (3,455)   (4,316)
Fair value of plan assets                 3,046     3,234
---------------------------------------------------------

Included in pension plan assets at December 31, 1999 are 5,614,600 shares of CBS's common stock with a market value of $359 million.

The weighted average assumptions used to measure the present value of benefit obligations and net periodic benefit cost are shown in the following table:

                                                POSTRETIREMENT
                          PENSION BENEFITS         BENEFITS
                         ------------------   ------------------
AT DECEMBER 31,          1999   1998   1997   1999   1998   1997
----------------------------------------------------------------
Discount rate            8.0%   6.75%  7.25%  8.0%   6.75%  7.25%
Expected return on plan
  assets                 8.2    9.5    9.5    7.9    7.0     7.0
Compensation increase
  rate                   5.5    4.0    4.0    5.5    4.0     4.0
----------------------------------------------------------------

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6% for 2004 and remain at that level thereafter.

Components of Net Periodic Benefit Cost:

                                                    POSTRETIREMENT
                            PENSION BENEFITS           BENEFITS
                          ---------------------   ------------------
YEAR ENDED DECEMBER 31,   1999    1998    1997    1999   1998   1997
--------------------------------------------------------------------
Service cost              $  34   $  60   $  62   $ 4    $10    $ 11
Interest cost               313     359     384    79     98     104
Expected return on plan
  assets                   (332)   (342)   (346)   (4)    (5)     (5)
Amortization of
  unrecognized net
  transition obligation       5      22      27    --     --      --
Amortization of
  unrecognized prior
  service benefit           (13)    (14)    (10)  (10)    (3)     (3)
Recognized actuarial
  loss                       88      93      83     7      5       4
--------------------------------------------------------------------
Net periodic benefit
  cost                    $  95   $ 178   $ 200   $76    $105   $111
--------------------------------------------------------------------
DISTRIBUTION OF NET PERIODIC BENEFIT COST:
Continuing Operations     $  83   $ 106   $ 117   $72    $80    $ 69
Discontinued Operations      12      72      83     4     25      42
--------------------------------------------------------------------
Net periodic benefit
  cost                    $  95   $ 178   $ 200   $76    $105   $111
--------------------------------------------------------------------

A one percentage point increase or decrease in the assumed health care cost trend rates would have an approximate effect of a $2 million increase or decrease on the total of service and interest cost components and a $26 million increase or decrease on the postretirement benefit obligation.

We also participate in various multi-employer, union-administered defined benefit plans that cover certain broadcast employees. Contributions for pension and other postretirement benefits to these multi-employer plans were $16 million in 1999, $14 million in 1998 and $13 million in 1997.

POSTEMPLOYMENT BENEFITS

We provide certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. Our liability for postemployment benefits totaled

 46        CBS CORPORATION

$34 million in 1999 and $55 million in 1998. The portion of this liability included in the net assets of Discontinued Operations was $26 million in 1998.

NOTE 12:  DISCONTINUED OPERATIONS

In recent years, we adopted various disposal plans that, in the aggregate, provide for the disposal of all of our industrial and financial services businesses. The assets and liabilities and the results of operations for these businesses are classified as Discontinued Operations for all periods presented. Certain environmental, litigation and other liabilities associated with the industrial businesses were not assumed by other parties in the divestiture transactions. These liabilities were retained by CBS and reported in Retained liabilities of discontinued businesses in the Consolidated Balance Sheet. See notes 7 and 19 to the financial statements.

During 1999, we closed on the previously announced sales of our Energy Systems, Government Operations, Machinery Apparatus Operations and Plant Apparatus Division businesses for approximately $250 million in cash plus the assumption by the buyers of liabilities, commitments and obligations totaling approximately $970 million, all in accordance with the terms of their respective agreements. These disposals, as well as purchase price resolutions related to businesses previously disposed, resulted in a gain of $628 million, net of income tax expense of $294 million.

During 1998 and 1997, we sold several businesses as well as certain securities and other assets in connection with our disposal plans. The most significant of these disposals were the 1998 sale of the Power Generation business for $1.2 billion in cash and the 1997 sale of Thermo King for $2.6 billion in cash. In 1997, we recognized a gain of $871 million, net of income tax expense of $779 million, primarily related to the sale of Thermo King.

NET LIABILITIES OF DISCONTINUED OPERATIONS

AT DECEMBER 31,                          1999      1998
---------------------------------------------------------
Total assets (including cash and cash
  equivalents of $55 and $27)           $   613   $ 1,919
Less: Total liabilities                  (1,250)   (3,203)
---------------------------------------------------------
Net liabilities of Discontinued
  Operations                            $  (637)  $(1,284)
---------------------------------------------------------

Total assets of Discontinued Operations at December 31, 1999 consist primarily of portfolio investments that remain from the financial services business. These investments totaled $555 million and $642 million at December 31, 1999 and 1998. The portfolio investments consist of direct financing and leveraged leases and are generally expected to liquidate in accordance with contractual terms through 2015. At December 31, 1999 and 1998, 84% and 81% of the portfolio investments related to aircrafts while the remainder primarily related to cogeneration facilities. Approximately $281 million of the portfolio investment balance in 1999 relates to the estimated residual value of leased assets.

Total liabilities of Discontinued Operations consist primarily of the estimated loss on disposal of $623 million in 1999 and $1,309 million in 1998. At December 31, 1999, the estimated loss on disposal primarily includes the portfolio investments' estimated results of operations through the expected date of liquidation, unresolved purchase price adjustments, costs to dispose of surplus property held for sale and certain contingencies related to the divestiture of the industrial businesses. Satisfaction of these liabilities is expected to occur over the next several years. During 1999, we resolved several purchase price adjustments resulting in a reduction to the estimated loss on disposal. We believe the liability for estimated loss on disposal at December 31, 1999 is adequate to cover liquidation of the remaining assets and liabilities of Discontinued Operations, resolution of unresolved purchase price adjustments and other related costs and contingencies.

Liabilities of Discontinued Operations also include portfolio related debt of $415 million and $428 million at December 31, 1999 and 1998, as follows:

AT DECEMBER 31,                              1999   1998
--------------------------------------------------------
8 7/8% notes due 2001                        $230   $229
8 3/8% notes due 2002                         122    122
Other                                          63     77
--------------------------------------------------------
                                              415    428
Less: Current maturities                      (10)   (46)
--------------------------------------------------------
Long-term debt                               $405   $382
--------------------------------------------------------

Contractual maturities for leasing rental payments receivable at December 31, 1999 are as follows:

                                     YEAR OF MATURITY
                       ---------------------------------------------
                       2000   2001   2002   2003   2004   THEREAFTER
--------------------------------------------------------------------
Contractual
  Maturities           $32    $41    $33    $35    $26       $200
--------------------------------------------------------------------

SETTLEMENT AND ENVIRONMENTAL LIABILITIES

Prior to the disposition of our Energy Systems business in 1999, we had been defending various lawsuits claiming damages in connection with certain steam generators sold by the Energy Systems business. Settlement agreements had been entered into resolving a number of the litigation claims, which generally required that we provide certain products and services at prices discounted at varying rates. In addition, we

                                                      CBS CORPORATION         47
were a party to three tolling agreements with utilities or utility plant owners' groups that asserted steam generator claims. The obligations associated with these previous settlement agreements, the tolling agreements and such litigation were assumed by the buyer of the Energy Systems business, all in accordance with the terms of the divestiture agreement.

RESULTS OF OPERATIONS

Summarized in the following table are the operating results of Discontinued Operations, primarily related to industrial businesses, after the measurement date charged directly to the liability for estimated loss on disposal.

YEAR ENDED DECEMBER 31,       1999    1998     1997
----------------------------------------------------
Sales of products or
  services                    $137   $2,256   $1,319
Pre-tax loss                    51      181      101
----------------------------------------------------

The loss from Discontinued Operations reflected in the Consolidated Statement of Income includes the operating results of the discontinued businesses prior to adoption of the related disposal plans. For the year ended December 31, 1997, this loss totaled $191 million, net of tax benefits of $112 million. Sales of Discontinued Operations in 1997 prior to adoption of the related disposal plans totaled $2,950 million.

CASH FLOWS

Cash proceeds from the sale or liquidation of all assets of Discontinued Operations except for portfolio investments, as well as cash requirements to satisfy non-debt obligations of Discontinued Operations will affect cash flows of Continuing Operations. Cash flows associated with the financial services business, including interest cost on debt of Discontinued Operations and the repayment of that debt, will be satisfied through borrowings under the CBS revolver and cash from continuing operations, which the cash inflows from contractual liquidation of the leasing portfolio are expected to be sufficient to repay. Operating cash flows of Discontinued Operations, which include cash flows from the operations of the businesses prior to the date of disposal as well as payments for disposition-related costs, are presented separately from Continuing Operations in the Consolidated Statement of Cash Flows.

NOTE 13:  RESTRUCTURING

In recent years, we have restructured our corporate headquarters and certain businesses in an effort to reduce our cost structure and remain competitive. Restructuring activities primarily involve the separation of employees, termination of leases, and other similar actions. Costs for restructuring activities are limited to incremental costs that directly result from the restructuring activities and provide no future benefit.

Generally, separated employees receive benefits under certain plans, including layoff income benefits, retraining, and/or outplacement assistance. The amount included for these benefits in the restructuring charge represents the incremental cost of such benefits over those amounts previously accrued under SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

Restructuring costs totaling $2 million in 1999, $62 million in 1998 and $15 million in 1997 are included in our results of operations. Except for lease termination and other facility closure costs of $10 million at our television segment in 1998, these costs were essentially for the elimination of positions and separation of employees. Expenditures for employee separation costs generally are paid over a period of up to two years following the separation although payments can extend longer in certain cases. Certain expenditures for lease commitments will extend over the next several years. The remaining liability of $15 million at December 31, 1999 is primarily for lease termination costs and to a lesser extent employee separation costs.

The 1998 plan primarily included the separation of 441 employees and the termination of leases at our Television and Cable segments. Implementation of the plan began in September 1998 and was to be completed in 1999. Of the 441 employees, 283 employees have been terminated through December 31, 1999 while 80 employees will no longer be terminated. The remaining 78 employees are expected to be terminated by year-end 2000. In the second quarter of 1999, we reversed a total of $26 million of the $62 million restructuring reserve primarily as a result of television programming changes and lower than expected severance costs.

The 1997 plan primarily included the separation of 118 employees at the former Pittsburgh headquarters related to the transfer of our overhead functions to New York. Implementation of this plan began in January 1998 and was completed by the end of 1999. Future expenditures for the 1997 plan consist prima-

 48        CBS CORPORATION
rily of remaining lease commitments and separation costs for actions already taken.

The following is a reconciliation of the restructuring liability:

--------------------------------------------------------
Balance at January 1, 1997                          $117
Provision for restructuring                           15
Cash expenditures                                    (83)
Non-cash charges                                      (8)
--------------------------------------------------------
Balance at December 31, 1997                          41
Provision for restructuring                           62
Cash expenditures                                    (37)
--------------------------------------------------------
Balance at December 31, 1998                          66
Provision for restructuring                            2
Cash expenditures                                    (27)
Change in estimates                                  (26)
--------------------------------------------------------
Balance at December 31, 1999                        $ 15
--------------------------------------------------------

Subsequent to December 31, 1999, we approved a proposed plan to integrate the newly acquired operations of King World with the existing CBS syndication business to achieve synergies and eliminate redundant functions. The plan is expected to result in a restructuring accrual in the range of $10 million to $14 million in 2000 and reflects primarily severance-related and relocation costs of the acquired business. Restructuring costs related to the historical operating activities of King World will increase goodwill and those costs incurred relating to the existing CBS syndication business will be charged to operations. The restructuring accrual includes severance-related and relocation costs of the acquired business for approximately 70 employees in redundant functions and are expected to be paid by year-end 2000. Terminations of employees are expected to be completed by year-end 2000.

NOTE 14:  LEASES AND OTHER COMMITMENTS

LEASES

We lease certain office space and equipment through various operating and capital lease agreements. Rental expense for Continuing Operations was $131 million in 1999, $85 million in 1998 and $64 million in 1997. These amounts include immaterial amounts for contingent rentals and sublease income.

Additionally, our outdoor advertising business has franchise rights entitling it to display advertising on such media as buses, taxis, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment. Franchise expense totaled $271 million in 1999, $222 million in 1998 and $192 million in 1997.

Future minimum rental and franchise payments are as follows:

                                                 GUARANTEED
                                 LEASES           MINIMUM
                           -------------------   FRANCHISE
AT DECEMBER 31,            CAPITAL   OPERATING    PAYMENTS
-----------------------------------------------------------
2000                         $ 6       $240         $202
2001                           6        128          190
2002                           6        104          144
2003                           6         88          107
2004                           8         57           88
Thereafter                    14        150          105
-----------------------------------------------------------
Minimum rental and
  franchise payments         $46       $767         $836
-----------------------------------------------------------
Less: Interest and
  executory costs            (15)
---------------------------------
Present value of minimum
  rental payments            $31
---------------------------------

OTHER COMMITMENTS

We routinely enter into commitments to purchase the rights to broadcast programs, including feature films and sports events. These contracts permit the broadcast of such properties for various periods. At December 31, 1999, we were committed to make payments under such broadcasting contracts, along with commitments for talent contracts, of $13.5 billion.

Aggregate payments related to these commitments during the next five years and thereafter are as follows:

                                                AGGREGATE
AT DECEMBER 31,                                 PAYMENTS
---------------------------------------------------------
2000                                             $ 1,545
2001                                               1,470
2002                                               1,332
2003                                               1,399
2004                                               1,340
Thereafter                                         6,440
---------------------------------------------------------
Total other commitments                          $13,526
---------------------------------------------------------

NOTE 15:  SHAREHOLDERS' EQUITY

Our Board of Directors authorized a $3 billion multi-year stock repurchase program in 1998. During 1999, we purchased 11.5 million shares for $489 million, bringing our total share repurchases under this program to 39.8 million shares for $1.3 billion. Of the common stock held in treasury at December 31, 1999 and 1998, 14 million and 16 million shares, respectively, were held by our rabbi trusts for the payment of benefits under executive benefit plans.

In October 1999, in conjunction with our acquisition of KTVT-TV in Dallas Fort-Worth, we issued 10,142

                                                      CBS CORPORATION         49
shares of CBS Series B participating preferred stock (the preferred stock) with a par value $1.00 per share. Total consideration for the issuance of the preferred stock was $485 million. Holders of the preferred stock are entitled to receive, when and if declared by the Board of Directors, a cash dividend equal to 1,000 times the aggregate per share amount of each cash dividend declared or paid on the CBS common stock. Each share of the preferred stock is entitled to 1,000 votes per share and is convertible at the option of the holder into 1,000 shares of our common stock. Approximately 10,142,000 common shares have been reserved for conversion. The preferred stock ranks senior to the common shares outstanding. The liquidation preference of the preferred stock is equal to the greater of $1.00 per share plus accrued and unpaid dividends, or an amount equal to 1,000 times the per share amount to be distributed to common shareholders.

On May 30, 1997, we redeemed all outstanding shares of CBS Series C Conversion Preferred Stock (Series C Preferred) and, in connection with the redemption, issued 32 million shares of common stock. All accrued and unpaid dividends on the redeemed shares of CBS Series C Preferred were paid on May 30, 1997.

COMMON SHARES
(in thousands)

                         ISSUED    IN TREASURY   OUTSTANDING
------------------------------------------------------------
Balance at January 1,
  1997                   608,972     22,627          586,345
Shares issued for
  dividend reinvestment
  plan                       384        (29)             413
Shares issued for
  employee plans          17,245       (925)          18,170
Shares issued for
  acquisitions            59,058         --           59,058
Shares issued for
  conversion of Series
  C Preferred             31,859         --           31,859
------------------------------------------------------------
Balance at December 31,
  1997                   717,518     21,673          695,845
Shares used for
  dividend reinvestment
  plan                       132         --              132
Shares issued for
  employee plans          15,881     (6,811)          22,692
Shares repurchased            --     28,342          (28,342)
------------------------------------------------------------
Balance at December 31,
  1998                   733,531     43,204          690,327
Shares issued for
  employee plans          13,845       (738)          14,583
Shares issued for
  acquisitions            57,771         --           57,771
Shares repurchased            --     11,467          (11,467)
------------------------------------------------------------
Balance at December 31,
  1999                   805,147     53,933          751,214
------------------------------------------------------------

On December 29, 1995, the Board of Directors adopted a shareholder rights plan providing for the distribution of one right for each share of common stock outstanding on January 9, 1996 or issued thereafter until the occurrence of certain events. The rights become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 15% or more of our voting stock or a party announces an offer to acquire 30% or more of the voting stock. The rights have an exercise price of $64 per share and expire on January 9, 2006. The Board of Directors has adopted a resolution affirming its intention to redeem the rights in January 2001 (if still outstanding). Upon the occurrence of certain events, holders of the rights will be entitled to purchase either CBS preferred shares or shares in an acquiring entity at half of their market value. We are entitled to redeem the rights at a value of $.01 per right at any time until the tenth day following the acquisition of a 15% position in our voting stock. The rights will expire at the time of consummation of the Viacom/CBS merger.

OTHER COMPREHENSIVE INCOME

In 1998 we adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements but did not change the recognition or measurement of assets and liabilities. Comprehensive income is used to describe all changes in equity from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income and other comprehensive income or loss items.

The following table presents the components of Accumulated other comprehensive loss, net of related taxes presented in our Consolidated Balance Sheet:

AT DECEMBER 31,                            1999    1998
--------------------------------------------------------
Minimum pension liability adjustment       $(477)  $(808)
Unrealized gains on marketable securities     73       1
Foreign currency translation adjustment      (13)     --
--------------------------------------------------------
Total accumulated other comprehensive
  loss                                     $(417)  $(807)
--------------------------------------------------------

NOTE 16:  SUBSIDIARY STOCK TRANSACTIONS

In December 1998, Infinity Broadcasting, our then wholly owned subsidiary, issued 155 million shares of its Class A common stock in an initial public offering (IPO). We own all of the 700 million outstanding shares of Infinity Broadcasting's Class B common stock. Holders of Infinity Broadcasting Class A common stock generally have identical rights to the

 50        CBS CORPORATION
holders of Infinity Broadcasting Class B common stock except that the holders of the Class A common stock are entitled to one vote per share, while holders of the Class B common stock are entitled to five votes per share on matters submitted to a vote of the stockholders. In addition, the shares of Class B common stock maintain certain conversion rights and transfer restrictions. As a result of the IPO, at December 31, 1998, we beneficially owned 82% of Infinity Broadcasting's equity, which represented 96% of the voting power.

Proceeds from the offering, based on the offering price of $20.50 per share, totaled $3.2 billion ($3.0 billion, net of offering expenses). A gain of $1.4 billion was recognized in shareholders' equity as a direct increase in capital in excess of par value.

In June 1999, Infinity Broadcasting's Board of Directors authorized a $500 million stock repurchase program. By December 31, 1999 Infinity Broadcasting had bought back approximately 17.6 million Class A common shares at a total cost of $485 million. This stock repurchase program resulted in an increase in our ownership interest to approximately 84%, excluding the dilutive effect of stock options, and resulted in incremental goodwill of approximately $300 million. In January 2000, Infinity Broadcasting's Board of Directors authorized an additional $500 million stock repurchase plan.

The increase in our ownership interest as a result of stock repurchases under the above described plan was more than offset by Infinity Broadcasting's $8.7 billion, December 7, 1999, acquisition of Outdoor Systems through the issuance of approximately 233 million shares of Infinity Broadcasting Class A common stock. This issuance reduced our ownership interest in Infinity Broadcasting from approximately 84% to just over 65% and reduced our voting interest to approximately 90%, both excluding the dilutive effect of stock options. The impact of this issuance of subsidiary stock resulted in the recognition of approximately a $2.7 billion gain through shareholders' equity as a direct increase to capital in excess of par value. The reduction in our ownership interest also results in an increase in minority interest participation at the time of the transaction and in Infinity Broadcasting's future results of operations from the date of the transaction.

Additionally, during 1999, stock transactions of our equity method investees resulted in our recording a net gain of approximately $135 million through shareholders' equity as a direct increase to capital in excess of par value. The offset resulted in a net increase in our related investment balances for the respective investees.

Under an intercompany agreement, we provide to Infinity Broadcasting a number of services, including executive, human resources, legal, finance, information management, internal audit, tax, and treasury services. The costs of these services are allocated according to established methodologies determined on an annual basis. In addition, a tax sharing agreement generally provides that, for any taxable period in which Infinity Broadcasting is included in our consolidated tax return, the amount of income taxes to be paid by them were determined as if they had filed separate income tax returns. At the time of the Outdoor Systems acquisition, because our ownership interest in Infinity Broadcasting fell below 80% they no longer qualified for inclusion in our federal income tax filing and some state tax combine filings, and therefore in those instances they will be filing a separate tax return.

NOTE 17:  STOCK-BASED COMPENSATION PLANS

At December 31, 1999, we had stock-based compensation plans at CBS and Infinity Broadcasting that provide for the granting of stock options, restricted stock, and other performance awards to employees or directors. We account for our stock-based compensation plans under APB 25. For stock options granted, the option price is not less than the market value of shares on the grant date; therefore, no compensation cost has been recognized for stock options granted. Had compensation cost for these plans been determined under the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

YEAR ENDED DECEMBER 31,              1999    1998    1997
---------------------------------------------------------
Report results:
  Net income (loss)                  $ 780   $ (21)  $549
  Net income (loss) per
    common share:
    Basic                             1.10    (.03)   .84
    Diluted                           1.08    (.03)   .84
---------------------------------------------------------
Pro Forma results:
  Net income (loss)                  $ 728   $ (55)  $487
  Net income (loss) per
    common share:
    Basic                             1.04    (.08)   .74
    Diluted                           1.01    (.08)   .74
---------------------------------------------------------

These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted in future years.

                                                      CBS CORPORATION         51

CBS STOCK OPTION PLANS

At December 31, 1999, shares authorized for awards under the CBS plans totaled
66.9 million of which 10.3 million shares remained available for future awards. Generally, stock option awards vest over a three-year period from the date of grant and expire 10 years after the date of grant.

In connection with the acquisitions of King World, TNN and CMT, and Infinity Media Corporation, we assumed options outstanding under the King World, Gaylord and Infinity Media Corporation plans as of the date of the acquisition. The then-outstanding options were converted to options to acquire CBS's common stock and are included in the following table as awards assumed. Exercise prices for awards assumed in the 1999 King World acquisition range from $12.81 to $44.30. Exercise prices for awards assumed in the 1997 TNN and CMT acquisition, range from $9.45 to $25.41. Exercise prices for awards assumed in the 1996 Infinity Media Corporation acquisition, range from $0.0002 to $19.66. Generally, these options assumed have a ten-year term and become exercisable over a vesting period of five years.

In addition to the stock options shown in the following table, we granted 8,903 shares, 9,493 shares and 9,449 shares of restricted stock to employees and directors in 1999, 1998 and 1997, respectively. These shares had a weighted-average fair value at date of grant of $34.64, $29.96 and $18.52, respectively, with a weighted-average vesting period of one year.

CBS STOCK OPTION INFORMATION
(options in thousands)

                                                1999                     1998                     1997
                                         -------------------      -------------------      -------------------
                                                   WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                    AVERAGE                  AVERAGE                  AVERAGE
                                                   EXERCISE                 EXERCISE                 EXERCISE
                                         OPTIONS     PRICE        OPTIONS     PRICE        OPTIONS     PRICE
--------------------------------------------------------------------------------------------------------------
Balance at January 1,                     54,617    $18.14         60,409    $14.05        57,816     $13.15
Options granted                            8,845     38.70          9,494     29.86        12,917      19.30
Awards assumed                            12,494     23.97             --        --           124      17.06
Options exercised                        (13,756)    19.00        (14,483)     7.90        (8,106)     14.62
Options forfeited                           (766)    30.82           (799)    26.45        (1,945)     10.69
Options expired                              (13)    25.72             (4)    26.19          (397)     30.70
--------------------------------------------------------------------------------------------------------------
Balance at December 31,                   61,421     21.93         54,617     18.14        60,409      14.05
--------------------------------------------------------------------------------------------------------------
Exercisable at December 31,               44,229    $17.80         44,990    $15.90        45,267     $18.87
--------------------------------------------------------------------------------------------------------------

                                                 1999                    1998                    1997
                                         ---------------------   ---------------------   ---------------------
                                         WEIGHTED-   WEIGHTED-   WEIGHTED-   WEIGHTED-   WEIGHTED-   WEIGHTED-
                                          AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE
                                           FAIR      EXERCISE      FAIR      EXERCISE      FAIR      EXERCISE
                                           VALUE       PRICE       VALUE       PRICE       VALUE       PRICE
--------------------------------------------------------------------------------------------------------------
Options granted:
  Exercise price equaled grant date
     stock price                          $16.82      $38.70      $12.85      $29.86       $7.92      $19.30
  Exercise price exceeded grant date
     stock price                              --          --          --          --        6.51       23.46
--------------------------------------------------------------------------------------------------------------

 52        CBS CORPORATION

CBS STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1999
(options in thousands)

                                                               WEIGHTED-                              WEIGHTED-
                                                                AVERAGE                                AVERAGE
                                              WEIGHTED-        REMAINING                              EXERCISE
RANGE OF                 OUTSTANDING AT        AVERAGE        CONTRACTUAL     EXERCISABLE AT          PRICE OF
EXERCISE PRICES         DECEMBER 31, 1999   EXERCISE PRICE   LIFE IN YEARS   DECEMBER 31, 1999   EXERCISABLE OPTIONS
--------------------------------------------------------------------------------------------------------------------
$.0002 --  4.99               3,325             $ 1.92           2.36              3,325               $ 1.92
     5 --  9.99               4,512               7.06           4.55              4,512                 7.06
    10 -- 14.99               4,804              13.42           5.28              4,182                13.37
    15 -- 19.99              17,296              17.83           5.77             16,980                17.82
    20 -- 29.99              20,793              25.55           6.46             13,398                24.55
    30 -- 39.99               6,881              33.95           8.39              1,829                33.71
    40 -- 60.47               3,810              44.84           9.52                  3                43.09
--------------------------------------------------------------------------------------------------------------------
     Total                   61,421              21.93                            44,229                17.80
--------------------------------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option pricing model with the following weighted average assumptions:

                                                                1999    1998    1997
------------------------------------------------------------------------------------
Risk free interest rate                                         5.1%    5.5%     6.4%
Expected life (years)                                           6.5     6.6      7.3
Expected volatility                                            32.2%   31.0%    30.0%
Expected dividend yield                                          --      --      1.0%
------------------------------------------------------------------------------------

Each CBS option outstanding at the time of the merger will convert into 1.085 options to purchase shares of Viacom non-voting Class B common stock at an exercise price adjusted for the 1.085 conversion factor. The majority of these options contain a provision that accelerates their vesting upon a change in control. The consummation of the merger with Viacom would be considered to be a change in control under a majority of these option agreements. Therefore, approximately 11 million of unvested options outstanding at the date we entered into the merger agreement will become fully vested upon the closing of the transaction.

Additionally, approximately 36 million of the options outstanding at the date we entered into the merger agreement contain a limited stock appreciation right feature that becomes exercisable for a thirty-day period upon a change in control. This feature entitles the holder to receive the highest reported closing sales price of a share of CBS common stock on the New York Stock Exchange during a period preceding the date of exercise.

INFINITY STOCK OPTION PLANS

At December 31, 1999, Infinity Broadcasting had several stock-based compensation plans that provide for the granting of stock-based awards, including non-statutory stock options, to non-employee directors of Infinity Broadcasting, and to officers or employees of Infinity Broadcasting, its parent or their subsidiaries. At December 31, 1999, approximately 18 million shares (excluding Outdoor Systems options assumed) of Infinity Broadcasting's Class A common stock were authorized for awards under the plans of which 12 million shares remained available for future awards. Generally, stock option awards vest three-years from the date of grant and expire ten years from the date of grant.

In conjunction with the acquisition of Outdoor Systems on December 7, 1999, Infinity Broadcasting assumed 28 million options to acquire shares of Infinity Broadcasting's Class A common stock with a weighted-average exercise price of $2.89 per share.

                                                      CBS CORPORATION         53

INFINITY BROADCASTING STOCK OPTION INFORMATION
(options in thousands)

                                                                           1999
                                                                ---------------------------
                                                                           WEIGHTED-AVERAGE
                                                                OPTIONS     EXERCISE PRICE
-------------------------------------------------------------------------------------------
Balance at January 1,                                               --          $   --
Options granted                                                  5,716           26.15
Awards assumed                                                  27,822            2.89
Options exercised                                                 (724)           1.65
Options forfeited                                                  (48)          25.94
-------------------------------------------------------------------------------------------
Balance at December 31,                                         32,766            6.94
-------------------------------------------------------------------------------------------
Exercisable at December 31,                                     27,098          $ 2.93
-------------------------------------------------------------------------------------------

Options to acquire shares of Infinity Broadcasting's Class A common stock granted during 1999 had a weighted average fair value per share of $13.37.

INFINITY BROADCASTING STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1999 (options in thousands)

                                                                WEIGHTED-
                                                                 AVERAGE                           WEIGHTED-AVERAGE
                                               WEIGHTED-        REMAINING                              EXERCISE
      RANGE OF           OUTSTANDING AT         AVERAGE        CONTRACTUAL     EXERCISABLE AT          PRICE OF
   EXERCISE PRICES      DECEMBER 31, 1999   EXERCISE PRICE    LIFE IN YEARS   DECEMBER 31, 1999   EXERCISABLE OPTIONS
---------------------------------------------------------------------------------------------------------------------
$   --                            65(1)         $   --             N/A                  65              $   --
   .01 --   .99               17,163(2)            .04             N/A              17,163                 .04
  1.00 --  4.99                5,803              1.58             6.4               5,803                1.58
  5.00 --  9.99                  159              7.25             7.4                 159                7.25
 10.00 -- 14.99                1,259             12.47             8.1               1,259               12.47
 15.00 -- 19.99                2,649             19.87             9.2               2,649               19.87
 20.00 -- 27.99                5,668             26.15             9.2                  --                  --
---------------------------------------------------------------------------------------------------------------------
Total                         32,766              6.94                              27,098                2.93
---------------------------------------------------------------------------------------------------------------------

(1) These options have no exercise price, have no expiration date and are exercisable only upon termination.
(2) These options are fully exercisable and have no expiration date.

NOTE 18:  SEGMENT INFORMATION

In 1998, we adopted SFAS No. 131, "Disclosure about Segments of a Business Enterprise and Related Information." The segment information reflects a new organizational structure which presents our Internet operations as a separate segment called the Internet Group, formerly referred to as New Media. These results were previously reported within the Television segment. This change was as a result of our growth in Internet based companies during 1999 and the identification of a separate management team to run these operations. The prior segment information presented in this note has been restated to reflect the Internet Group as a separate segment.

We are aligned into four business segments: Infinity, Television, Cable and the Internet Group. These business segments are consistent with our management of these businesses, our financial reporting structure and operating focus.

Our segments operate predominately in the United States. The accounting policies as described in the summary of significant accounting policies note are applied consistently across the segments. Intersegment sales and transfers are not material to our Infinity, Television and Cable segment results and are eliminated in Corporate and Other. Our Internet Group segment includes $19 million of advertising expense for our consolidated Internet investments for advertising and promotion time provided by our Infinity, Television and Cable segments.

We evaluate operating performance based on earnings before interest, taxes, minority interest, equity losses, depreciation and amortization (EBITDA). We believe that EBITDA is an appropriate measure of evaluating the operating performance of our segments. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets caused by the

 54        CBS CORPORATION
magnitude and timing of acquisitions. However, EBITDA should be considered in addition to, not as a substitute for operating earnings, net earnings, cash flows, and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies.

SEGMENT DATA

                                                                                                      DEPRECIATION
                                                    REVENUES                     EBITDA             AND AMORTIZATION
                                           ---------------------------   -----------------------   ------------------
YEAR ENDED DECEMBER 31,                     1999      1998      1997      1999     1998    1997    1999   1998   1997
---------------------------------------------------------------------------------------------------------------------
Infinity                                   $ 2,449   $ 1,893   $ 1,480   $1,067   $  798   $ 575   $327   $250   $197
Television                                   4,371     4,369     3,589      606      385     339    231    209    209
Cable                                          565       546       302      219      148      73    105    107     35
Internet Group                                  13         4        --      (37)      (4)     --      1     --     --
---------------------------------------------------------------------------------------------------------------------
Total combined segments                      7,398     6,812     5,371    1,855    1,327     987    664    566    441
Corporate and Other                            (25)       (7)       (4)     (44)     (68)    (72)     5      5      4
Residual costs of discontinued businesses       --        --        --     (175)    (163)   (143)    --     --     --
---------------------------------------------------------------------------------------------------------------------
    Total                                  $ 7,373   $ 6,805   $ 5,367   $1,636   $1,096   $ 772   $669   $571   $445
---------------------------------------------------------------------------------------------------------------------

                                                                            EXPENDITURES FOR
                                                  TOTAL ASSETS              LONG-LIVED ASSETS
                                           ---------------------------   -----------------------
DECEMBER 31,                                1999      1998      1997      1999     1998    1997
------------------------------------------------------------------------------------------------
Infinity                                   $19,561   $10,798   $ 7,074   $   53   $   32   $  15
Television                                  10,260     6,665     6,602      295      201     264
Cable                                        1,809     1,850     1,958       10       18      17
Internet Group                                 849        28         8       53       10      --
------------------------------------------------------------------------------------------------
Total combined segments                     32,479    19,341    15,642      411      261     296
Corporate and Other                            646       798       861       16        5       4
------------------------------------------------------------------------------------------------
    Total                                  $33,125   $20,139   $16,503   $  427   $  266   $ 300
------------------------------------------------------------------------------------------------

INFINITY

Management characterizes its Infinity segment as out-of-home media because the majority of radio listening and virtually all viewing of outdoor advertising takes place in automobiles, transit systems, on the street and other locations outside the consumer's home, including listening to radio at work. The Infinity segment owns and operates radio stations and participates in the outdoor advertising business. Radio station revenues were 75% in 1999, 77% in 1998 and 75% in 1997 of total Infinity revenues. The percentage of outdoor revenues is expected to increase in 2000 due to the full-year impact of the December 1999 acquisition of Outdoor Systems. Infinity Broadcasting owns and operates 162 radio stations located in 34 markets. Sixty-two of these radio stations are in the nation's ten largest radio markets. We believe that the presence of Infinity Broadcasting's radio stations in large markets makes it attractive to advertisers and that the overall diversity of its stations reduces its dependence on any single station, local economy, or advertiser. Infinity Broadcasting also has a minority equity investment in Westwood One, Inc. (Westwood One), which it manages. Westwood One produces and distributes syndicated and network radio programming and also manages the CBS Radio Network.

Infinity Broadcasting operates the largest outdoor advertising business in North America through its wholly owned subsidiaries. Our outdoor advertising business sells advertising space throughout the United States, United Kingdom, Republic of Ireland, Canada, Mexico, and the Netherlands on various media, including buses, trains, malls, train platforms and terminals throughout commuter rail systems, and on painted billboards, eight and thirty-sheet posters, and phone kiosks.

TELEVISION

The Television segment consists of three integrated operations: the CBS television network; our owned and operated television stations; and our television syndication operations. In November 1999, we acquired King World, a leading syndicator of television programming. See note 2 to the financial statements.

The CBS television network produces or acquires, and distributes a comprehensive schedule of news, public affairs, entertainment and sports programming, to our

                                                      CBS CORPORATION         55
owned and operated television stations and more than 200 affiliates. Our owned and operated television stations and domestic affiliates serve, in the aggregate, all 50 states and the District of Columbia. The television network is responsible for sales of advertising time for the television network broadcasts of news, public affairs, sports and entertainment programming. Our programming also involves the production, distribution and marketing of first-run and off-network syndicated programming to television stations, cable, home video, in-flight, and emerging media worldwide. Subsequent to December 31, 1999, we approved a proposed plan to integrate the newly acquired operations of King World with the existing CBS syndication business to achieve synergies and eliminate redundant functions. See notes 2 and 13 to the financial statements.

The success of our television segment is driven primarily by programming. Our network depends on our owned and operated television stations, our television syndication operations and the affiliates for distribution of the programming. In addition, the network provides the majority of programming aired at our owned and operated television stations.

CABLE

The Cable segment primarily consists of our cable networks, including TNN, CMT and two regional sports networks. These networks are distributed by cable television and other multi-channel technologies.

TNN is an advertiser-supported cable network featuring country lifestyle and entertainment programming. The network serves approximately 76 million U.S. homes. TNN offers a broad array of programming from original series to movies to country music concerts as well as motorsports, including the NASCAR Winston Cup Races, outdoor sports such as hunting and fishing, professional bull riding and sports entertainment such as wrestling. In April 2000, TNN is expected to be the primary network for the Arena Football League. Our rights to broadcast the NASCAR Winston Cup races were not renewed and expire during the year 2000.

CMT is an advertiser-supported, 24-hour cable network with a country music video format. It reaches approximately 39 million U.S. homes.

In addition, we own and operate the Midwest Sports Channel, a regional sports network in Minneapolis, and we are a majority owner of Home Team Sports, a regional sports network serving the mid-Atlantic states.

Also part of the cable operations, Group W Network Services (GWNS) is a global provider of satellite services to broadcast, cable, and corporate networks. Based in Stamford, Connecticut, GWNS provides transmission and other technical services to U.S. broadcast networks and to many major cable networks.

INTERNET GROUP

The Internet Group segment consists of our consolidated and nonconsolidated Internet businesses including CBS.com, Inc. the operator of two Internet sites-CBS.com and CBSNews.com. CBS.com, which launched in February 1998, offers a broad range of informational, entertainment, news, and promotional content. In January 2000, CBS.com, Inc. launched CBSNews.com, a news and news related information web site. A majority of the television network affiliates currently participate in these web sites. During the second half of 1999, we closed on a number of strategic investments focused on growing our Internet based operations. We received an equity interest in these Internet companies, primarily in exchange for future advertising and promotion time on our television, radio, outdoor and cable media properties. The segment data tables above, except total assets, exclude the effect of changes in market value for our publicly traded cost method investments and the results of operations for our equity method of accounting Internet investments. Our proportionate share of losses and related amortization expense in our equity method investments are reported separately as Equity losses of unconsolidated affiliated companies, net of income taxes on the Consolidated Statement of Income. The appreciation or depreciation in the stock prices on our publicly traded cost method Internet investments are recorded as a component of Accumulated other comprehensive loss in shareholders' equity. In exchange for providing advertising and promotion time on its media properties, Infinity Broadcasting will be provided an economic interest in certain of these Internet investments. See note 3 to the financial statements.

OTHER

The category "Corporate and Other" includes certain assets and results of operations that are either not identifiable to a specific reportable segment or relate to the maintenance of corporate functions. These assets primarily include cash and cash equivalents, deferred income taxes, property and equipment and other assets associated with corporate headquarters as well as certain receivables. Included in the results of

 56        CBS CORPORATION
operations are intersegment eliminations, non-allocated income and costs related to interest, taxes and employee benefits as well as certain headquarters related income and expenses.

Residual costs of discontinued businesses primarily include pension and postretirement benefit costs for benefit plans retained by us for previously divested industrial businesses.

Long-lived assets include property and equipment, programming, noncurrent receivables, and investments in joint ventures or other affiliates, and exclude such assets as goodwill, FCC licenses, other intangible assets, financial instruments, deferred acquisition costs and deferred tax assets. Increases in long-lived assets during 1999 and 1998 are due primarily to acquisitions.

Expenditures for long-lived assets are primarily related to spending on programming of $193 million, $108 million, and $161 million as well as capital spending of $171 million, $139 million, and $121 million during 1999, 1998, and 1997, respectively.

NOTE 19:  CONTINGENT LIABILITIES,

Certain environmental, litigation and other liabilities associated with the industrial businesses were not assumed by other parties in the divestiture transactions and, therefore, were retained by us. These liabilities include certain environmental, general litigation, and other matters not involving active businesses. Accrued liabilities associated with these matters, which have been separately presented in Continuing Operations as Retained liabilities of discontinued businesses, totaled $1.2 billion at December 31, 1999, including $581 million for accrued legal matters as well as amounts related to previously discontinued businesses of CBS Inc. Of the $1.2 billion, $996 million is classified as noncurrent. A separate asset of $202 million was recorded for estimated amounts recoverable from third parties, of which $175 million is classified in Other noncurrent assets in the Consolidated Balance Sheet.

LEGAL MATTERS

SECURITIES CLASS ACTIONS--FINANCIAL SERVICES

We have been defending derivative and class action lawsuits alleging federal securities law and common law violations arising out of purported misstatements or omissions contained in public filings and in a Prospectus and Registration Statement for a public offering of CBS's common stock in 1991. The parties to the class actions and derivative action reached an agreement to settle the matters for a total cost of $67 million, funded in large part by our liability insurers. On October 19, 1999, the district court approved the settlements and our share was paid in 1999. The parties await the entry of a final order by the district court.

ASBESTOS

We are a defendant in numerous lawsuits claiming various asbestos-related personal injuries, which allegedly occurred from use or inclusion of asbestos in certain products supplied by the industrial businesses, generally in the pre-1970 time period. Typically, these lawsuits are brought against multiple defendants. We were neither a manufacturer nor a producer of asbestos and we are oftentimes dismissed from these lawsuits on the basis that we have no relationship to the products in question or the claimant did not have exposure to our product. At December 31, 1999, we had approximately 121,000 unresolved claims pending.

In court actions that have been resolved, we have prevailed in many of the asbestos claims and have resolved others through settlement. Furthermore, we have brought suit against certain of our insurance carriers with respect to these asbestos claims. Under the terms of a settlement agreement resulting from this suit, carriers that have agreed to the settlement are now reimbursing us for a substantial portion of our current costs and settlements associated with asbestos claims. We recorded a liability reflected in Retained liabilities of discontinued businesses for asbestos-related matters that is deemed probable and can be reasonably estimated. We have also separately recorded an asset reflected in Other noncurrent assets in the Consolidated Balance Sheet equal to the amount of such estimated liability that will be recovered pursuant to agreements with insurance carriers.

Factors considered in evaluating this litigation include: claimed product involvement, alleged exposure to product, alleged disease, validity of medical claims, number of resolved claims, available insurance proceeds and status of litigation in multiple jurisdictions. We have not been able to reasonably estimate costs for unasserted asbestos claims. However, we review asbestos claims on an ongoing basis and adjust our liability as appropriate.

GENERAL

Litigation is inherently uncertain and always difficult to predict. Substantial damages are sought in certain

                                                      CBS CORPORATION         57
groupings of asbestos claims, and, although we believe a significant adverse judgment is unlikely, any such judgment could have a material adverse effect on our results of operations for a quarter or a year. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that we have adequately provided for costs arising from resolution of these matters and that the litigation should not have a material adverse effect on our financial condition.

ENVIRONMENTAL MATTERS

Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on us. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; and the identification of new sites. We have, however, recognized an estimated liability, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We recognize changes in estimates as new remediation requirements are defined or as more information becomes available.

With regard to remedial actions under federal and state Superfund laws, we have been named a potentially responsible party (PRP) at numerous sites located throughout the country. At many of these sites, we are either not a responsible party or its site involvement is very limited or de minimis. However, we may have varying degrees of cleanup responsibilities at approximately 74 sites. We believe that any liability incurred for cleanup at these sites will be satisfied over a number of years, and in many cases, the costs will be shared with other responsible parties. These sites include certain sites for which we, as part of an agreement for sale, have retained obligations for remediation of environmental contamination and for other Comprehensive Environmental Response Compensation and Liability Act (CERCLA) issues.

Based on the costs associated with the most probable alternative remediation strategy for the previously mentioned sites, we have an accrued liability of $514 million at December 31, 1999 which is reflected in Retained liabilities of discontinued businesses in the Consolidated Balance Sheet. Depending on the remediation alternatives ultimately selected, the costs related to these sites could differ from the amounts currently accrued. The accrued liability includes $397 million for site investigation and remediation, and $117 million for post-closure and monitoring activities. Management anticipates that the majority of expenditures for site investigation and remediation will occur during the next five to ten years. Expenditures for post-closure and monitoring activities will be made during periods of up to 30 years.

OTHER

We are involved with several administrative actions alleging violations of federal, state, or local environmental regulations. For these matters, we have estimated our remaining reasonably possible costs and determined them to be immaterial.

We believe, based on our best estimate, that we have adequately provided for the present environmental obligations and that complying with existing government regulations will not materially impact our financial position, liquidity or results of operations.

NOTE 20:  SUBSEQUENT EVENT (AS OF MARCH 21, 2000)

On March 3, 2000, Infinity Broadcasting entered into an asset purchase agreement to acquire 18 radio stations, located in the top 50 markets, from Clear Channel Communications, Inc. for approximately $1.4 billion. This transaction is expected to close by year-end 2000 and is subject to regulatory reviews and approvals.

On March 21, 2000, Infinity Broadcasting announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately $425 million. This transaction is expected to close mid-year 2000.

Infinity Broadcasting plans to finance these acquisitions with excess cash from operations and by executing a credit facility which will increase their borrowing availability by $2.0 billion.

 58        CBS CORPORATION

QUARTERLY FINANCIAL INFORMATION
(unaudited, in millions except per share amounts)

                                        1999 QUARTER ENDED                      1998 QUARTER ENDED
                               -------------------------------------   -------------------------------------
                               DEC 31   SEPT 30   JUNE 30   MARCH 31   DEC 31   SEPT 30   JUNE 30   MARCH 31
------------------------------------------------------------------------------------------------------------
Revenues                       $2,219   $1,708    $1,678      $1,768   $1,791   $1,581    $1,484      $1,949
Gross Margin                      938      759       787         608      659      601       528         644
Operating profit (loss) (a)       298      246       294         118      117      102       127         136
Income (loss) from Continuing
  Operations (b)                   19       35        78          25        3      (38)        4          19
Gain on disposal of
  Discontinued Operations (c)     232       12        18         366       --       --        --          --
Extraordinary item                 --       --        (1)         (4)      (4)      (5)       --          --
Net income (loss)                 251       47        95         387       (1)     (43)        4          19
------------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
Basic:
  Continuing Operations        $  .03   $  .05    $  .11     $   .04   $ (.00)  $ (.05)   $  .01      $  .03
  Discontinued Operations         .32      .02       .03         .53       --       --        --          --
  Extraordinary item               --       --        --        (.01)    (.00)    (.01)       --          --
  Net income (loss)               .35      .07       .14         .56     (.00)    (.06)      .01         .03
Diluted:
  Continuing Operations           .03      .05       .11         .04     (.00)    (.05)      .01         .03
  Discontinued Operations         .31      .02       .02         .52       --       --        --          --
  Extraordinary item               --       --        --        (.01)    (.00)    (.01)       --          --
  Net income (loss)               .34      .07       .13         .55     (.00)    (.06)      .01         .03
------------------------------------------------------------------------------------------------------------
Market price per share (d):
  High                      $63 15/16 $51 13/16  $46 7/8     $ 41      $32 13/16  $35 1/4  $36 3/16  $ 33 15/16
  Low                        43 3/16   43 15/1    40 1/16      31 7/8   20 1/2     23 1/4    29 3/4    27 117/25
------------------------------------------------------------------------------------------------------------

Per common share amounts for the quarters do not add to the year-end amounts because of differences in the average common shares outstanding during each quarter.

(a) Includes restructuring charges of $2 million in the second quarter of 1999 and $62 million ($38 million after-tax) in the third quarter of 1998. In the second quarter of 1999, $26 million of the 1998 restructuring charge was reversed. See note 13 to the financial statements.

(b) Includes a charge of $24 million in the second quarter of 1999 related to probable obligations associated with TeleNoticias which may revert back to us.

(c) Reflects a pre-tax gain of $922 million ($628 million after-tax) on disposal of industrial businesses. See note 12 to the financial statements.

(d) Represents the high and low closing prices for one share of CBS common stock on the New York Stock Exchange (NYSE).

                                                      CBS CORPORATION         59

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(unaudited, in millions except per share and employee data)

                                                        1999      1998      1997      1996      1995
------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
Revenues                                               $ 7,373   $ 6,805   $ 5,367   $ 4,143   $ 1,074
Operating Profit                                           956       482       253        54       160
Income (loss) from Continuing Operations before
  income taxes, minority interest and equity losses        763       155       (59)     (292)      128
Income (loss) from Continuing Operations                   157       (12)     (131)     (221)       47
Income (loss) from Discontinued Operations                 628        --       680       409       (57)
Extraordinary item--Extinguishment of Debt                  (5)       (9)       --       (93)       --
Net income (loss)                                          780       (21)      549        95       (10)
------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net Income (loss) per common share--Basic:
  Continuing Operations                                $   .22   $  (.02)  $  (.24)  $  (.67)  $  (.09)
  Discontinued Operations                                  .89        --      1.08      1.02      (.16)
  Extraordinary item                                      (.01)     (.01)       --      (.23)       --
Net Income (loss) per common share--Basic                 1.10      (.03)      .84       .12      (.25)
Net Income (loss) per common share--Diluted:
  Continuing Operations                                    .22      (.02)     (.24)     (.67)     (.09)
  Discontinued Operations                                  .87        --      1.08      1.02      (.16)
  Extraordinary item                                      (.01)     (.01)       --      (.23)       --
Net Income (loss) per common share--Diluted               1.08      (.03)      .84       .12      (.25)
Cash Dividends per common share                             --       .05       .20       .20       .20
------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets:
  Continuing Operations                                $33,125   $20,139   $16,503   $15,406   $10,391
  Discontinued Operations                                  613     1,919     4,101     5,710     8,157
    Total assets                                        33,738    22,058    20,604    21,116    18,548
Long-term debt:
  Continuing Operations                                  3,753     2,506     3,236     5,147     7,222
  Discontinued Operations                                  405       382       440       419       161
Total debt:
  Continuing Operations                                  3,797     2,665     3,387     5,635     7,840
  Discontinued Operations                                  415       428       543       439       528
Shareholders' equity                                    16,147     9,054     8,080     5,731     1,453
------------------------------------------------------------------------------------------------------
CASH FLOW DATA
Operating activities of Continuing Operations          $   686   $   295   $  (201)  $   (95)  $   175
Investing activities                                       422       467     2,487     2,893    (4,336)
Financing activities                                    (1,443)      327    (2,015)   (2,479)    3,525
Purchases of treasury stock                                489       859        --        --        --
------------------------------------------------------------------------------------------------------
STATISTICAL DATA
EBITDA--Continuing Operations (a)                      $ 1,636   $ 1,096   $   772   $   388   $   369
Average shares outstanding--diluted                        721       696       629       401       370
Market price per share at end of year (b)            $63 15/16 $32 13/16  $29 7/16   $19 7/8   $16 3/8
Number of employees--Continuing Operations              28,900    23,700    14,100    11,900     6,300
Number of employees--Discontinued Operations                --    22,100    32,400    41,300    65,400
------------------------------------------------------------------------------------------------------

We have made numerous acquisitions in the last three years, see note 2 to the financial statements. On December 31, 1996, we acquired Infinity Media Corporation which gave rise to the year-over-year increases in 1997. In November 1995, we acquired CBS Inc. which gave rise to the significant year-over-year increases in 1996. See note 12 to the financial statements for discussions on discontinued businesses.

(a) We evaluate our operating performance based on several factors, of which the primary financial measure is earnings before interest, taxes, minority interest, equity losses, depreciation, and amortization (EBITDA). EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were from acquisitions accounted for under the purchase method of accounting. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows, and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies. EBITDA differs from cash flows from operating activities primarily because it does not consider changes in assets and liabilities from period to period, and it does not include cash flows for interest and taxes.

(b) Represents the closing price for one share of CBS common stock on the NYSE.

 60        CBS CORPORATION

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning executive officers required by this item is set forth in Part I pursuant to General Instruction G to Form 10-K; the remainder of the information required by this item is expected to be filed in a subsequent filing on Form 10-K/A.

The information as to directors is expected to be filed in a subsequent filing on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is expected to be filed in a subsequent filing on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is expected to be filed in a subsequent filing on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is expected to be filed in a subsequent filing on Form 10-K/A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The financial statements required by this item are listed under Part II, Item 8, which list is incorporated herein by reference.

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for CBS and the Independent Auditors' Reports thereon are included in Part IV of this report:

                                                              PAGES
Independent Auditors' Report on Financial Statement Schedule   67
Schedule II--Valuation and Qualifying Accounts for the three
  years ended December 31, 1999                                68

Other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(a)(3) EXHIBITS
       (3)     Articles of Incorporation and Bylaws
               (a)     The Restated Articles of the Corporation, as amended to
                       October 27, 1999, are incorporated herein by reference to
                       Exhibit 3(a) to Form 10-Q for the quarter ended September
                       30, 1999.
               (b)     The Bylaws of the Corporation, as amended to May 4, 1999,
                       are incorporated by reference to Exhibit 3(b) to Form 10-Q for the quarter ended June 30, 1999.
       (4)     Rights of Security Holders
               (a)     There are no instruments with respect to long-term debt of the Corporation that involve securities authorized
                       thereunder exceeding 10 percent of the total assets of the
                       Corporation and its subsidiaries on a consolidated basis.
                       The Corporation agrees to provide to the Securities and
                       Exchange Commission, upon request, a copy of instruments
                       defining the rights of holders of long-term debt of the
                       Corporation and its subsidiaries.
               (b)     Rights Agreement is incorporated herein by reference to
                       Exhibit 1 to Form 8-A filed with the Securities and Exchange
                       Commission on January 9, 1996.

                                                      CBS CORPORATION         61

       (10)    Material Contracts
               (a*)    The CBS Corporation 1998 Executive Annual Incentive Plan is
                       incorporated herein by reference to Exhibit A to the
                       Corporation's Definitive Proxy Statement for the Annual
                       Meeting of Shareholders held on May 6, 1998, as filed with the Commission on March 25, 1998.
               (b*)    The Annual Performance Plan, as amended to July 28, 1999, is incorporated herein by reference to Exhibit 10.19 to Form
                       10-Q of Infinity Broadcasting Corporation for the quarter
                       ended September 30, 1999.
               (c*)    The 1993 Long-Term Incentive Plan, as amended to July 28,
                       1999, is incorporated herein by reference to Exhibit 10.16 to Form 10-K for the quarter ended September 30, 1999.
               (d*)    The 1991 Long-Term Incentive Plan, as amended to July 28,
                       1999, is incorporated herein by reference to Exhibit 10.15 to Form 10-K of Infinity Broadcasting Corporation for the
                       quarter ended September 30, 1999.
               (e*)    The 1984 Long-Term Incentive Plan, as amended to November 1,
                       1996, is incorporated herein by reference to Exhibit 10(c)
                       to Form 10-Q for the quarter ended September 30, 1996.
               (f*)    Amended and restated Infinity Broadcasting Corporation Stock
                       Option Plan is incorporated herein by reference to Exhibit
                       4.4 to the Corporation's Registration Statement No.
                       333-13219 on Post-Effective Amendment No. 1 on Form S-8 to
                       Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.
               (g*)    The Westinghouse Executive Pension Plan, as amended as of
                       July 28, 1999, is incorporated by reference to Exhibit 10.20 to Form 10-Q of Infinity Broadcasting Corporation for the
                       quarter ended September 30, 1999.
               (h*)    CBS Supplemental Executive Retirement Plan, as amended to
                       April 1, 1999, is incorporated herein by reference to
                       Exhibit 10(h) to Form 10-Q for the quarter ended September
                       30, 1999.
               (i*)    CBS Bonus Supplemental Executive Retirement Plan, as amended to April 1, 1999, is incorporated herein by reference to
                       Exhibit 10(i) to Form 10-Q for the quarter ended September
                       30, 1999.
               (j*)    CBS Supplemental Employee Investment Fund, as amended as of
                       January 1, 1998, is incorporated by reference to Exhibit
                       10(j) to Form 10-Q for the quarter ended September 30, 1999.
               (k*)    The Deferred Compensation and Stock Plan for Directors, as
                       amended as of July 28, 1999, is incorporated by reference to
                       Exhibit 10(k) to Form 10-Q for the quarter ended September
                       30, 1999.
               (l*)    The Director's Charitable Giving Program, as amended to
                       April 30, 1996, is incorporated herein by reference to
                       Exhibit 10(g) to Form 10-Q for the quarter ended June 30,
                       1996.
               (m*)    Advisory Director's Plan Termination Fee Deferral Terms and
                       Conditions, dated April 30, 1996, is incorporated herein by reference to Exhibit 10(i) to Form 10-Q for the quarter
                       ended June 30, 1996.
               (n*)    Employment Agreement between the Corporation and Mel
                       Karmazin, made as of June 20, 1996 and effective as of
                       December 31, 1996, is hereby incorporated by reference to
                       Exhibit 10(s) to Form 10-Q for the quarter ended March 31,
                       1997.
               (o*)    Infinity Broadcasting Corporation Warrant Certificate No. 3
                       to Mel Karmazin is incorporated herein by reference to
                       Exhibit 4.6 to the Corporation's Registration Statement No.
                       333-13219 on Post-Effective Amendment No. 1 on Form S-8 to
                       Form S-4 filed with the Securities and Exchange Commission on January 2, 1997.
               (p*)    Employment Agreement between a subsidiary of the
                       Corporation, CBS Broadcasting, Inc. (formerly CBS Inc.) and
                       Leslie Moonves entered into as of May 17, 1995, and amended as of January 20, 1998 is incorporated herein by reference to Exhibit 10(u) to Form 10-K for the year ended December
                       31, 1997.
               (q*)    Amendment entered into as of July 5, 1999 to employment
                       agreement between CBS Broadcasting Inc. and Leslie Moonves entered into as of May 17, 1995, as amended as of January
                       20, 1998 is incorporated by reference to Exhibit (q*) to
                       Form 10-Q for the quarter ended September 30, 1999.
               (r*)    Agreement between the Corporation and Fredric G. Reynolds
                       dated March 2, 1999 is incorporated herein by reference to
                       Exhibit 10(q) to Form 10-Q for the quarter ended March 31,
                       1999.
               (s*)    Agreement between the Corporation and Louis J. Briskman
                       dated March 2, 1999 is incorporated by reference to Exhibit
                       10(r) to Form 10-Q for the quarter ended March 31, 1999.

 62        CBS CORPORATION

               (t*)    The Infinity Broadcasting Corporation 1998 Long-Term
                       Incentive Plan, incorporated by reference to Exhibit 10.16 to the Infinity Broadcasting Form 10-K for the year ended
                       December 31, 1999.
               (u*)    The Infinity Broadcasting Corporation Executive Annual
                       Incentive Plan is incorporated by reference to Exhibit 10.17 to the Infinity Broadcasting Form 10-K for the year ended
                       December 31, 1999.
               (v)     The $5.5 billion Credit Agreement among the Corporation, the
                       Lenders parties thereto, NationsBank, N.A. and The
                       Toronto-Dominion Bank as Syndication Agents, The Chase
                       Manhattan Bank as Documentation Agent, and Morgan Guaranty
                       Trust Company of New York as Administrative Agent, dated
                       August 29, 1996, is incorporated herein by reference to
                       Exhibit 10(l) to Form 10-Q for the quarter ended September
                       30, 1996.
               (w)     First Amendment, dated as of January 29, 1997 to the Credit
                       Agreement, dated as of August 29, 1996, among CBS
                       Corporation, the Lenders parties thereto, NationsBank, N.A.
                       and The Toronto-Dominion Bank as Syndication Agents, The
                       Chase Manhattan Bank as Documentation Agent, and Morgan
                       Guaranty Trust Company of New York as Administrative Agent,
                       is hereby incorporated by reference to Exhibit 10(p) to Form
                       10-Q for the quarter ended March 31, 1997.
               (x)     Second Amendment, dated as of March 21, 1997, to the Credit
                       Agreement, dated as of August 29, 1996, as amended by the
                       First Amendment thereto dated as of January 29, 1997, among the Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, NationsBank, N.A. and The
                       Toronto-Dominion Bank as Syndication Agents, The Chase
                       Manhattan Bank as Documentation Agent, and Morgan Guaranty
                       Trust Company of New York as Administrative Agent, is hereby incorporated by reference to Exhibit 10(q) to Form 10-Q for the quarter ended March 31, 1997.
               (y)     Third Amendment dated as of March 3, 1998, to the Credit
                       Agreement dated as of August 29, 1996, as amended by the
                       First Amendment thereto dated as of January 29, 1997, as
                       amended by the Second Amendment thereto dated as of March
                       21, 1997 among the Corporation, the Subsidiaries Borrowers parties thereto, the Lenders parties thereto, NationsBank,
                       N.A. and The Toronto-Dominion Bank as Syndication Agents,
                       The Chase Manhattan Bank as Documentation Agent, and Morgan
                       Guaranty Trust Company of New York as Administrative Agent
                       is incorporated by reference to Exhibit 10(x) to Form 10-Q for the quarter ended March 31, 1998.
               (z)     Fourth Amendment, dated as of February 26, 1999, to the CBS
                       Corporation Credit Agreement, dated as of August 29, 1996, as amended by the First, Second and Third Amendments, dated
                       January 29, 1997, March 21, 1997 and March 3, 1999,
                       respectively, among CBS Corporation, the Subsidiary
                       Borrowers parties thereto, the Lenders parties thereto,
                       Nationsbank, N.A. and The Toronto-Dominion Bank as
                       Syndication Agents, The Chase Manhattan Bank as
                       Documentation Agent, and Morgan Guaranty Trust Company of
                       New York as Administrative Agent is incorporated by
                       reference to Exhibit 10.9 to Form 10-Q of Infinity
                       Broadcasting Corporation for the quarter ended March 31,
                       1999.
               (aa)    Amended and Restated Credit Agreement, dated as of December
                       10, 1999, among CBS Corporation, the Subsidiary Borrowers
                       parties thereto, the Lenders named therein, The Chase
                       Manhattan Bank, as Documentation Agent, Morgan Guaranty
                       Trust Company of New York, as Administrative Agent, and Bank
                       of American, N.A. and The Toronto-Dominion Bank, as
                       Syndication Agents.
               (bb)    Credit Agreement, dated as of December 10, 1999, among
                       Infinity Broadcasting Corporation, the Subsidiary Borrowers
                       parties thereto, CBS Corporation, as Guarantor, the Lenders named therein, The Chase Manhattan Bank, as Documentation
                       Agent, Morgan Guaranty Trust Company of New York, as
                       Administrative Agent, and Bank of American, N.A. and The
                       Toronto-Dominion Bank, as Syndication Agents, is
                       incorporated by reference to Exhibit 10.8 to the Infinity
                       Broadcasting Form 10-K for the year ended December 31, 1999.
               (cc)    Intercompany Agreement between CBS Corporation and Infinity
                       Broadcasting Corporation dated as of December 15, 1998 is
                       incorporated by reference to Exhibit 10(x) to Form 10-K for the year ended December 31, 1998.
               (dd)    Tax Sharing Agreement between CBS Corporation and Infinity
                       Broadcasting Corporation dated as of December 15, 1998 is
                       incorporated by reference to Exhibit 10(y) to Form 10-K for the year ended December 31, 1998.

                                                      CBS CORPORATION         63

               (ee)    Agreement and Plan of Merger, dated as of March 31, 1999, by and among King World Productions, Inc., the Corporation and
                       K Acquisition Corp. is incorporated herein by reference to
                       Exhibit 2.1 to the report on Form 8-K of King World
                       Productions, Inc. filed with the SEC on April 1, 1999.
               (ff)    Amendment No. 1, dated as of September 8, 1999, to the
                       Agreement and Plan of Merger, dated as of March 31, 1999, by and among King World Productions, Inc., the Corporation and
                       K Acquisition Corp., is incorporated herein by reference to
                       Exhibit 2.1 to the report on Form 8-K filed with the SEC on
                       September 15, 1999.
               (gg)    Stockholders Agreement dated as of March 31, 1999, among the
                       Corporation and the stockholders named therein, is
                       incorporated by reference to the Registration Statement No.
                       333-84761 on Form S-4 filed with the SEC on August 9, 1999.
               (hh)    Amendment No. 1, dated as of June 1, 1999, to the
                       Stockholders Agreement dated as of March 31, 1999, among the
                       Corporation and the stockholders named therein, is
                       incorporated by reference to the Registration Statement No.
                       333-84761 on Form S-4 filed with the SEC on August 9, 1999.
               (ii)    Amendment No. 2, dated as of October 5, 1999, to the
                       Stockholders Agreement dated as of March 31, 1999, among the
                       Corporation and the stockholders named therein, is
                       incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement No. 333-84761 on Form S-4
                       filed with the SEC on November 5, 1999.
               (jj)    Voting Agreement, dated as of September 6, 1999, between
                       National Amusements, Inc. and the Corporation, is
                       incorporated by reference to Exhibit 99.2 to the report on
                       Form 8-K filed with the SEC on September 8, 1999.
               (kk)    Stockholder Agreement, dated as of September 6, 1999,
                       between National Amusements, Inc. and the Corporation, is
                       incorporated by reference to Exhibit 99.3 to the report on
                       Form 8-K filed with the SEC on September 8, 1999.
               (ll)    Agreement and Plan of Merger, dated as of May 27, 1999,
                       among Infinity Broadcasting Corporation, Burma Acquisition
                       Corp. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.1 to the report on Form 8-K of
                       Outdoor Systems, Inc., filed with the SEC on June 3, 1999.
               (mm)    Amendment No. 1, dated as of June 16, 1999, to the Agreement and Plan of Merger, dated as of May 27, 1999, among Infinity
                       Broadcasting Corporation, Burma Acquisition Corp. and
                       Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.2 to Infinity Broadcasting Corporation's
                       report on Form 8-K, filed with the SEC on June 25, 1999.
               (nn)    Stockholders Agreement, dated as of May 27, 1999, among
                       Infinity Broadcasting Corporation, William S. Levine, Arturo
                       R. Moreno, Carole D. Moreno, Levine Investments Limited
                       Partnership and BRN Properties Limited Partnership, is
                       incorporated herein by reference to Exhibit 99.2 to the
                       report on Form 8-K of Outdoor Systems, Inc., filed with the
                       SEC on June 3, 1999.
               (oo)    Amendment No. 1, dated July 15, 1999, to the Stockholders
                       Agreement dated May 27, 1999 among the Corporation and the stockholders named in the agreement is incorporated by
                       reference to Exhibit 24 to Registration Statement No.
                       333-88363 on Form S-4 filed by Infinity Broadcasting
                       Corporation with the SEC on October 4, 1999.
               (pp)    Voting Agreement, dated as of May 27, 1999, between CBS
                       Broadcasting Inc. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.3 to the report on Form
                       8-K of Outdoor Systems, Inc., filed with the SEC on June 3,
                       1999.
               (qq)    Amended and Restated Agreement and Plan of Merger dated as of October 8, 1999 between the Corporation and Viacom Inc.
                       is incorporated herein by reference to Exhibit 2 to Form 8-K dated October 12, 1999.
               (rr*)   Letter Agreement, dated as of September 6, 1999, between
                       Viacom Inc. and Mel Karmazin, is incorporated by reference to Exhibit 99.4 to the report on Form 8-K filed with the SEC on September 8, 1999.
               (ss*)   First Amendment to Employment Agreement dated December 31,
                       1999, between Viacom Inc. and Mel Karmazin.
               (tt)    Amended and Restated Agreement and Plan of Merger dated as of November 23, 1999 among the Corporation, Viacom Inc. and
                       Viacom/CBS LLC, is incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-88613 on Form S-4 filed by
                       Viacom Inc. with the SEC.

 64        CBS CORPORATION

               (uu)    Asset Purchase Agreement dated as of March 3, 2000 among
                       Clear Channel Communications, Inc., AMFM Inc., CCU Merger
                       Sub, Inc. and CBS Radio, Inc., is incorporated by reference to Exhibit 10.30 to the Infinity Broadcasting Form 10-K for the year ended December 31, 1999.
               (vv) Asset Purchase Agreement, dated as of November 14, 1997, between the Corporation and Siemens Power Generation
                       Corporation, a subsidiary of Siemens A.G., is incorporated by reference to Exhibit 10(w) to Form 10-K for the year ended December 31, 1997.
               (ww)    Asset Purchase Agreement, dated June 25, 1998, between the
                       Corporation and WGNH Acquisition, LLC, an entity owned 60 percent by Morrison Knudson Corporation and 40 percent by BNFL USA Group, Inc., relating to the Corporation's Energy
                       Systems Business Unit is incorporated by reference to
                       Exhibit 10(w) to Form 10-Q for the quarter ended June 30,
                       1998.
               (xx)    Asset Purchase Agreement, dated June 25, 1998, between the
                       Corporation and WGNH Acquisition, LLC, an entity owned 60 percent by Morrison Knudson Corporation and 40 percent by BNFL USA Group, Inc., relating to the Corporation's
                       Government and Environmental Services Company is incorporated by reference to Exhibit 10(x) to Form 10-Q for the quarter ended June 30, 1998.
       (21)    Subsidiaries of the Registrant
       (23)    Consent of Independent Auditors
       (24)    Power of Attorney and Extract of Resolutions of Board of Directors
       (27.1)  Financial Data Schedule for the year ended December 31, 1999
       (27.2)  Restated Financial Data Schedules for the years ended December 31,
               1998 and 1997

---------------
* Identifies management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K

A current report on Form 8-K (Item 5), filed with the Securities and Exchange Commission on October 8, 1999, filing financial information related to Viacom Inc., with whom we have a pending merger.

A current report on Form 8-K (Item 5), filed with the Securities and Exchange Commission on October 8, 1999, filing financial information related to King World Productions, Inc., and describing certain amendments to the CBS/King World merger agreement.

A current report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on October 12, 1999, filing the Amended and Restated Agreement and Plan of Merger, dated as of September 6, 1999, as amended and restated as of October 8, 1999 between Viacom Inc. and CBS Corporation.

A current report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on October 29, 1999, filing a press release announcing our earnings for the third quarter of 1999 and for the nine months ended September 30, 1999.

A current report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on November 2, 1999, filing a press release announcing that we set November 12, 1999 as the record date for the special meeting of stockholders to be held with respect to the approval of the merger with Viacom Inc.

A current report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on November 5, 1999, filing a press release announcing that we reset the record date for the special meeting of stockholders to be held with respect to the approval of the merger with Viacom Inc. from November 12, 1999 to November 17, 1999.

A current report on Form 8-K (Items 2 and 7), filed with the Securities and Exchange Commission on November 22, 1999, filing a press release announcing we completed our acquisition of King World Productions, Inc. on November 15, 1999.

A current report on Form 8-K (Item 5), filed with the Securities and Exchange Commission on November 22, 1999, filing financial information related to King World Productions, Inc., acquired on November 15, 1999.

A current report on Form 8-K (Item 5), filed with the Securities and Exchange Commission on December 6, 1999, filing financial information related to Viacom Inc., with whom we have a pending merger.

                                                      CBS CORPORATION         65

A current report on Form 8-K (Items 2 and 7), filed with the Securities and Exchange Commission on December 22, 1999, filing a press release announcing that Infinity Broadcasting Corporation completed its acquisition of Outdoor Systems, Inc. on December 7, 1999.

A current report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on December 29, 1999, filing a press release announcing our shareholders approved the pending merger with Viacom Inc.

 66        CBS CORPORATION

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CBS CORPORATION

Under date of January 25, 2000, except as to note 20, which is as of March 21, 2000, we reported on the consolidated balance sheet of CBS Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders' equity, for each of the years in the three year period ended December 31, 1999, which are included in the 1999 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related consolidated financial statement schedule included in the 1999 Annual Report on Form 10-K. The consolidated financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the December 31, 1999, 1998, and 1997 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
New York, New York
March 21, 2000

                                                      CBS CORPORATION         67

                                                                     SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

YEAR ENDED DECEMBER 31,                                         1999     1998     1997
---------------------------------------------------------------------------------------
CUSTOMER RECEIVABLES FROM CONTINUING OPERATIONS--
  ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     Balance at beginning of year                               $  48    $  35    $  27
     Charged to costs and expenses                                 19       21       12
     Increase resulting from business acquisitions                 22        8        7
     Write-offs, net of recoveries                                (15)     (16)     (11)
---------------------------------------------------------------------------------------
     Balance at end of year                                     $  74    $  48    $  35
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
DEFERRED INCOME TAXES--VALUATION ALLOWANCE:
     Balance at beginning of year                               $  84    $ 137    $  52
     Charged to costs and expenses, net of reclassification       (31)     (53)      85(a)
---------------------------------------------------------------------------------------
     Balance at end of year                                     $  53    $  84    $ 137
---------------------------------------------------------------------------------------

(a) Relates primarily to foreign tax credit carryforwards not expected to be realized.

 68        CBS CORPORATION

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.
                                       CBS CORPORATION

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

                              SIGNATURE AND TITLE
George H. Conrades, Director
Martin C. Dickinson, Director
Robert G. Freedline, Vice President and Controller
  (principal accounting officer)
William H. Gray III, Director
Mel Karmazin, President and Chief Executive Officer
  and Director (principal executive officer)
Jan Leschly, Director
David T. McLaughlin, Chairman and Director
Leslie Moonves, President and Chief Executive
Officer, CBS Television and Director
Richard R. Pivirotto, Director
Fredric G. Reynolds, Executive Vice President and
Chief Financial Officer (principal financial officer)
Raymond W. Smith, Director
Dr. Paula Stern, Director
Patty Stonesifer, Director

Robert D. Walter, Director
By:
                                                     /s/ ROBERT G. FREEDLINE
                                                     ---------------------------
                                                         Robert G. Freedline
                                                          Attorney-in-fact
                                                           March 29, 2000

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

                                                      CBS CORPORATION         69