Form 10-K/A
period 1999-12-31
CBS CORP
filed 2000-04-28
CIK 106413

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE YEAR ENDED DECEMBER 31, 1999
                           -------------------

              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                          COMMISSION FILE NUMBER 1-977

                                 CBS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                               25-0877540
----------------------------------------    ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

           51 WEST 52ND STREET
        NEW YORK, NEW YORK 10019                       (212) 975-4321
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)               (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                      ON WHICH REGISTERED
---------------------------------------    -------------------------------------
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

================================================================================

                                EXPLANATORY NOTE:

         CBS Corporation ("CBS" or the "Company") hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 1999 (the "Original Filing"). Each of the below referenced items in Part III is hereby amended by deleting the item in its entirety and replacing it with the item set forth herein. Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning executive officers required by this item is set forth in Part I of the Form 10-K for the year ended December 31, 1999, pursuant to General Instruction G to Form 10-K

         The following table sets forth the names and ages of the directors of the Company as of April 1, 2000:

              Name                                     Age
              ----                                     ---
              George H. Conrades                       61
              Martin C. Dickinson                      64
              William H. Gray III                      58
              Mel Karmazin                             56
              Jan Leschly                              59
              David T. McLaughlin                      68
              Leslie Moonves                           50
              Richard R. Pivirotto                     69
              Raymond W. Smith                         62
              Paula Stern                              55
              Patty Stonesifer                         43
              Robert D. Walter                         54

         George H. Conrades has been a director of CBS since 1994. Since April 1999, he has been the chairman and chief executive officer of Akamai Technologies, Inc., an Internet content, streaming media, and applications delivery company. He also is a partner with Polaris Venture Partners, which he joined in August 1998. In 1994, he was named president and chief executive officer of BBN Corporation, a provider of Internet services, products and application solutions and in 1995, was appointed chairman of the board. In 1997, in connection with GTE Corporation's acquisition of BBN Corporation, Mr. Conrades joined GTE Corporation as executive vice president and as president of its new Internet organization, GTE Internetworking. He left GTE Corporation in 1998. Mr. Conrades is a director of Infinity Broadcasting Corporation, a subsidiary of CBS, and Cardinal Health, Inc. He is also a trustee of The Scripps Research Institute and Ohio Wesleyan University, and a member of the interim Board of ICANN, a non-profit corporation being established to oversee the administration of Internet names and addresses.

         Martin C. Dickinson joined the CBS Board in March 1998. From 1991 until his retirement in 1996, Mr. Dickinson was senior vice president and a senior credit officer of Scripps Bank in La Jolla, California. Mr. Dickinson is a director of Scripps Bank, Gaylord Entertainment Company, Oklahoma Publishing Company and M.G. Fenton Company. He is also chairman of The Scripps Foundation for Medicine and Science, and president of the Board of Trustees for the National Cowboy Hall of Fame and Western Heritage.

         William H. Gray III was first elected to the CBS Board in 1991. Mr. Gray has been president and chief executive officer of The College Fund/UNCF since 1991. From 1979 until 1991, he was a member of the United States House of Representatives and served as house majority whip. Mr. Gray is a director of Warner-Lambert Company, The Prudential Insurance Company of America, ezgov.com, Inc., MBIA, Inc., Rockwell International Corporation, Electronic Data Systems Corporation and The Chase Manhattan Bank, N.A.

         Mel Karmazin was first elected to the CBS Board in 1997. Mr. Karmazin has been president and chief executive officer of CBS since January 1999, having served as president and chief operating officer of CBS since April 1998. He is also chairman, president and chief executive officer of Infinity Broadcasting Corporation, a subsidiary of CBS, since September 1998. Mr. Karmazin joined CBS in December 1996 as chairman and chief executive officer of CBS Radio. In May 1997, he also assumed responsibility for CBS's owned television stations and became chairman and chief executive officer of the CBS Station Group. Prior to joining CBS, he was president and chief executive officer of Infinity Broadcasting Corporation from 1981 until its acquisition by CBS in December 1996. Mr. Karmazin is a director of Infinity Broadcasting Corporation, Westwood One, Inc. and the New York Stock Exchange and a member of the Board of Trustees for the Museum of Television and Radio.

         Jan Leschly was first elected to the CBS Board in January 1998. Mr. Leschly joined SmithKline Beecham as chairman of its Worldwide Pharmaceutical business in 1990 and became chief executive in April 1994. Mr. Leschly retired as chief executive of SmithKline Beecham on April 28, 2000. Mr. Leschly is a director of American Express.

         David T. McLaughlin was first elected to the CBS Board in 1979. Mr. McLaughlin has been chairman of CBS since January 1999. Mr. McLaughlin has served as chairman and chief executive officer of Orion Safety Products (formerly Standard Fusee Corporation) since 1988. From 1987 to 1988, Mr. McLaughlin was chairman of The Aspen Institute and was appointed president and chief executive officer in 1988. Upon his retirement from The Aspen Institute in 1997, he was named president emeritus. In addition to Orion Safety Products, Mr. McLaughlin is a director of Atlantic Richfield Company, Atlas Air, Inc. and PartnerRe Ltd.

         Leslie Moonves has served as a director of the Company since July 1999. Mr. Moonves has been president and chief executive officer of CBS Television since April 1998. He joined CBS as president, CBS Entertainment, in July 1995 and was appointed president of CBS Television in August 1997. Prior to joining CBS, Mr. Moonves was president of Warner Bros. Television from July 1993 to May 1995. Mr. Moonves is a member of President Clinton's Advisory Committee on the Arts, the board of directors of the Los Angeles Free Clinic, the board of trustees of the Entertainment Industries Council and the Motion Picture Association of

America's Executive Committee on Television Violence, and the board of governors, UCLA Center for Communications Policy. He is a trustee of the National Council for Families and Television and the American Film Institute and is past president of the Hollywood Radio and Television Society.

         Richard R. Pivirotto was first elected to the CBS Board in 1973. Mr. Pivirotto is president of Richard R. Pivirotto Co., Inc., a management consulting firm. Mr. Pivirotto is a director of General American Investors Company, Inc., The Gillette Company, New York Life Insurance Company, Immunomedics, Inc., The Greenwich Bank and Trust Company, Yale New Haven Health System and, until May 3, 2000, Infinity Broadcasting Corporation, a subsidiary of CBS. He is also a trustee emeritus of Princeton University, a trustee of the General Theological Seminary and a trustee and past chairman of the Greenwich Hospital Association.

         Raymond W. Smith was first elected to the CBS Board in 1997. Mr. Smith became chairman of Rothschild North America Inc. in January 1999. Prior to that he was chairman and chief executive officer of Bell Atlantic Corporation, a position he held since January 1989. Mr. Smith also currently holds the position of chairman of Bell Atlantic Venture Fund, Inc. and he is the founding partner of Arlington Capital Partners. He serves as a director of US Airways Group, Inc., and is a trustee of the Lincoln Center Theater, Carnegie Corporation and Carnegie Mellon University. He is a member of the President's Committee on the Arts and Humanities and a member of the board of trustees of the Greater Washington Educational Telecommunications Association, Inc.

         Paula Stern was first elected to the CBS Board in 1992. Since 1988, Dr. Stern has been president of The Stern Group, Inc., a Washington-based trade and international economic advisory firm. She is a director of Avon Products, Inc., Harcourt General, Wal-Mart Stores, Inc. and, until May 3, 2000, Infinity Broadcasting Corporation, a subsidiary of CBS.

         Patty Stonesifer has been a director of the Company since December 1999. Since 1999, Ms. Stonesifer has served as president and co-chair of the Bill and Melinda Gates Foundation (the "Foundation"). From 1997 until 1999, Ms. Stonesifer was president and chair of the Gates Learning Foundation until it combined with the William H. Gates Foundation to form the Foundation. Prior to that, Ms. Stonesifer ran her own management consulting firm, whose clients included DreamWorks SKG, from 1996 to 1997. From 1988 to 1996, Ms. Stonesifer worked in many roles at Microsoft Corporation, most recently as senior vice president of the interactive media division. Ms. Stonesifer is a director of Amazon.com, Inc., Alaska Airlines, Inc. and Kinko's, Inc.

         Robert D. Walter was first elected to the CBS Board in 1994. Mr. Walter is the founder, chairman and chief executive officer of Cardinal Health, Inc. Mr. Walter is a director of Infinity Broadcasting Corporation, a subsidiary of CBS, Cardinal Health, Inc. and Bank One Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and officers and persons who are the beneficial owners of more than 10% of the Company's common stock are required to report their beneficial ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during 1999. The Company believes that all of these filing requirements were satisfied by the directors and officers and by the beneficial owners of more than 10% of the Company's common stock required to make such filings, except that Mr. Raymond W. Smith, a director of the Company, inadvertently failed to file two reports on Form 4 relating to two transactions with respect to the Company's common stock. Mr. Smith promptly reported the transactions upon learning that a filing was required. In making the foregoing statements, the Company has relied on copies of the reporting forms received by it or the written representations from certain reporting persons that no Forms 5 were required to be filed under the applicable rules of the SEC.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Directors who are employees of CBS are not compensated for service on the Board. During 1999, non-employee directors received an annual director's fee of $80,000 paid as follows: $30,000 in cash; $25,000 in restricted shares of common stock; and stock options for the Company's common stock having a value on the grant date of $25,000 (based on the Black-Scholes option pricing model). The annual director's fee is subject to forfeiture on a pro rata basis in the event that a 75% attendance requirement is not met. In January 1999, David T. McLaughlin was elected Chairman of the Board for which he received an additional fee of $170,000 paid as follows: $64,000 in cash; $53,000 in restricted shares of common stock; and stock options for the Company's common stock having a value on the grant date of $53,000. Mr. McLaughlin also received a grant of 20,000 stock options in connection with his service as Chairman in 1999. Directors who were elected as committee chairs in May 1999, received a committee chair's fee of $5,000, paid in restricted shares of common stock. The stock-based portion of the annual director's fee is subject to mandatory holding periods, and the exercise price on the stock options is set at the fair market value of the common stock on the grant date. On the effective date of the merger of Viacom Inc. ("Viacom") and CBS (the "Merger"), director stock options and restricted shares of common stock granted prior to July 28, 1999 which have not already vested, will vest and, for all options and restricted shares of common stock, the mandatory holding periods will lapse. For those CBS directors who will not join the Viacom board of directors following the Merger, stock options and restricted stock granted in January 2000 will vest at the effective time of the Merger. Non-employee directors were able to defer all or a portion of their cash fees. Director deferrals receive interest at the one-year Treasury Bill rate or such other rate as the Compensation Committee of the Board may determine, reset every January. For 1999, the interest rate was set at the LIBOR rate. Deferrals may be paid in a lump sum or in five, ten or fifteen annual installments upon termination of service as a director, as elected by the director.

         In April 1996, the Board terminated the Advisory Director's Plan (a plan that provided post-retirement payments to non-employee directors who retired at age 70 with at least five years of Board service), and provided for a termination payment to the then current non-employee directors with at least one year of Board service (including directors Conrades, Gray, McLaughlin, Pivirotto, Stern and Walter). The termination payment was based on the then present value of the 1995 annual retainer amount of $22,000 times the number of years of Board service (up to 10 years) at the plan termination date. All of these amounts were deferred (with the director receiving interest on the principal at the 10-year U.S. Treasury Bond rate plus an amount reflecting appreciation, if any, in the price of the Company's common stock over the deferral period) and will be paid in cash, at the director's option, in a lump sum or in five, 10 or 15 installments after the director leaves the Board.

         Also in April 1996, the Board terminated the Director's Charitable Giving Program as to any director who did not have at least one full year of service at the end of July 1996. Directors Conrades, Gray, McLaughlin, Pivirotto, Stern and Walter continue to participate in this program. Under this program, upon the death of an eligible director, the Company will make a donation of $500,000 to a single qualifying charitable or other non-profit organization, or a donation of $250,000 to each of two such organizations, selected by that director. The donations are funded with the proceeds of life insurance maintained on the directors. Individual directors derive no financial benefit from this program since all charitable deductions accrue solely to the Company.

         CBS provides each non-employee director with accidental death and dismemberment insurance in the principal amount of $500,000. Benefits will be paid under this insurance if a covered event occurs while the director is on CBS business. The total annual cost of this insurance for all non-employee directors in 1999 was approximately $9,000.

         CBS also maintains a gift-matching program for directors. Under this program, the Company will match director contributions to eligible charitable or educational institutions. The maximum match per year is $2,000.

COMPENSATION OF EXECUTIVE OFFICERS


         The following table sets forth information with respect to the compensation for services to CBS and its subsidiaries (including Infinity Broadcasting Corporation and its subsidiaries ("Infinity")) in 1999, 1998 and 1997 of the chief executive officer and each of the other four most highly compensated executive officers of CBS at the end of 1999 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                             All Other
                                              Annual Compensation                Long-Term Compensation    Compensation
                                 --------------------------------------------- --------------------------  -------------
                                                                                          Awards
                                                                               --------------------------
                                                                                       Securities
Name and                                                        Other Annual           Underlying
Principal Position     Year         Salary         Bonus        Compensation            Options
-------------------------------------------------------------------------------------------------------------------------
M. Karmazin            1999      $1,000,000    $12,000,000(1)        N/A                175,000(2) (3)     $7,479,961(4)
  President & Chief    1998      $1,000,000    $ 3,000,000           N/A                250,000            $2,004,294
  Executive Officer    1997      $  925,000    $ 3,000,000           N/A                500,000            $    3,749

L. Moonves             1999      $2,750,000    $ 4,500,000(1)        N/A              1,251,373(2)         $  145,700(4)
  President & Chief    1998      $2,500,000    $ 1,500,000           N/A                   0               $  145,700
  Executive Officer,   1997      $2,596,153    $ 1,557,692           N/A                870,000            $  141,700
  CBS Television

F.G. Reynolds          1999      $  695,000    $ 2,500,000(1)        N/A                101,373(2)         $1,082,908(4)
  Executive VP &       1998      $  647,000    $   500,000           N/A                100,000            $  549,143
  Chief Financial      1997      $  585,516    $ 1,000,000           N/A                   0               $   71,003
  Officer

F. Suleman             1999      $  700,000    $ 2,250,000(1)        N/A                100,000(2) (3)     $    4,132(4)
  Senior VP,           1998      $  600,000    $ 1,250,000           N/A                100,000            $    2,574
  Finance &            1997      $  500,000    $ 1,000,000           N/A                100,000            $      345
  Treasurer

L. J. Briskman         1999      $  445,000    $ 2,000,000(1)        N/A                101,123(2)         $  162,428(4)
  Executive VP &       1998      $  395,000    $   500,000           N/A                 90,000            $  120,318
  General Counsel      1997      $  346,648    $   350,000           N/A                200,000            $    4,800
-------------------------------------------------------------------------------------------------------------------------


(1) Represents annual incentive compensation awarded for 1999. For Messrs. Karmazin and Suleman, one-half of their annual incentive compensation was awarded by CBS and one-half was awarded by Infinity.

(2) Represents grants of non-qualified stock options to acquire common stock of CBS including (i) for Messrs. Moonves, Reynolds and Briskman grants under the Company's broad-based "Fund the Future" stock option program of 1,373, 1,373 and 1,123 options, respectively, and (ii) for Mr. Moonves, 1,000,000 stock options granted to him in connection with his assumption of additional responsibilities and the four year extension of the term of his employment agreement.

(3) Messrs. Karmazin and Suleman also received grants of non-qualified stock options to acquire, respectively, 177,051 and 102,051 shares of Infinity Class A common stock, which includes a grant to each of 2,051 options to acquire shares of Infinity Class A common stock under the Infinity "Fund the

     Future" stock option program. No options to acquire Infinity common stock were granted or outstanding in 1998 or 1997.

(4) These amounts consist of: (i) contributions of $4,000 by CBS to the savings program accounts for each of Messrs. Moonves, Reynolds, and Briskman and contributions of $4,000 by Infinity to the savings program accounts for each of Messrs. Karmazin and Suleman; (ii) for Mr. Moonves, $18,000 which he receives annually under the terms of his employment agreement to offset benefits he was receiving from his former employer; (iii) for Mr. Briskman, a relocation allowance of $152,645; (iv) for Messrs. Reynolds and Briskman, $2,847 and $4,179, respectively, of interest earned during 1999 on deferred amounts of long-term incentive compensation; (v) for Messrs. Karmazin, Moonves, Reynolds, Suleman and Briskman, imputed income of $354, $123,700, $1,656, $132, and $1,604, respectively, with respect to executive life insurance; (vi) for Mr. Karmazin, $475,607 of appreciation earned during 1999 on the portion of Mr. Karmazin's 1998 special award subject to mandatory deferral (determined as follows: with respect to one-half of this deferral, at a rate equal to the increase, if any, in the Infinity Class A common stock price and, with respect to the remainder, at a rate equal to the increase, if any, in the Company's common stock price); and for Mr. Reynolds, $1,074,405 of appreciation earned during 1999 on the portion of Mr. Reynolds' 1998 special award and his 1997 annual incentive award subject to mandatory deferral (at a rate equal to the increase, if any, in the Company's common stock price); and (vii) for Mr. Karmazin, a $7,000,000 special award for his significant contributions during 1999 beyond that reflected by specific performance goals; one-half of which was awarded by the CBS Compensation Committee and one-half was awarded by the Infinity Compensation Committee.


OPTION GRANTS

         The following table shows grants in 1999 to the named executive officers of stock options to purchase shares of the Company's common stock. All of the stock options were granted to the named executive officers on January 27, 1999 except for 1,373, 1,373 and 1,123 "Fund the Future" stock options granted to Messrs. Moonves, Reynolds and Briskman, respectively, on April 1, 1999 and 1,000,000 stock options granted to Mr. Moonves on June 14, 1999 in connection with his assumption of additional responsibilities and the four year extension of his employment agreement.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------------
                                      % OF TOTAL
                                      OPTIONS                                                      GRANT DATE
                                      GRANTED TO        EXERCISE                                 PRESENT VALUE(3)
                      OPTIONS         EMPLOYEES IN      OR BASE        EXPIRATION       --------------------------------
NAME                  GRANTED(1)      FISCAL YEAR(2)    PRICE          DATE              PER SHARE            TOTAL
------------------------------------------------------------------------------------------------------------------------
M. Karmazin            175,000            2.01%         $34.1875        1/26/09            $16.78           $ 2,936,500

L. Moonves             250,000           14.40%         $34.1875        1/26/09            $16.78           $ 4,195,000
                         1,373                          $40.0625        3/31/09            $19.34           $    26,554
                     1,000,000                          $41.6875        6/13/09            $21.43           $21,430,000

F.G. Reynolds          100,000            1.17%         $34.1875        1/26/09            $16.78           $ 1,678,000
                         1,373                          $40.0625        3/31/09            $19.34           $    26,554

F. Suleman             100,000            1.15%         $34.1875        1/26/09            $16.78           $ 1,678,000

L.J. Briskman          100,000            1.16%         $34.1875        1/26/09            $16.78           $ 1,678,000
                         1,123                          $40.0625        3/31/09            $19.34           $    21,719
------------------------------------------------------------------------------------------------------------------------

(1) All stock options (except options granted under the "Fund the Future" stock option program) were granted in tandem with limited rights. Options have a term of ten years from the date of grant. The exercise price under each option may not be less than the fair market value of CBS's common stock on the option grant date. Except in the event of a change in control of CBS, an option becomes exercisable in thirds, beginning after the first, second, and third anniversaries of the grant date, except that stock options granted as part of the "Fund the Future" stock option program are not exercisable for a period of three years following the award. Limited rights are exercisable only in the event of a change in control of the CBS and during the 30 days immediately following such event and only when the fair market value on the exercise date exceeds the exercise price. For purposes of the definition of "change of control" in the applicable stock option agreements, the Merger is a change of control event. When a limited right is exercised, the employee is entitled to receive in cash the difference between the exercise price of the related option and the greater of (i) the highest closing sales price of the Company common stock on the New York Stock Exchange (the "NYSE") during the 61 day period prior to and ending on the date of exercise, or (ii) the highest price paid for the Company common stock in the change in control transaction during such period. Reload options are granted to employees at the time of an exercise of a stock option through a stock swap (payment of the exercise price by surrender of previously owned shares of common stock), unless the CBS Compensation Committee cancels the reload feature before such exercise. The reload option is granted for the number of shares the employee tenders to pay the exercise price of the related option. Stock options granted as part of the "Fund the Future" stock option program do not include a reload feature.

(2) Does not include options granted to employees to purchase shares of Infinity's Class A common stock.

(3) These values were derived using the following common assumptions: stock price volatility 32.3% for the options granted on January 27, 1999 and 31.5% for the options granted on April 1, 1999 and June 14, 1999; dividend yield 0%; interest rate 4.622% for the options granted on January 27, 1999, 5.224% for the options granted on April 1, 1999 and 5.926% for the options granted on June 14, 1999; reload premium 10% for the options granted on January 27, 1999 and June 14, 1999, and 0% for the options granted on April 1, 1999; risk of forfeiture discount 5.9% for the options granted on January 27, 1999 and June 14, 1999 and 0% for the options granted on April 1, 1999; and for each option, 8 years expected term to exercise and full exercise price. There were no adjustments made for non-transferability. The values and assumptions were based on the Black-Scholes option pricing model. The actual value, if any, that an executive officer may realize from stock options (assuming that they are exercised) will depend solely on the gain in stock price over the exercise price when the shares are sold.

         In addition to the option grants described above, in 1999 Messrs. Karmazin and Suleman received options to purchase shares of Infinity Class A common stock as set forth in the following table. All of the stock options were granted on February 24, 1999 except for 2,051 "Fund the Future" stock options granted to each of Messrs. Karmazin and Suleman on April 1, 1999.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------------------------------------------------
                                       % OF TOTAL
                                       OPTIONS                                                     GRANT DATE
                                       GRANTED TO        EXERCISE                               PRESENT VALUE(3)
                      OPTIONS          EMPLOYEES IN      OR BASE        EXPIRATION     ----------------------------------
NAME                  GRANTED(1)       FISCAL YEAR(2)    PRICE          DATE             PER SHARE             TOTAL
-------------------------------------------------------------------------------------------------------------------------
M. Karmazin            175,000            3.144%         $25.9375        2/23/09           $12.92            $2,261,000
                         2,051             .037%         $26.8125        3/31/09           $13.40            $   27,483

F. Suleman             100,000            1.796%         $25.9375        2/23/09           $12.92            $1,292,000
                         2,051             .037%         $26.8125        3/31/09           $13.40            $   27,483
-------------------------------------------------------------------------------------------------------------------------

(1) Options have a term of 10 years from the date of grant or such lesser term as may be determined by the Infinity Compensation Committee. The exercise price under each option may not be less than the fair market value of Infinity Class A common stock on the option grant date. Generally, an option becomes exercisable in thirds, beginning on the first, second, and third anniversaries of the grant date except that stock options granted as part of the "Fund the Future" stock option program are not exercisable for a period of three years following the award.

(2) Does not include options granted to employees to purchase shares of CBS common stock.

(3) These values were derived using the following common assumptions: stock price volatility 38%; interest rate 5.146% for the options granted on February 24, 1999 and 5.224% for the options granted on April 1, 1999; risk of forfeiture discount 5.9%; and for each option, 8 years expected term to exercise and full exercise price. There were no adjustments made for non-transferability. The values and assumptions were based on the Black-Scholes option pricing model. The actual value, if any, that an executive officer may realize from stock options (assuming that they are exercised) will depend solely on the gain in stock price over the exercise price when the shares are sold.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information as to stock options to purchase CBS common stock exercised during 1999 by the named executive officers; the unexercised options to purchase CBS common stock (including options granted in 1999 and prior years) owned by the named executive officers; and the value of CBS options held by them at year-end.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

-----------------------------------------------------------------------------------------------------------------------------
                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED                VALUE OF UNEXERCISED
                                                        OPTIONS AT FISCAL YEAR-END          OPTIONS AT FISCAL YEAR-END(1)
                                                   -------------------------------------  ---------------------------------
                     SHARES
                     ACQUIRED
       NAME          ON EXERCISE    VALUE REALIZED        EXERCISABLE    UNEXERCISABLE(2)   EXERCISABLE      UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------
M. Karmazin                  0               N/A            3,916,867         341,667       $199,431,362      $10,893,751

L. Moonves                   0               N/A              903,333       1,346,667       $ 38,348,945      $33,517,930

F. G. Reynolds         287,500        $6,551,156              583,333         166,667       $ 25,091,614      $ 5,250,011

F. Suleman             100,000        $5,206,000            1,352,704         166,667       $ 75,203,206      $ 5,250,011

L. J. Briskman          79,400        $2,425,323              370,000         160,000       $ 17,133,750      $ 5,022,500
-----------------------------------------------------------------------------------------------------------------------------

(1) Based on the closing price of CBS's common stock as reported on the NYSE composite tape on December 31, 1999 ($63.9375).

(2) These options are unexercisable because as of December 31, 1999 they had not yet vested under their terms.

         The following table provides information as to stock options to purchase Infinity Class A common stock exercised during 1999 by Messrs. Karmazin and Suleman; the unexercised options to purchase Infinity Class A common stock (including options granted in 1999) owned by Messrs. Karmazin and Suleman; and the value of Infinity stock options held by them at year-end.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

-----------------------------------------------------------------------------------------------------------------------------
                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED                VALUE OF UNEXERCISED
                                                        OPTIONS AT FISCAL YEAR-END          OPTIONS AT FISCAL YEAR-END(1)
                                                   -------------------------------------  ---------------------------------
                     SHARES
                     ACQUIRED
       NAME          ON EXERCISE    VALUE REALIZED        EXERCISABLE    UNEXERCISABLE(2)   EXERCISABLE      UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------
M. Karmazin               0              N/A                   0             177,051            $0             $1,814,773

F. Suleman                0              N/A                   0             102,051            $0             $1,046,023
-----------------------------------------------------------------------------------------------------------------------------

(1) Based on the closing price of Infinity Class A common stock as reported on the NYSE composite tape on December 31, 1999 ($36.1875).

(2) These options are unexercisable because as of December 31, 1999 they had not yet vested under their terms.

PENSION BENEFITS

         Mr. Karmazin has a vested benefit under an Infinity pension plan which was frozen in November 1987. He has not accrued any additional benefits under this plan since November 1987. As of December 31, 1999, the estimated monthly benefit amount payable to Mr. Karmazin upon retirement at normal retirement age under this frozen pension plan is $1,408. Mr. Suleman does not participate in any tax-qualified defined benefit pension plan sponsored by the Company.

         Effective April 1, 1999, Messrs. Moonves and Reynolds became participants in the cash balance component of the CBS Combined Pension Plan (the "cash balance plan"). The cash balance plan is non-contributory. All employer contributions are actuarially determined. The cash balance plan credits the active participant's hypothetical account annually with 2% of base/benefit pay (subject to a maximum of $550,000), an interest credit on the opening account balance (which is the converted accrued benefit from the prior component plan) and on the ongoing account (which is the annual credit to the account); and, in certain circumstances, a transition credit which is unique to each individual. Messrs. Moonves and Reynolds also have vested benefits under executive pension plans, Mr. Moonves under the Bonus Supplemental Executive Retirement Plan (the "Bonus SERP") and Mr. Reynolds under the Westinghouse Executive Pension Plan (the "Executive Pension Plan"), which were frozen effective March 31, 1999. Neither Mr. Moonves nor Mr. Reynolds have accrued additional benefits under the applicable executive pension plans since March 31, 1999. As of December 31, 1999, the estimated monthly benefit amount payable to Mr. Moonves upon retirement at normal retirement age under the Bonus SERP is $3,984. As of December 31, 1999, the estimated monthly benefit amount payable to Mr. Reynolds upon retirement at normal retirement age under the Executive Pension Plan is $5,870.

         For 1999, Mr. Briskman continued to participate in the Company's contributory, defined benefit plan which is designed to provide retirement income related to an employee's salary and years of active service (the "Pension Plan"). All employer contributions are actuarially determined. Mr. Briskman also participates in the Executive Pension Plan, which provides for supplemental pension payments. Such payments, when added to Mr. Briskman's pension benefit payments under the Pension Plan, result in a total annual pension equal to 1.47% for each year of credited service multiplied by Mr. Briskman's average annual compensation as defined in the Executive Pension Plan. Average annual compensation is equal to the sum of the average of the five highest annualized December base salaries and the average of the five highest annual incentive awards, each in the last 10 years of employment. In the event of retirement prior to age 60, the total annual pension is subject to reduction. For purposes of illustration, the following table indicates the approximate amounts of annual retirement income that would be payable at the present time under various assumptions as to average annual compensation and years of service to Mr. Briskman.

FIVE-YEAR
AVERAGE ANNUAL                                               ESTIMATED ANNUAL PENSION
COMPENSATION                                        FOR SPECIFIED YEARS OF CREDITED SERVICE
INCLUDING                            ----------------------------------------------------------------------
INCENTIVE AWARD                         20                           25                            30
-----------------------------------------------------------------------------------------------------------
       $  500,000                     147,000                      183,750                       220,500
          700,000                     205,800                      257,250                       308,700
          900,000                     264,600                      330,750                       396,900
        1,100,000                     323,400                      404,250                       485,100
        1,500,000                     441,000                      551,250                       661,500
        2,000,000                     588,000                      735,000                       882,000
        2,500,000                     735,000                      918,750                     1,102,500
-----------------------------------------------------------------------------------------------------------

         The amounts presented in the above table are based on straight life annuity amounts and are not subject to any reduction for Social Security benefits or other offset amounts. As of December 31, 1999, Mr. Briskman had 24 years of credited service under the Pension Plan.

COMPENSATION AND SEVERANCE ARRANGEMENTS

         MEL KARMAZIN

         In June 1996, CBS and Mel Karmazin entered into an employment agreement that became effective at the time of the acquisition of Infinity. The employment agreement is for a term of four years commencing at the effective time of the acquisition (December 31, 1996) and provided for a starting annual base salary of $925,000, subject to merit review and annual increases (but not decreases) at the sole discretion of the Compensation Committee. The employment agreement further provides that Mr. Karmazin will have the opportunity to receive performance-based annual incentive bonuses with a target award opportunity of $1,500,000. Mr. Karmazin also received a stock option grant pursuant to the agreement on the acquisition date for 500,000 shares of common stock, with the options generally becoming exercisable after the first and second anniversaries of the grant date.

         The employment agreement provides that Mr. Karmazin's employment is terminable for cause upon the occurrence of any (i) action involving willful malfeasance or gross misconduct in connection with such employment having a material adverse effect on CBS (ii) substantial and continuing refusal to perform ordinary duties of a chief executive officer or (iii) felony conviction.

         In the event Mr. Karmazin's employment is terminated without cause or CBS otherwise breaches the employment agreement, CBS would be obligated to pay to Mr. Karmazin a lump-sum payment equal to the compensation, including annual incentive compensation, that otherwise would have been paid to Mr. Karmazin for the remainder of the term of the employment agreement.

         In contemplation of the Merger, Mr. Karmazin entered into an employment agreement with Viacom that becomes effective upon the consummation of the Merger except for a stock lock-up provision described below, which became effective upon the signing of the employment agreement. The employment agreement terminates on December 31, 2003. Pursuant to the agreement, Mr. Karmazin will serve as the President and Chief Operating Officer of Viacom. Mr. Karmazin will receive an annual base salary of $1 million and an annual bonus, subject to the attainment of certain performance objectives, with an established target bonus of $5 million and a maximum bonus of $10 million for calendar year 2000, prorated to reflect the actual number of days that the agreement is in effect during the year 2000, which target and maximum amounts will increase by 10% annually. Mr. Karmazin will also receive deferred compensation of $2 million during calendar year 2000, prorated to reflect number of days that the agreement is in effect during the year 2000, thereafter to be increased annually during the remainder of his employment in an amount equal to 10% of his salary and deferred compensation for the preceding year. The agreement provides for a grant of options at the effective time of the Merger to purchase 2,000,000 shares of Viacom Class B common stock, vesting in three equal annual installments. During his employment term, Mr. Karmazin will be provided with $5 million of life insurance. Mr. Karmazin will also be entitled to a gross-up for any "golden parachute" excise tax that may be imposed on him under the Internal Revenue Code as a result of any payment or benefit he receives under his agreement or otherwise.

         The agreement provides that Mr. Karmazin will not, except in limited circumstances, sell or otherwise dispose of his shares of CBS common stock, or, following the merger, Viacom stock for the period beginning September 6, 1999, the date the agreement was signed, and ending three years after the effective time of the merger.

         In the event of a termination of Mr. Karmazin's employment without cause or his voluntary resignation for good reason, as such terms are defined in his employment agreement, during the employment term Mr. Karmazin will be entitled to receive salary, bonus, deferred compensation, perquisites, medical and dental coverage, life insurance coverage for the balance of the employment term, a supplemental pension benefit under Viacom's Excess Pension Plan and an office including secretarial assistance for up to six months after his employment terminates. Also upon such termination, Mr. Karmazin's stock options including options that would have vested during the employment term will remain exercisable for six months following the date of termination but not beyond their expiration dates.

         LESLIE MOONVES

         During 1999, CBS and Mr. Moonves amended Mr. Moonves' employment agreement in connection with his assumption of additional responsibilities, and the extension of the term of his previous employment through July 16, 2004.

         Under the terms of the employment agreement between Mr. Moonves and the Company, as amended in June 1999, Mr. Moonves will receive an annual base salary of $3,000,000 per annum and, effective July 17, 1999, a guaranteed annual bonus of $2,500,000 per annum. Further, Mr. Moonves is eligible to receive an annual incentive award of up to $2,000,000, based on the achievement of certain financial and other goals established by the Compensation Committee of the Board. He also receives a monthly payment of $1,500 to offset certain benefits from his former employer that he lost when he was retained by CBS Broadcasting in 1995.

         If CBS terminates Mr. Moonves' employment for a reason other than for cause or incapacity or if Mr. Moonves elects to terminate the contract for good reason (as defined in the contract), Mr. Moonves will be entitled to continue to receive his base salary and bonus payments for the remainder of the employment term in lieu of any other severance benefits. In addition, any unvested stock options granted to Mr. Moonves will continue to vest in accordance with the terms of the stock option agreements under which they were granted and will remain exercisable until the earlier of (1) the expiration of the option term and (2) three years after the date Mr. Moonves ceases to be an employee.

         FREDRIC G. REYNOLDS

         Pursuant to a March 1999 agreement, in the event of termination, either without cause or by Mr. Reynolds for good reason (as defined), Mr. Reynolds is entitled to receive separation pay in the amount of two times base salary and annual incentive target award opportunity, and his stock options would continue to vest and would remain exercisable for two years after separation.

         LOUIS J. BRISKMAN

         Pursuant to a March 1999 agreement, Mr. Briskman is entitled to receive separation pay, in the event of termination without cause or by Mr. Briskman for good reason (as defined), in the amount of two times base salary and annual incentive target award opportunity, and his stock options would continue to vest and would remain exercisable for the remainder of their terms. In addition, upon such separation, or upon retirement on or after his earliest retirement age, Mr. Briskman would receive a supplemental executive pension at the same level as the current Westinghouse Executive Pension Plan, with no actuarial reduction for commencement of supplemental pension prior to age 65.

OTHER COMPENSATION

         The Board has determined that employees receiving payments pursuant to provisions of certain compensation or other employee benefit plans relating to a change in control of CBS (under the terms of such plans) should not be adversely affected by any tax imposed on such payments by reason of Section 4999 of the Internal Revenue Code of 1986, as amended, and has authorized and directed CBS in such event to make additional payments in an amount sufficient to satisfy any such tax liability.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors of CBS has furnished the following report on executive compensation for 1999.

         The Compensation Committee, which is composed entirely of outside independent directors, reviews, evaluates and approves the design and implementation of the Company's compensation system for executive officers. The Compensation Committee also determines the form and amount of compensation for the chief executive and other executive officers. For purposes of making compensation determinations, the Compensation Committee evaluates the competitiveness of the executive compensation and evaluates individual and CBS performance. For executives providing services to both CBS and Infinity Broadcasting Corporation, a majority-owned publicly traded subsidiary of CBS, the Compensation Committees of CBS and Infinity considered the actions of each other, and allocations are made to Infinity by CBS under the Intercompany Agreement.

         THE CBS EXECUTIVE COMPENSATION PROGRAM

         The CBS executive compensation program is a performance and rewards compensation system consisting of base salaries and incentives (annual and long-term) that pays executives for the achievement of levels of performance designed to increase the shareholder value of CBS. The system also enables CBS to hire, retain and motivate high-quality executives who meet the immediate business challenges and improve the long-term performance of CBS, and is designed to pay base salaries and provide total compensation opportunities which are competitive as measured against industry norms and which reflect the individual performance of each executive officer.

         BASE SALARIES

         Executive officers are assigned a compensation range for base salaries which takes into consideration the level of responsibility involved, the knowledge and skill required, individual performance and competitive data. The chief executive officer makes recommendations with respect to salary adjustments for all executive officers. These recommendations are reviewed by the Compensation Committee and approved with any modifications the Committee deems appropriate.

         ANNUAL INCENTIVES

         The Compensation Committee administers various incentive plans under which annual incentive compensation may be paid to key employees of the Company, including the Company's Executive Annual Incentive Plan, approved by shareholders, which allows the Compensation Committee to structure performance-based awards to covered executives (all of the named executive officers other than Mr. Moonves, who receives his annual incentive under an individual employment agreement) so as to comply with the requirements of
Section 162(m) of the Internal Revenue Code for deductibility of certain executive compensation. Under these plans, early in 1999, the Compensation Committee approved performance goals for individual executive officers. These performance goals were based on increases in CBS's free cash flow. The year 1999 reflected very strong performance by our executive officers. The maximum performance goals were met, permitting maximum awards to be made to executives.

         After reviewing the relevant financial and other key performance indicators and individual performance, the chief executive officer made recommendations with respect to incentive awards. These recommendations were reviewed with and, to the extent determined appropriate, approved by the Compensation Committee.

         LONG-TERM INCENTIVES

         Long-term incentives are a significant component of total compensation. For a number of years, the Compensation Committee has awarded long-term incentives to executive officers in the form of stock options as part of the Company's performance-based incentive compensation. The Compensation Committee believes that using stock options as an incentive serves to promote a sense of ownership and further align the interests of the Company's executive officers with those of its shareholders, as the options have value only as the Company's stock price increases.

         For 1999, the Compensation Committee again granted long-term incentive opportunities to executive officers in the form of non-qualified stock option grants. The level of option grants to executives for 1999 was based on the above-referenced competitive data for the executive's level of responsibility and on individual performance. The number of shares currently owned by an executive was not a factor in determining the final grant level. All stock option grants to executive officers in 1999 had an exercise price per share equal to the fair market value of the Company's common stock on the grant date.

         COMPENSATION ARRANGEMENTS

         From time to time, the Company enters into employment contracts or other compensation arrangements with executive officers when appropriate for competitive or other business reasons. In these cases, compensation for the executives may be paid in accordance with their contracts. Contractual arrangements with individual executive officers named in the Summary Compensation Table are summarized under the heading "Compensation and Severance Arrangements."

         1999 COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         Individual Performance and Contribution. Total compensation for Mel Karmazin, the president and chief executive officer of the Company during 1999, was based on a variety of factors as discussed below. A significant factor which was taken into account by the Compensation Committee, however, was the full Board's detailed evaluation of Mr. Karmazin's performance as chief executive officer and his significant contribution to CBS and its shareholders in 1999.

         Mr. Karmazin's total compensation reflects the Board's positive evaluation of his significant accomplishments in the operation and growth of CBS into one of the world's premier media companies, which is evidenced by the significant increase in shareholder value over the course of the year.

         Base Salary. The Compensation Committee reviewed Mr. Karmazin's annual base salary of $1,000,000. After consideration, the Compensation Committee determined that this base salary should remain unchanged for 1999.

         Annual Incentive. Mr. Karmazin's annual incentive for 1999 was $12,000,000. The CBS Compensation Committee awarded Mr. Karmazin a bonus of $6,000,000 based on his accomplishment of the maximum performance goals established by the CBS Compensation Committee in early 1999. The Compensation Committee of Infinity awarded Mr. Karmazin $6,000,000 under its annual incentive plan based on his accomplishment of the Infinity maximum performance goals set by that Committee in early 1999.

         Long-term Incentive. Long-term incentives during 1999 consisted of a grant by the CBS Compensation Committee of 175,000 options for CBS common stock, and a grant by the Infinity Compensation Committee of 175,000 options for Infinity Class A common stock. Mr. Karmazin's grant level was established considering his level of responsibility, previously discussed competitive data and each Compensation Committee's evaluation of his performance and role in increasing shareholder value.

         Special 1999 Award. For his significant contributions to the Company during 1999, Mr. Karmazin was awarded a special award of $7,000,000. After reviewing and evaluating company and executive performance for 1999, $3,500,000 of this special award was approved by the CBS Compensation Committee and $3,500,000 was approved by the Infinity Compensation Committee. In making the awards, the Compensation Committees noted that a number of significant goals had been achieved during the year, in addition to the established 1999 performance goals, including record revenue increases at the Company's operating segments; the acquisition of King World Productions, Inc.; the successful operation of Infinity as one of the leading out-of-home media companies in its first full year of operation after Infinity's initial public offering; the continued expansion of Infinity's outdoor advertising business in Europe; Infinity's acquisition of Outdoor Systems, Inc., resulting in Infinity becoming the largest outdoor advertising company in North America; significant steps in the reduction of the Company's indebtedness and enhancement of its debt rating; and the strategic direction Mr. Karmazin set for the Company during 1999 by his role in the Company's entering into an agreement and plan of merger with Viacom, which positions the Company for considerable opportunity in the future.

         POLICY ON DEDUCTIBILITY OF COMPENSATION

         It is the Compensation Committee's policy to establish measurable, quantifiable performance targets in connection with incentive plans as part of CBS's performance and rewards compensation system for executive officers. In the case of annual incentives, the Compensation Committee establishes financial and non-financial performance measures for that year's incentives that are designed to increase the shareholder value of CBS. In the case of stock options, the options only have value as our stock price increases.

         Under the federal tax laws, beginning in 1994, compensation for certain individual executive officers ("covered executives") is not deductible to the extent that the officer's compensation for that year exceeds $1,000,000, after excluding qualifying performance-based compensation that meets certain specified criteria. The Compensation Committee believes, based on information currently available, that the Company's annual incentive awards and stock options to covered executive officers (other than the special award paid to Mr. Karmazin for his performance during 1999 described above and annual incentives paid to Mr. Moonves pursuant to his employment agreement) will qualify for exclusion. The Compensation Committee has reviewed and will continue to review tax consequences as well as other relevant considerations when making compensation decisions.


         COMPENSATION COMMITTEE

         George H. Conrades, Chair
         Jan Leschly
         Raymond W. Smith
         Paula Stern
         Robert D. Walter


         Messrs. Conrades, Leschly, Smith and Walter served as members of the Compensation Committee during all of 1999. Ms. Stern served as a member of the Compensation Committee since May 1999. All members of the Compensation Committee were independent outside directors. During 1999, no Compensation Committee interlocks or insider participation existed.

SHAREHOLDER RETURN PERFORMANCE GRAPH

         Set forth below is a line graph comparing the total returns (assuming reinvestment of any dividends) of the Company's common stock, the Standard & Poor's 500 Index ("S&P 500(R)"), and the Standard & Poor's Entertainment Index ("S&P(R) Entertainment").

                      Comparison of Five-Year Total Return*
               CBS Common Stock, S&P 500(R)and S&P(R)Entertainment

                        12/31/94       12/31/95      12/31/96        12/31/97       12/31/98       12/31/99
                        --------       --------      --------        --------       --------       --------
CBS                     $100.00        $135.31       $165.88         $247.36        $276.14        $538.07
S&P 500(R)              $100.00        $137.12       $168.22         $223.90        $287.36        $347.36
S&P(R)                  $100.00        $119.45       $120.64         $174.87        $235.87        $274.75
ENTERTAINMENT


  *Assumes that the value of the investment in CBS common stock and in each index was $100 on December 31, 1994, and that any dividends were reinvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

              The following table sets forth the number of shares of common stock of the Company and of the Class A common stock of Infinity beneficially owned as of March 1, 2000 by each director of the Company, by each of the executive officers named in the Summary Compensation Table on page 6 (the "named executive officers"), and by the directors and executive officers of the Company as a group, as reported by each such person. Each person has sole voting and investment power over the shares reported except as noted. No other equity securities of the Company, its parent or its subsidiaries were beneficially owned, directly or indirectly, by any director, director nominee or executive officer on March 1, 2000.


-----------------------------------------------------------------------------------------------------------------------
                             Amount and Nature of Beneficial                    Amount and Nature of
                                        Ownership               Percent     Beneficial Ownership Infinity     Percent
         Name                       CBS Common Stock           of Class         Class A Common Stock         of Class
-----------------------------------------------------------------------------------------------------------------------
L.J. Briskman                  435,692 shares  (1)                 *                    0 shares                 *

G.H. Conrades                   36,842 shares  (1) (2) (3)         *               21,500 shares  (4)            *

M.C. Dickinson                 168,522 shares  (1) (5) (6)         *                2,000 shares  (7)            *

W.H. Gray III                   22,118 shares  (1) (2) (3)         *                1,000 shares                 *

M. Karmazin                  8,151,480 shares  (1) (5)           1.06%            108,333 shares  (4)            *

J. Leschly                      22,292 shares  (1)                 *               15,000 shares                 *

D.T. McLaughlin                 72,626 shares  (1) (2)(3)          *                  500 shares                 *

L. Moonves                   1,008,289 shares  (1)(6)              *               30,000 shares                 *

R.R. Pivirotto                  28,255 shares  (1) (2) (3)         *                2,500 shares  (4)            *

F.G. Reynolds                  668,672 shares  (1)(6)              *               46,161 shares                 *

R.W. Smith                      20,988 shares  (1)                 *               20,000 shares                 *

P. Stern                        23,619 shares  (1) (2) (3)         *                2,500 shares  (4)            *

P. Stonesifer                    5,005 shares  (1)                 *                    0 shares                 *

F. Suleman                   1,485,490 shares  (1)                 *               58,333 shares  (4)            *

R.D. Walter                     71,514 shares  (1) (2) (3)         *               21,500 shares  (4)            *

All directors and
executive officers as       12,402,835 shares  (1) (2) (3)       1.60%            330,327 shares  (4) (7)        *
a group                                        (5) (6) (8)
-----------------------------------------------------------------------------------------------------------------------

*Represents less than 1% of the class.

(1) Includes the following shares of CBS common stock which the indicated executive officers, directors or director nominee had the right to acquire within 60 calendar days through the exercise of stock options or warrants:
      Briskman 433,333; Conrades 10,408; Dickinson 2,660; Gray 9,658; Karmazin 4,058,533; Leschly 3,292; McLaughlin 35,563; Moonves 986,666; Pivirotto 10,408; Reynolds 649,999; Smith 5,188; Stern 9,658; Stonesifer 60; Suleman 1,419,369; and Walter 9,658.

(2) Includes the following CBS common stock equivalents owned by the indicated directors under the CBS Deferred Compensation and Stock Plan for
      Directors: Conrades 418; Gray 1,521; McLaughlin 3,209; Pivirotto 3,209; Stern 1,183; and Walter 103.

(3) The indicated directors have deferred all or part of their cash compensation as CBS directors. As a result of these deferrals, at a future date, these directors will be entitled to receive the following number of shares of CBS common stock, which are reflected in the table, or cash for all or part thereof: Conrades 6,663; Gray 6,501; McLaughlin 21,446; Pivirotto 9,993; Stern 6,533; and Walter 3,021.

(4) Includes the following shares of Infinity Class A common stock which the indicated executive officers or directors had the right to acquire within 60 calendar days through the exercise of stock options: Conrades 1,500; Karmazin 58,333; Pivirotto 1,500; Stern 1,500; Suleman 33,333; and Walter 1,500.

(5) Includes 50,000 shares held in a trust for which Mr. Dickinson is co-trustee; and (i) 2,047,503 shares of CBS common stock as to which Mr. Karmazin has sole voting power but no investment power; and (ii) 24,189 shares of CBS common stock held by the Karmazin Foundation and 472,311 shares held by the Karmazin Charitable Lead Annuity Trust, as to which Mr. Karmazin disclaims beneficial ownership, except, in the case of the Trust to the extent of his pecuniary interest.

(6) The following shares of CBS common stock, which are included in the Security Ownership Chart for the indicated named executive officer or director, are owned by family members: Mr. Dickinson 2,101 shares; Mr. Moonves 500 shares; and Mr. Reynolds 110 shares. Each indicated officer or director disclaims beneficial ownership of these shares.

(7) Includes 1,000 shares of Infinity Class A common stock which are owned by Mr. Dickinson's spouse. Mr. Dickinson disclaims beneficial ownership of these shares.

(8) Includes 181,000 stock options for CBS common stock owned by executive officers of CBS who are not named executive officers.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Except as set forth below, CBS does not know of any person who beneficially owns more than 5% of CBS's common stock.

                                                     Shares of
     Name and Address                                Common Stock                       Percent
     Beneficial Owner                                Beneficially Owned                 of Class
     ----------------                                ------------------                 --------
     FMR Corp.
     82 Devonshire Street                                72,269,562                      9.449%*
     Boston, MA 02109

     Putnam Investments, Inc. (1)                        40,300,051                        5.3%*
     One Post Office Square
     Boston, Massachusetts 02109

     *This percentage is based on the number of shares of CBS common stock reported to the Company as beneficially owned as of December 31, 1999.

(1) According to Schedule G/A, dated February 7, 2000, filed with the Securities and Exchange Commission jointly by Putnam Investments, Inc. ("PII"), Marsh & McLennan Companies, Inc. ("MMC"), Putnam Investment Management, Inc., the investment advisor to PII's mutual funds ("PIM"), and the Putnam Advisory Company, Inc., the investment advisor to PII's institutional clients ("TPAC"), at December 31, 1999, PII, a wholly-owned subsidiary of MMC, was the beneficial owner of 47,699,996 shares of common stock in its capacity as the sole parent of PMI and TPAC, owners of 40,300,051 and 7,399,945 shares of common stock, respectively. The Schedule G/A indicates that both subsidiaries have dispository power over the shares as investment managers, but each of the mutual finds' trustees have voting power of the shares held by each fund, and TPAC has shared voting power of the shares held by the institutional clients. Each of PII and MMC disclaims the power to vote or dispose of, or to direct the vote or disposition of, such shares.

MERGER WITH VIACOM

         On September 6, 1999, CBS and Viacom entered into an Agreement and Plan of Merger, as amended, pursuant to which CBS would merge with and into Viacom (or a wholly-owned subsidiary of Viacom). Viacom is a diversified entertainment company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         In December 1998, Infinity completed an initial public offering of 18.2% of its common stock. Upon completion of the acquisition of Outdoor Systems, Inc., in December 1999, CBS's ownership interest in Infinity was reduced to approximately 65%, excluding the dilutive effect of stock options. In connection with the initial public offering, CBS and Infinity entered into an intercompany agreement (the "Intercompany Agreement") pursuant to which CBS provides Infinity with a number of services, including, among others, certain legal, financial, administrative and executive services (including the services of Messrs. Karmazin and Suleman). The costs of these services are allocated according to established methodologies determined by CBS on an annual basis. In addition, a tax sharing agreement entered into at that time sets forth certain agreements between the parties with respect to Infinity's tax returns and generally provides that Infinity will pay CBS an amount equal to the amount of income taxes Infinity would have paid if it had filed separate income tax returns. Reference is made to the full text of these agreements, copies of which have been filed with the Securities and Exchange Commission.

         During 1999, CBS closed on a number of strategic investments focused on growing its Internet based operations. CBS received an equity interest in these Internet based companies, in exchange for future advertising and promotional time on CBS and Infinity properties. During the latter half of 1999, Infinity provided advertising and promotional time to some of these companies in exchange for the right to an economic interest in these Internet investments.

         In the normal course of its business, the Company was paid approximately $1,276,000 during 1999 from Gaylord Entertainment Company ("Gaylord"), a diversified entertainment and communications company, for production and programming services provided to Gaylord by The Nashville Network, one of the Company's cable networks, and for the sale to Gaylord of transponder space. In addition, the Company paid approximately $15,000 to Gaylord in connection with a revenue sharing arrangement with respect to the international distribution of certain programming. Gaylord is the owner of 100% of the Company's Series B Participating Preferred Stock. The Company expects to continue to do business with Gaylord in 2000.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April, 2000.


                                        CBS CORPORATION

                                        By: /s/ ROBERT G. FREEDLINE
                                           ------------------------------------
                                           Robert G. Freedline
                                           Vice President and Controller
                                             (principal accounting officer)